Form 10-Q
period 2004-06-30
LIFE TIME FITNESS INC
filed 2004-08-05
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File No. 001-32230

Life Time Fitness, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1689746 (I.R.S. Employer Identification No.)
6442 City West Parkway Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant’s telephone number, including area code: 952-947-0000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares outstanding of the Registrant’s common stock as of July 15, 2004 was 33,666,456 common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$426	$18,446
Accounts receivable, net	2,146	1,217
Inventories	4,282	4,654
Prepaid expenses and other current assets	5,681	6,977
Deferred membership origination costs	8,201	7,363
Deferred tax asset	5,435	5,368
Income tax receivable	1,233	2,547

Total current assets	27,404	46,572
PROPERTY AND EQUIPMENT, net	425,728	379,193
RESTRICTED CASH	11,743	10,972
DEFERRED MEMBERSHIP ORIGINATION COSTS	5,952	5,942
OTHER ASSETS	13,918	10,667

TOTAL ASSETS	$484,745	$453,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$55,477	$18,278
Accounts payable	5,518	6,171
Construction accounts payable	16,772	6,522
Accrued expenses	17,258	13,105
Deferred revenue	21,479	17,836

Total current liabilities	116,504	61,912
LONG-TERM DEBT, net of current portion	178,544	214,954
DEFERRED RENT LIABILITY	3,158	2,660
DEFERRED INCOME TAXES	23,145	23,196
DEFERRED REVENUE	11,184	11,667

Total liabilities	332,535	314,389

COMMITMENTS AND CONTINGENCIES (Note 7)
REDEEMABLE PREFERRED STOCK:
Series B redeemable preferred stock, $.02 par value; 1,000,000 shares authorized, issued and outstanding each period	27,700	27,003
Series C redeemable preferred stock, $.02 par value; 4,500,000 shares authorized, issued and outstanding each period	58,032	56,029
Series D redeemable preferred stock, $.02 par value; 2,000,000 shares authorized, 1,946,250 shares issued and outstanding each period	23,907	23,133

Total redeemable preferred stock	109,639	106,165

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 2,500,000 shares authorized; none issued or outstanding
Common stock, $.02 par value, 50,000,000 shares authorized; 16,237,082 and 16,146,607 shares issued and outstanding, respectively; 4,383,577 and 0 shares subscribed, respectively	412	323
Additional paid-in capital	93,439	17,714
Subscription receivable (Note 2)	(75,420)	—
Retained earnings	24,140	14,755

Total shareholders’ equity	42,571	32,792

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$484,745	$453,346

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Membership dues	$51,005	$42,407	$100,184	$82,325
Enrollment fees	5,189	5,074	10,035	9,980
In-center revenue	17,740	13,742	34,659	26,674

Total center revenue	73,934	61,223	144,878	118,979
Other revenue	2,655	2,351	5,881	4,876

Total revenue	76,589	63,574	150,759	123,855
OPERATING EXPENSES:
Sports, fitness and family recreation center operations	40,466	32,637	79,519	63,342
Advertising and marketing	2,774	2,179	6,454	4,869
General and administrative	5,599	4,840	11,549	10,598
Other operating	4,393	3,506	8,949	7,110
Depreciation and amortization	6,971	6,240	13,918	12,074

Total operating expenses	60,203	49,402	120,389	97,993

Income from operations	16,386	14,172	30,370	25,862
OTHER INCOME (EXPENSE):
Interest expense, net	(4,449)	(4,908)	(9,061)	(9,471)
Equity in earnings of affiliate	267	162	520	313

Total other income (expense)	(4,182)	(4,746)	(8,541)	(9,158)

INCOME BEFORE INCOME TAXES	12,204	9,426	21,829	16,704
PROVISION FOR INCOME TAXES	4,993	3,972	8,970	7,039

NET INCOME	7,211	5,454	12,859	9,665
ACCRETION ON REDEEMABLE PREFERRED STOCK	1,737	1,742	3,474	3,465

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$5,474	$3,712	$9,385	$6,200

BASIC EARNINGS PER COMMON SHARE	$0.34	$0.23	$0.58	$0.39

DILUTED EARNINGS PER COMMON SHARE	$0.25	$0.20	$0.44	$0.35

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,859	$9,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,918	12,074
Deferred income taxes	(118)	5,016
Loss on disposal of property, net	128	221
Amortization of deferred financing costs	704	683
Compensation cost related to stock options	149	—
Changes in operating assets and liabilities	8,719	2,013

Net cash provided by operating activities	36,359	29,672
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(58,721)	(9,188)
Increase (decrease) in construction accounts payable	9,894	(3,509)
Proceeds from sale of property	1,247	25
Increase in other assets	(2,592)	(1,502)
Increase in restricted cash	(771)	(1,408)

Net cash used in investing activities	(50,943)	(15,582)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	26,466	203
Repayments on long-term borrowings	(29,172)	(7,439)
Increase in deferred financing costs	(976)	(723)
Proceeds from exercise of stock options	246	149

Net cash used in financing activities	(3,436)	(7,810)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,020)	6,280
CASH AND CASH EQUIVALENTS — Beginning of period	18,446	8,860

CASH AND CASH EQUIVALENTS — End of period	$426	$15,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $665 and $789, respectively	$8,410	$8,917

Cash payments for income taxes	$6,819	$2,932

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases financed through notes payable	$2,954	$13,511

Property and equipment purchases financed through capital lease obligations	$145	$4,826

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Life Time Fitness, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the period have been included.

     These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to the Company’s initial public offering, as filed with the Securities and Exchange Commission (“SEC”), which includes audited financial statements for the three fiscal years ended December 31, 2003.

2. Initial Public Offering and Capital Stock

     The registration statement filed in connection with the Company’s initial public offering, as filed with the SEC, was declared effective on June 29, 2004. The Company’s shares began trading on the New York Stock Exchange on June 30, 2004. The Company closed this transaction and received proceeds from the initial public offering on July 6, 2004. Accordingly, the accompanying unaudited consolidated financial statements for the periods ended June 30, 2004, reflect the Company’s financial condition, results of operations and cash flows prior to the closing of the public offering. The Company has recorded a subscription for 4,383,577 shares as of June 30, 2004, and has recorded a subscription receivable of $75,420, which is included in the equity section of the accompanying unaudited consolidated balance sheets. As of July 6, 2004, the total common shares outstanding were 33,641,256.

     The initial public offering consisted of 11,385,000 shares of common stock, including the underwriters’ over-allotment option of 1,485,000 common shares. Of the shares of common stock sold in the initial public offering, the Company sold 4,774,941 shares, resulting in proceeds of $80,653, net of underwriting discounts and commissions and offering expenses payable by the Company of $7,684. The Company used a portion of the net proceeds to repay amounts outstanding under its revolving credit facility and to repay a loan under its construction facility that the Company used to finance the development of its center in Plano, Texas. The Company expects to use the remaining net proceeds to finance its growth by opening additional centers.

     The following table reflects certain of the Company’s balance sheet accounts on an actual basis as of June 30, 2004, and on a pro forma basis to give effect to (1) the sale by the Company of 4,383,577 shares of common stock at an initial public offering price of $18.50 per share and the underwriters’ exercise of their over-allotment of 391,364 additional shares issued at $18.50 per share, resulting in net proceeds of $80,653 (2) the conversion of all redeemable preferred stock upon the completion of the offering, and (3) the pay down of $8,702 of current debt and $8,868 of long-term debt.

	As of June 30, 2004
	Actual	Pro Forma
Cash and cash equivalents	$426	$63,509

Total debt	$234,021	$216,451

Redeemable preferred stock:
Series B redeemable preferred stock	27,700	—
Series C redeemable preferred stock	58,032	—
Series D redeemable preferred stock	23,907	—

Total redeemable preferred stock	$109,639	$—

Shareholders’ equity:
Common stock	$412	$672
Additional paid-in capital	93,439	208,051
Subscription receivable	(75,420)	—
Retained earnings	24,140	24,140

Total shareholders’ equity	$42,571	$232,863

3. Earnings per Share

     Basic earnings per common share (EPS) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed similarly to basic EPS, except that the numerator is adjusted to add back any redeemable preferred stock accretion and the denominator is increased for the conversion of any dilutive common stock equivalents, such as redeemable preferred stock, and the assumed exercise of dilutive stock options using the treasury stock method. A reconciliation of these amounts is as follows (share amounts in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$7,211	$5,454	$12,859	$9,665
Less: accretion on redeemable preferred stock	1,737	1,742	3,474	3,465

Net income applicable to common shareholders	$5,474	$3,712	$9,385	$6,200

Weighted average number of common shares outstanding – basic (a)	16,195	16,093	16,175	16,038
Effect of dilutive stock options	1,910	1,161	1,931	1,206
Effect of dilutive redeemable preferred shares	11,018	10,446	11,018	10,446

Weighted average number of common shares – diluted	29,123	27,700	29,124	27,690

Basic earnings per common share	$0.34	$0.23	$0.58	$0.39

Diluted earnings per common share	$0.25	$0.20	$0.44	$0.35

     (a) – As of July 6, 2004, total common shares outstanding were 33,641,256.

4. Stock-Based Compensation

     The Company has stock option and incentive plans for employees, directors and consultants and accounts for these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. If compensation cost for these plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income applicable to common shareholders, basic EPS and diluted EPS would have been reduced to the following pro forma amounts:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income applicable to common shareholders — basic:
As reported	$5,474	$3,712	$9,385	$6,200

Pro forma	$5,175	$3,478	$8,793	$5,775

Basic earnings per common share:
As reported	$0.34	$0.23	$0.58	$0.39

Pro forma	$0.32	$0.22	$0.54	$0.36

Net income applicable to common shareholders — diluted:
As reported	$7,211	$5,454	$12,859	$9,665

Pro forma	$6,912	$5,220	$12,268	$9,240

Diluted earnings per common share:
As reported	$0.25	$0.20	$0.44	$0.35

Pro forma	$0.24	$0.18	$0.42	$0.32

5. Operating Segments

     The Company’s operations are conducted mainly through its sports, fitness and family recreation centers. The Company has aggregated the activities of its centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and each of the centers has similar expected economic characteristics, service and product offerings, customers and design. The Company’s chief operating decision maker uses EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, centers represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, café and other activities offered to members and non-member participants and rental income. Included in the “All Other” category in the table below is operating information related to nutritional products, media, athletic events, and a restaurant, and expenses, including interest expense, and corporate assets (including depreciation and amortization) not directly attributable to centers. The accounting policies of the centers and operations classified as “All Other” are the same as those described in the summary of significant accounting policies in the annual financial statements and notes included in the final prospectus relating to the Company’s initial public offering, as filed with the SEC.

     Financial data and reconciling information for the Company’s reporting segment to the consolidated amounts in the financial statements are as follows:

	Sports, Fitness
	and Family
	Recreation
	Centers	All Other	Eliminations(a)	Consolidated
Three months ended June 30, 2004:
Revenue	$73,934	$3,206	$(551)	$76,589

Net income (loss)	$9,856	$(2,645)	$—	$7,211
Provision for income taxes	6,911	(1,918)	—	4,993
Interest expense, net	4,058	391	—	4,449
Depreciation and amortization	5,596	1,375	—	6,971

EBITDA	$26,421	$(2,797)	$—	$23,624

Total assets	$410,934	$73,811	$—	$484,745

Three months ended June 30, 2003:
Revenue	$61,223	$2,873	$(522)	$63,574

Net income (loss)	$7,071	$(1,617)	$—	$5,454
Provision for income taxes	5,120	(1,148)	—	3,972
Interest expense, net	4,456	452	—	4,908
Depreciation and amortization	5,134	1,106	—	6,240

EBITDA	$21,781	$(1,207)	$—	$20,574

Total assets	$379,750	$65,953	$—	$445,703

Six months ended June 30, 2004:
Revenue	$144,878	$6,998	$(1,117)	$150,759

Net income (loss)	$17,740	$(4,881)	$—	$12,859
Provision for income taxes	12,400	(3,430)	—	8,970
Interest expense, net	8,236	825	—	9,061
Depreciation and amortization	11,186	2,732	—	13,918

EBITDA	$49,562	$(4,754)	$—	$44,808

Total assets	$410,934	$73,811	$—	$484,745

Six months ended June 30, 2003:
Revenue	$118,979	$6,124	$(1,248)	$123,855

Net income (loss)	$13,167	$(3,502)	$—	$9,665
Provision for income taxes	9,534	(2,495)	—	7,039
Interest expense, net	8,786	685	—	9,471
Depreciation and amortization	9,941	2,133	—	12,074

EBITDA	$41,428	$(3,179)	$—	$38,249

Total assets	$379,750	$65,953	$—	$445,703

(a)	Eliminations relate to the sale of the Company’s nutritional products to its owned cafes.

6. Supplementary Cash Flow Information

     Changes in operating assets and liabilities, reflecting increases (decreases) in cash, are as follows:

	For the Six Months Ended
	June 30,
	2004	2003
Accounts receivable	$(929)	$614
Income taxes receivable	1,314	(834)
Inventories	372	(787)
Prepaids and other current assets	1,296	(423)
Accounts payable	(653)	(348)
Accrued expenses	4,153	2,967
Deferred revenue	2,668	578
Deferred rent	498	246

	$8,719	$2,013

7. Commitments and Contingencies

     Litigation — The Company is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          The following discussion may contain forward-looking statements regarding us and our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Factors That May Affect Future Results” in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that advise interested parties of the risks and factors that may affect our business.

          The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2003.

Overview

     We operate sports, fitness and family recreation centers. As of July 9, 2004, we operate 35 centers primarily in suburban locations across eight states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. We standardized the size, design and layout of our centers, which we refer to as our current model centers. Several of the centers that opened during our early years have designs that differ from our current model center.

     We opened six centers in 2001, five centers in 2002 and four centers in 2003. We have opened two current model centers in 2004 and plan to open four additional centers in 2004, three of which will be current model centers. We plan to open six current model centers in 2005. We opened our first center in the Houston market, located in Willowbrook, Texas, on June 4, 2004, and on July 9, 2004, we opened our second center in the Dallas market, located in Garland, Texas. Each of these new centers is 108,890 square feet.

     We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for same-center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from other centers already in those markets, reducing their revenue and initially lowering their profitability. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past. Of the six new centers we have opened or plan to open in each of 2004 and 2005, we expect that four will be in existing markets in 2004 and four will be in existing markets in 2005. We do not expect that operating costs of our planned new centers will be higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. However, as a result of simultaneous pre-opening sales and marketing campaigns, our operating margins may be temporarily negatively impacted. During the third quarter of 2004, the four remaining centers we plan to open in 2004 will be in the pre-opening sales and marketing phase, compared to only two centers in the pre-opening sales and marketing phase during the third quarter of 2003.

     We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which is 36 months. Second, we generate revenue, which we refer to as in-center revenue, at our centers from fees for personal training, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa and renting space in certain of our centers. Finally, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, including our media, nutritional products and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes our restaurant located in the building where we operate a center designed as an urban executive facility in downtown Minneapolis, Minnesota.

     Sports, fitness and family recreation center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our media, nutritional products and athletic events businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement and member relations, as well as our real estate and development team and other members of senior management. Our other operating expenses include the costs associated with our media, nutritional products and athletic events businesses, our restaurant and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period.

     Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center aggregate, on average, approximately $23.5 million, which could vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included. We perform maintenance and make improvements on our centers and equipment every year. We conduct a more thorough remodeling project at each center approximately every five years.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors in determining fair value of option grants, tax provisions and provisions for uncollectible receivables. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the average expected life of a membership. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results.

     Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2003.

Results of Operations

     The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the three and six month periods ended June 30, 2003, and 2004.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenue
Center revenue:
Membership dues	66.6%	66.7%	66.5%	66.5%
Enrollment fees	6.8	8.0	6.6	8.1
In-center revenue	23.1	21.6	23.0	21.5

Total center revenue	96.5	96.3	96.1	96.1
Other revenue	3.5	3.7	3.9	3.9

Total revenue	100.0	100.0	100.0	100.0
Operating expenses
Sports, fitness and family recreation center operations	52.9	51.4	52.8	51.1
Advertising and marketing	3.6	3.4	4.3	3.9
General and administrative	7.3	7.6	7.7	8.6
Other operating	5.7	5.5	5.9	5.7
Depreciation and amortization	9.1	9.8	9.2	9.8

Total operating expenses	78.6	77.7	79.9	79.1
Income from operations	21.4	22.3	20.1	20.9
Interest expense, net	5.8	7.7	6.0	7.7
Equity in earnings of affiliate	0.3	0.2	0.4	0.3

Total other income	5.5	7.5	5.6	7.4
Income before income taxes	15.9	14.8	14.5	13.5
Provision for income taxes	6.5	6.2	6.0	5.7

Net income	9.4%	8.6%	8.5%	7.8%

Other financial and operating data:
Average revenue per membership	$282	$275	$567	$545
Average in-center revenue per membership	$68	$61	$136	$122
Centers open at end of period	34	30	34	30
Number of memberships at end of period	277,924	234,940	277,924	234,940

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Total revenue. Total revenue increased $13.0 million, or 20.5%, to $76.6 million for the three months ended June 30, 2004, from $63.6 million for the three months ended June 30, 2003.

     Total center revenue grew $12.7 million, or 20.8%, to $73.9 million for the three months ended June 30, 2004, from $61.2 million for the three months ended June 30, 2003. Of the $12.7 million increase in total center revenue,

•	67.6% was from membership dues, which increased $8.6 million, due to increased memberships at new and existing centers.

•	31.5% was from in-center revenue, which increased $4.0 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $68 for the three months ended June 30, 2004, from $61 for the three months ended June 30, 2003.

     Enrollment fees, which are deferred and recognized on a straight-line basis over 36 months, increased slightly to $5.2 million for the three months ended June 30, 2004, from $5.1 million for the three months ended June 30, 2003. Our number of memberships increased 18.3%, to 277,924 at June 30, 2004, from 234,940 at June 30, 2003. This increase in enrollment fees from new memberships was partially offset by a decreasing amount of recognized deferred enrollment fees as a result of our opening six new centers in 2001, five new centers in 2002 and four new centers in 2003. Additionally, the average enrollment fee of new memberships in existing centers decreased from the three months ended June 30, 2003, to the three months ended June 30, 2004. The decrease in average enrollment fees was partially a result of a continuing program with a health maintenance organization under which we offer reduced enrollment fees to its members to drive membership growth in our Minnesota centers.

     Other revenue grew 12.9%, to $2.7 million for the three months ended June 30, 2004, which was primarily due to increased revenue generated from advertising sales in our media division.

     Sports, fitness and family recreation center operations expenses. Sports, fitness and family recreation center operations expenses totaled $40.5 million, or 54.7% of total center revenue (or 52.9% of total revenue), for the three months ended June 30, 2004 compared to $32.6 million, or 53.3% of total center revenue (or 51.4% of total revenue), for the three months ended June 30, 2003. This $7.8 million increase primarily consisted of an increase of $5.0 million in payroll-related costs to support increased memberships at new and existing centers and increased expenses to support in-center products and services, as well as having six centers in the pre-opening sales and marketing phase during the second quarter of 2004 compared to two centers in the pre-opening sales and marketing phase in the second quarter of 2003. Additionally, occupancy costs increased $1.7 million, including $1.2 million in expenses related to a sale-leaseback transaction with respect to two of our current model centers that was entered into on September 30,2003.

     Advertising and marketing expenses. Advertising and marketing expenses were $2.8 million, or 3.6% of total revenue, for the three months ended June 30, 2004, compared to $2.2 million, or 3.4% of total revenue, for the three months ended June 30, 2003. As a percentage of total revenue and in aggregate dollars, these expenses increased primarily due to a national advertising campaign for our nutritional products, including a major U.S. magazine advertising placement, and as a result of the simultaneous pre-opening sales and marketing campaigns for six of the centers opening in 2004.

     General and administrative expenses. General and administrative expenses were $5.6 million, or 7.3% of total revenue, for the three months ended June 30, 2004, compared to $4.8 million, or 7.6% of total revenue, for the three months ended June 30, 2003. This $0.8 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004, as well as costs associated with the preparation of becoming a publicly-held company. As a percentage of total revenue, general and administrative expenses decreased primarily due to economies of scale achieved in shared service functions, including member relations, information technology and procurement, as our membership and center base expanded.

     Other operating expenses. Other operating expenses were $4.4 million for the three months ended June 30, 2004, compared to $3.5 million for the three months ended June 30, 2003. This $0.9 million increase was primarily due to branding initiatives related to our media, nutritional products and athletic events businesses.

     Depreciation and amortization. Depreciation and amortization was $7.0 million for the three months ended June 30, 2004, compared to $6.2 million for the three months ended June 30, 2003. This $0.8 million increase was due primarily to depreciation on our new centers opened in the summer and fall of 2003.

     Interest expense, net. Interest expense, net of interest income, was $4.4 million for the three months ended June 30, 2004, compared to $4.9 million for the three months ended June 30, 2003. This decrease was primarily the result of our sale-leaseback transaction which reduced our average debt balances.

     Provision for income taxes. The provision for income taxes was $5.0 million for the three months ended June 30, 2004, compared to $4.0 million for the three months ended June 30, 2003. This $1.0 million increase was due to an increase in income before income taxes of $2.8 million.

     Net income. As a result of the factors described above, net income was $7.2 million, or 9.4% of total revenue, for the three months ended June 30, 2004, compared to $5.5 million, or 8.6% of total revenue, for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Total revenue. Total revenue increased $26.9 million, or 21.7%, to $150.8 million for the six months ended June 30, 2004, from $123.9 million for the six months ended June 30, 2003.

     Total center revenue grew $25.9 million, or 21.8%, to $144.9 million for the six months ended June 30, 2004, from $119.0 million for the six months ended June 30, 2003. Of the $25.9 million increase in total center revenue,

•	69.0% was from membership dues, which increased $17.9 million, due to increased memberships at new and existing centers.

•	30.8% was from in-center revenue, which increased $8.0 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $136 for the six months ended June 30, 2004, from $121 for the six months ended June 30, 2003.

     Enrollment fees, which are deferred and recognized on a straight-line basis over 36 months, stayed flat at $10.0 million for the six months ended June 30, 2004, compared to the same period last year. Our number of memberships increased 18.3%, to 277,924 at June 30, 2004, from 234,940 at June 30, 2003. This increase in enrollment fees from new memberships was partially offset by a decreasing amount of recognized deferred enrollment fees as a result of our opening six new centers in 2001, five new centers in 2002 and four new centers in 2003. Additionally, the average enrollment fee of new memberships in existing centers decreased from the six months ended June 30, 2003, to the six months ended June 30, 2004. The decrease in average enrollment fees was partially a result of entering into a program with a health maintenance organization under which we offer reduced enrollment fees to its members to drive membership growth in our Minnesota centers.

     Other revenue grew $1.0 million, or 20.6%, to $5.9 million from $4.9 million, which was primarily due to increased sales of our nutritional products and increased revenue generated from advertising sales in our media division.

     Sports, fitness and family recreation center operations expenses. Sports, fitness and family recreation center operations expenses were $79.5 million, or 54.9% of total center revenue (or 52.8% of total revenue), for the six months ended June 30, 2004, compared to $63.3 million, or 53.2% of total center revenue (or 51.1% of total revenue), for the six months ended June 30, 2003. This $16.2 million increase primarily consisted of an increase of $10.2 million in payroll-related costs to support increased memberships at new and existing centers and increased expenses to support in-center products and services, as well as having six centers in the pre-opening sales and marketing phase during portions of the first six months of 2004 compared to three centers in the pre-opening sales and marketing phase during portions of the first six months of 2003. Additionally, occupancy costs increased $3.4 million, including $2.4 million in expenses related to a sale-leaseback transaction with respect to two of our current model centers that was entered into on September 30, 2003.

     Advertising and marketing expenses. Advertising and marketing expenses were $6.5 million, or 4.3% of total revenue, for the six months ended June 30, 2004, compared to $4.9 million, or 3.9% of total revenue, for the six months ended June 30, 2003. As a percentage of total revenue and in aggregate dollars, these expenses increased primarily due to a national advertising campaign for our nutritional products, including a major U.S. magazine advertising placement, and as a result of the simultaneous pre-opening sales and marketing campaigns for centers opening in 2004.

     General and administrative expenses. General and administrative expenses were $11.5 million, or 7.7% of total revenue, for the six months ended June 30, 2004, compared to $10.6 million, or 8.6% of total revenue, for the six months ended June 30, 2003. This $0.9 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004, as well as costs associated with the preparation of becoming a publicly-held company. As a percentage of total revenue, general and administrative expenses decreased primarily due to economies of scale achieved in shared service functions, including member relations, information technology and procurement, as our membership and center base expanded.

     Other operating expenses. Other operating expenses were $8.9 million for the six months ended June 30, 2004, compared to $7.1 million for the six months ended June 30, 2003. This $1.8 million increase was primarily due to branding initiatives related to our media, nutritional products and athletic events businesses.

     Depreciation and amortization. Depreciation and amortization was $13.9 million for the six months ended June 30, 2004, compared to $12.1 million for the six months ended June 30, 2003. This $1.8 million increase was due primarily to depreciation on our new centers opened in the summer and fall of 2003.

     Interest expense, net. Interest expense, net of interest income, was $9.1 million for the six months ended June 30, 2004, compared to $9.5 million for the six months ended June 30, 2003. This decrease was primarily the result of our sale-leaseback transaction which reduced our average debt balances and our increased cash flows from operating activities allowing us to limit our borrowing during the first six months of 2004.

     Provision for income taxes. The provision for income taxes was $9.0 million for the six months ended June 30, 2004, compared to $7.0 million for the six months ended June 30, 2003. This $2.0 million increase was due to an increase in income before income taxes of $5.1 million.

     Net income. As a result of the factors described above, net income was $12.9 million, or 8.5% of total revenue, for the six months ended June 30, 2004, compared to $9.7 million, or 7.8% of total revenue, for the six months ended June 30, 2003.

Liquidity and Capital Resources

Liquidity

     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity to investors and cash flows from operations. Principal liquidity needs have included the development of new sports, fitness and family recreation centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we will be able to satisfy our debt service obligations and capital expenditure requirements through 2005 with available cash balances, including the net proceeds from the initial public offering, cash flow from operations, our committed debt facilities and by the extension of certain of our debt facilities. We believe that we can satisfy our longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt, although there can be no assurance that such actions can be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft and because we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.

Operating Activities

     As of June 30, 2004, we had total cash and cash equivalents of $0.4 million and $11.7 million of restricted cash that served as collateral for certain of our debt arrangements. On July 6, 2004, we received proceeds of $80.7 million from our initial public offering, net of underwriting discounts, commissions and offering expenses payable by us. On the same day, we utilized $8.7 million of the net proceeds from our initial public offering along with cash received from monthly membership dues to repay all amounts outstanding under our revolving credit facility, with the exception a $15.0 million term loan under the revolving credit facility. We also used $8.9 million of the net proceeds from the offering to repay a loan under our construction facility that we used to finance the development of our center in Plano, Texas. We expect to use the remaining net proceeds of $63.1 million from the offering to finance our growth by opening additional centers.

     Net cash provided by operating activities was $36.4 million for the six months ended June 30, 2004, compared to $29.7 million for the six months ended June 30, 2003. The increase of $6.7 million was primarily due to a $3.5 million increase in net income adjusted for non-cash charges and increases in cash provided by net operating assets and liabilities.

Investing Activities

     Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we make capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment has averaged approximately $23.5 million, which includes the land, the building and approximately $2.5 million of exercise equipment, furniture and fixtures.

     At June 30, 2004, we had purchased the real property for the five new current model centers that we plan to open in 2004, one of which we opened on June 4, 2004 and one of which we opened on

July 9, 2004, and we had entered into agreements to purchase real property for the development of all six of the new centers that we plan to open in 2005.

     Net cash used in investing activities was $50.9 million for the six months ended June 30, 2004, compared to $37.7 million for the six months ended June 30, 2003. The increase of $13.2 million was primarily due to capital expenditures for the construction of new centers and maintenance and updates to our existing centers. Total capital expenditures for the six months ended June 30, 2004, totaled $61.8 million. For the six months ended June 30, 2004, capital expenditures for the construction of new centers totaled $50.5 million and capital expenditures for the maintenance and updates to our existing centers totaled $7.3 million. Additionally, in January 2004, we purchased a jet for $4.0 million.

Financing Activities

     Net cash used in financing activities was $3.4 million for the six months ended June 30, 2004, compared to $7.8 million for the six months ended June 30, 2003. The decrease of $4.4 million was primarily due to lower long-term borrowings, net of long-term repayments, during the six months ended June 30, 2004.

     We have several secured credit facilities. We have a $55.0 million revolving credit facility led by Antares Capital Corporation that expires on June 30, 2005. Availability under this facility is determined based upon a multiple of a variation of EBITDA as defined in the credit agreement. Additionally, we are restricted in our borrowings and in general under the revolving credit facility by certain financial covenants, including capital expenditure levels and maintaining leverage ratios, fixed charge and interest coverage ratios and a loan to value ratio. At December 31, 2003, the outstanding balance was classified as long-term debt in the accompanying consolidated balance sheets. As of June 30, 2004, we had $37.3 million outstanding classified as a current-maturity of long-term debt, $5.0 million in committed letters of credit and $12.7 million available for additional borrowings under this facility. On July 6, 2004, we repaid $24.4 million outstanding under this facility, using cash received from monthly membership dues and a portion of the net proceeds from our initial public offering.

     We also have a $75.0 million construction credit facility led by U.S. Bank, National Association. Pursuant to the terms of the construction credit facility, the lending group has committed to make up to seven individual loans, the purpose of which is to fund the construction costs related to completing the construction of certain centers. The current commitment to lend expires on January 1, 2006. Borrowings under this facility are limited to the lesser of 55.0% of the total land and construction cost, or 75.0% of the appraised value, of the specific centers currently under construction and are due and payable no later than three years from the closing date of each individual loan. As security for the obligations owing under the construction credit facility, we have granted mortgages on each of the specific centers that are financed by means of the construction credit facility. Funds are available only after we have first contributed our portion, which is approximately 45.0%, of the total project cost to the construction of the specific project and then only for reimbursement of project construction costs actually incurred. Interest accrues at a rate of prime plus 0.5%. At June 30, 2004, we had $8.9 million outstanding related to one specific center and $66.1 million available for additional borrowings under this facility. On July 6, 2004, the outstanding balance was paid off with a portion of our net proceeds from our initial public offering.

     We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in June 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if Mr. Akradi ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of June 30, 2004, $134.1 million remained outstanding on the notes.

Factors That May Affect Future Results

If we are unable to identify and acquire suitable sites for new sports, fitness and family recreation centers, our revenue growth rate and profits may be negatively impacted.

     To successfully expand our business, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face significant competition from other health and fitness center operators for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we are unable to identify and acquire sites for new sports, fitness and family recreation centers, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new center. For example, in 2002 we recorded an asset impairment charge of $7.0 million related to our executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we operate in the same building.

We may be unable to attract and retain members, which could have a negative effect on our business.

     The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not materially decline, especially at those centers that have been in operation for an extended period of time. All of our members can cancel their membership at any time upon one month’s notice. In addition, we experience attrition and must continually attract new members in order to maintain our membership levels. There are numerous factors that could lead to a decline in membership levels or that could prevent us from increasing membership at newer centers where membership is generally not yet at a targeted capacity, including market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in the areas where our centers are located, a decline in the public’s interest in health and fitness, changes in discretionary spending trends and general economic conditions. In addition, we may decide to close a center and attempt to move members of that center to a different center or we may have to temporarily relocate members if a center is closed for remodeling or due to fire, earthquake or other casualty.

Delays in new sports, fitness and family recreation center openings could materially adversely affect our financial performance.

     In order to meet our objectives, it is important that we open new centers on schedule. A significant amount of time and expenditure of capital is required to develop and construct new centers. If we are significantly delayed in opening new centers, our competitors may be able to open new clubs in the same market before we open our centers. This change in the competitive landscape could negatively impact our pre-opening sales of memberships and increase our investment costs. In addition, delays in opening new centers could hurt our ability to meet our growth objectives. Our ability to open new centers on schedule depends on a number of factors, many of which are beyond our control. These factors include:

-	obtaining acceptable financing for construction of new sites;

-	obtaining entitlements, permits and licenses necessary to complete construction of the new center on schedule;

-	recruiting, training and retaining qualified management and other personnel;

-	securing access to labor and materials necessary to develop and construct our centers;

-	delays due to material shortages, labor issues, weather conditions or other acts of god, discovery of containments, accidents, deaths or injunctions; and

-	general economic conditions

Our continued growth could place strains on our management, employees, information systems and internal controls which may adversely impact our business and the value of your investment.

     Over the past several years, we have experienced significant growth in our business activities and operations, including an increase in the number of our sports, fitness and family recreation centers. Our past expansion has placed, and any future expansion will place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations functions. These processes are time-consuming and expensive, will increase management responsibilities and will divert management attention.

The opening of new centers in existing locations may negatively impact our same-center revenue increases and our overall operating margins.

     We currently operate sports, fitness and family recreation centers in eight states. Our plans for 2004 include opening six new centers, four of which are in an existing market. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.

     Another result of opening new centers is that our overall operating margins may be lower than they have been historically. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers to affect our operating margins at these new centers. We also expect certain operating costs, particularly those related to occupancy, to be higher than in the past in some newly-entered geographic regions. As a result of the impact of these rising costs, our total center contribution and operating margins may be lower in future periods than they have been in the past.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

     As of June 30, 2004, we had total consolidated indebtedness of $234.0 million, consisting principally of obligations under construction and term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our sports, fitness and family recreation centers and obligations under capital leases.

     Our level of indebtedness could have important consequences to us, including the following:

-	our ability to obtain additional financing, if necessary, for capital expenditures, working capital, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

-	we will need a substantial portion of our cash flow to pay the principal of, and interest on, our indebtedness, including indebtedness that we may incur in the future;

-	payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

-	a substantial decrease in our cash flows from operations could make it difficult for us to meet our debt service requirements and force us to modify our operations;

-	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

-	our debt level may make us more vulnerable and less flexible than our competitors to a downturn in our business or the economy in general, and;

-	some of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations.

     In addition to the amount of indebtedness outstanding as of June 30, 2004, we have access to an additional $113.8 million under our credit facilities. Following this offering, we will continue to have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.

Because of the capital-intensive nature of our business, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to access additional capital, our ability to operate or expand our business may be impaired and our operating results could be adversely affected.

     Our business requires significant levels of capital to finance the development of additional sites for new sports, fitness and family recreation centers and the construction of our centers. If cash from available sources is insufficient, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures. Any inability to raise additional capital when required could have an adverse effect on our business plans and operating results.

The health club industry is highly competitive and our competitors may have greater resources and name recognition than we have.

     We compete with other health and fitness centers, physical fitness and recreational facilities established by local non-profit organizations, governments, hospitals, and businesses, amenity and condominium clubs and similar non-profit organizations, local salons, cafes and businesses offering similar ancillary services, and, to a lesser extent, racquet, tennis and other athletic clubs, country clubs, weight reducing salons and the home fitness equipment industry. Competitors, which may have greater resources or greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost than us and may be able to collect membership fees without paying taxes, thereby allowing them to lower their prices. This competition may limit our ability to increase membership fees, retain members, attract new members and retain qualified personnel.

Competitors could copy our business model and erode our market share, brand recognition and profitability.

     We employ a business model that could allow competitors to duplicate our successes. We cannot assure you that our competitors will not attempt to copy our business model and that this will not erode our market share and brand recognition and impair our growth rate and profitability. In response to any such competitors, we may be required to decrease our membership fees, which may reduce our operating margins and profitability.

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our centers in any of these areas could harm our operating results.

     We currently operate multiple sports, fitness and family recreation centers in several metropolitan areas, including 14 in the Minneapolis/St. Paul market, seven in the Chicago market and five in the Detroit market, with continued planned expansion in other markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

If we cannot retain our key personnel and hire additional highly qualified personnel, we may not be able to successfully manage our operations and pursue our strategic objectives.

     We are highly dependent on the services of our senior management team and other key employees at both our corporate headquarters and our centers, and on our ability to recruit, retain and motivate key personnel. Competition for such personnel is intense, and the inability to attract and retain the additional qualified employees required to expand our activities, or the loss of current key employees, could materially and adversely affect us.

If our founder and chief executive officer leaves our company for any reason, it could have a material adverse effect on us.

     Our growth and development to date have been largely dependent upon the services of Bahram Akradi, our Chairman of the Board of Directors, President, Chief Executive Officer and founder. If Mr. Akradi ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws, we will be in default under the loan documents for our 13 centers financed with Teachers Insurance and Annuity Association of America. As a result, Mr. Akradi may be able to exert disproportionate control over our company because of the significant consequence of his departure. We do not have any employment or non-competition agreement with Mr. Akradi.

We could be subject to claims related to health or safety risks at our sports, fitness and family recreation centers.

     Use of our centers poses potential health or safety risks to members or guests through exertion and use of our equipment, swimming pools and other facilities and services. We cannot assure you that claims will not be asserted against us for injury or death suffered by someone using our facilities or services. In addition, the child care services we offer at our centers expose us to claims related to child care. Lastly, because we construct our own centers, we also face liability in connection with the construction of these centers.

We are subject to extensive government regulation, and changes in these regulations could have a negative effect on our financial condition and results of operations.

     Various federal and state laws and regulations govern our operations, including:

-	general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale and collection of our memberships;

-	state and local health regulations;

-	federal regulation of health and nutritional products; and

-	regulation of rehabilitation service providers.

Any changes in such laws could have a material adverse effect on our financial condition and results of operations.

We have introduced other business initiatives that may not be profitable.

     In addition to our sports, fitness and family recreation centers, we have introduced other business initiatives in the areas of nutritional products, media and athletic events in order to capitalize on our brand identity and membership base. We have limited experience with these other initiatives and face significant competition against established companies with more retail experience and greater financial resources than us. We may not be able to compete effectively against these established companies, and these other business initiatives may not be profitable. In addition, we license from a third party the right to use the mark “LIFE TIME” in connection with our nutritional products, as well as the right to use certain ingredients of such products. These rights may be material to marketing and distributing our nutritional products. If these licenses are terminated for any reason, we may no longer be able to market and distribute nutritional products under the LIFE TIME FITNESS brand.

We could be subject to claims related to our nutritional products.

     The nutritional products industry is currently the source of proposed federal laws and regulations, as well as numerous lawsuits. We advertise and offer for sale proprietary nutritional products within our centers, on the Internet and through selected national retail channels. We cannot assure you that there will be no claims against us regarding the ingredients in, manufacture of or results of using our nutritional products. Furthermore, we cannot assure you that any rights we have under indemnification provisions or insurance policies will be sufficient to cover any losses that might result from such claims.

If it becomes necessary to protect or defend our intellectual property rights or if we infringe on the intellectual property rights of others, we may be required to pay royalties or fees or become involved in costly litigation.

     We may have disputes with third parties to enforce our intellectual property rights, protect our trademarks, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of infringement, invalidity or unenforceability. Such disputes may require us to engage in litigation. We may incur substantial costs and a diversion of resources as a result of such disputes and litigation, even if we win. In the event that we do not win, we may have to enter into royalty or licensing agreements, we may be prevented from using the marks within certain markets in connection with goods and services that are material to our business or we may be unable to prevent a third party from using our marks. We cannot assure you that we would be able to reach an agreement on reasonable terms, if at all. In particular, although we own an incontestable federal trademark registration for use of the LIFE TIME FITNESS® mark in the field of health and fitness centers, we are aware of entities in certain locations around the country that use LIFE TIME FITNESS or a similar mark in connection with goods and services related to health and fitness. The rights of these entities in such marks may predate our rights. Accordingly, if we open any sports, fitness and family recreation centers in the areas in which these parties operate, we may be required to pay royalties or may be prevented from using the mark in such areas.

Our business could be affected by acts of war or terrorism.

     Current world tensions could escalate, potentially leading to war or acts of terrorism. This could have unpredictable consequences on the world economy and on our business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that we have any significant risk related to interest rate fluctuations since we have primarily fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2003 and June 30, 2004, our floating rate indebtedness was approximately $44.4 million and $53.4 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the first six months of 2004, our interest costs would have increased by approximately $0.2 million. If short-term interest rates were to have increased by 100 basis points during the first six months of 2004, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at June 30, 2004.

Item 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          During the quarter ended June 30, 2004, we issued 80,750 shares of common stock to employees and officers under our 1996 Stock Option Plan and 1998 Stock Option Plan. All of these issuances were made in reliance on Rule 701 of the Securities Act of 1933, as amended (the “Securities Act”).

          During the quarter ended June 30, 2004, we obtained the approval of the holders of our Series C and Series D redeemable preferred stock to certain amendments to the certificates of designation setting forth the rights and preferences of their securities. Although we do not believe that the amendments significantly changed the nature of the investment or the investment risks, the amendments may be deemed to constitute the offer and sale of a new security. If the approval of the amendments is deemed to constitute an offer and sale of a new security, the transaction is exempt as an exchange of securities with existing security holders for no commission or remuneration under Section 3(a)(9) under the Securities Act.

          On July 6, 2004, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-113764) that was declared effective by the SEC on June 29, 2004. A total of 11,385,000 shares of common stock were offered by us and existing shareholders under the final prospectus, all of which were sold at a price per share of $18.50. We issued 4,774,941 shares of common stock and the selling shareholders offered 6,610,059 shares of common stock. The managing underwriters of our offering were Credit Suisse First Boston LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The aggregate gross proceeds of the shares offered and sold by us totaled $88.3 million and the aggregate gross proceeds to the selling shareholders totaled $122.3 million. We did not receive any proceeds from the sale of shares by the selling shareholders. In connection with the offering, we paid an aggregate of $7.7 million in underwriting discounts and commissions to the underwriters, and other expenses in connection with the offering.

          Because the initial public offering price of our common stock was less than $30.00 per share and did not yield a 30% internal rate of return with respect to such series based on the date of purchase, the conversion ratio of our Series C redeemable preferred stock and Series D redeemable preferred stock classes to common stock was adjusted at the time of our offering. Consequently, each share of Series C redeemable preferred stock became convertible into 1.25 shares of common stock and each share of Series D redeemable preferred stock became convertible into 1.25 shares of common stock at the time of our offering.

          Concurrent with the completion of our offering, our Series B redeemable preferred stock, Series C redeemable preferred stock and Series D redeemable preferred stock converted into shares of our common stock. Each share of Series B redeemable preferred stock converted into 4.571428 shares of common stock, each share of Series C redeemable preferred stock converted into 1.25 shares of common stock and each share of Series D redeemable preferred stock converted into 1.25 shares of common stock.

          After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from our initial public offering of approximately $80.7 million. We used $8.7 million of the net proceeds to repay amounts outstanding under our revolving credit facility. We also used approximately $8.9 million of the net proceeds to repay a loan under our construction facility. We expect to use the remaining $63.1 million net proceeds of the offering to finance our growth by opening additional sports, fitness and family recreation centers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Meeting of the Shareholders of Life Time Fitness, Inc., a Minnesota corporation (the “Company”), held on May 10, 2004, the shareholders voted on the matters listed below. As of the close of business on the record date for the meeting, which was April 30, 2004, there were 16,196,332 shares of common stock, 1,000,000 shares of Series B redeemable preferred stock, 4,500,000 shares of Series C redeemable preferred stock and 1,946,250 shares of Series D redeemable preferred stock outstanding and entitled to vote at the meeting. Each share of common stock was entitled to one vote per share, each share of Series B redeemable preferred stock was entitled to 4.571428 votes per share and each share of Series C redeemable preferred stock and Series D redeemable preferred stock was entitled to one vote per share.

1.	Proposal to elect Bahram Akradi as the Common Stock Director. Mr. Akradi was elected by the holders of common stock, voting as a single class, on a vote of 13,091,210 shares in favor and 146,880 shares withholding authority.

2.	Proposal to elect Timothy C. DeVries as the Series B Redeemable Preferred Stock Director. Mr. DeVries was elected by the holders of Series B redeemable preferred stock, voting as a single class, on a vote of 3,645,711 shares in favor and 0 shares withholding authority.

3.	Proposal to elect David A. Landau as the Series C Redeemable Preferred Stock and Series D Redeemable Preferred Stock Director. Mr. Landau was elected by the holders of Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, on a vote of 4,806,250 shares in favor and 0 shares withholding authority.

4.	Proposal to elect Stephen R. Sefton as the Series B Redeemable Preferred Stock, Series C Redeemable Preferred Stock and Series D Redeemable Preferred Stock Director. Mr. Sefton was elected by the holders of Series B redeemable preferred stock, voting as a single class, on a vote of 3,645,711 shares in favor and 0 shares withholding authority, and by the holders of Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, on a vote of 4,806,250 shares in favor and 0 shares withholding authority.

5.	Proposal to elect W. John Driscoll and Guy C. Jackson as General Directors. Messrs. Driscoll and Jackson were each elected by the holders of common stock, Series B redeemable preferred stock, Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, on a vote of 21,690,051 shares in favor and 0 shares withholding authority.

6.	Proposal to amend the Series C Certificate of Designation. The proposal was approved by the holders of common stock, Series B redeemable preferred stock, Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, on a vote of 21,654,901 shares in favor, 0 shares against, and 20,200 shares abstaining; the holders of Series C redeemable preferred stock, voting as a single class, on a vote of 3,500,000 shares in favor, 0 shares against, and 0 shares abstaining; and the holders of Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, on a vote of 4,806,250 shares in favor, 0 shares against, and 0 shares abstaining.

7.	Proposal to amend the Series D Certificate of Designation. The proposal was approved by the holders of common stock, Series B redeemable preferred stock, Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, on a vote of 21,613,851 shares in favor, 0 shares against, and 76,200 shares abstaining; the holders of Series D redeemable preferred stock, voting as a single class, on a vote of 1,306,250 shares in favor, 0 shares against, and 0 shares abstaining; and the holders of Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, on a vote of 4,806,250 shares in favor, 0 shares against, and 0 shares abstaining.

8.	Proposal to approval selection of underwriters for initial public offering. The proposal was approved by the holders of Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, by a vote of 4,806,250 shares in favor, 0 shares against and 0 shares abstaining.

9.	Proposal to adopt Amended and Restated Articles of Incorporation. The proposal to adopt the Amended and Restated Articles of Incorporation was approved by the holders of common stock, Series B redeemable preferred stock, Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, by a vote of 21,618,851 shares in favor, 0 shares against and 71,200 shares abstaining.

10.	Proposal to adopt Amended and Restated Bylaws. The proposal to adopt the Amended and Restated Bylaws was approved by the holders of common stock, Series B redeemable preferred stock, Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, by a vote of 21,618,851 shares in favor, 0 shares against and 71,200 shares abstaining.

11.	Proposal to adopt the Life Time Fitness, Inc. 2004 Long-term Incentive Plan. The proposal to adopt the Life Time Fitness, Inc. 2004 Long-term Incentive Plan was approved by the holders of common stock, Series B redeemable preferred stock, Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, by a vote of 21,518,851 shares in favor, 0 shares against and 171,200 shares abstaining.

12.	Proposal to approve Deloitte & Touche as the Company’s independent auditors for Fiscal 2004. The proposal to approve Deloitte & Touche as the Company’s independent auditors for fiscal 2004 was approved by the holders of common stock, Series B redeemable preferred stock, Series C redeemable preferred stock and Series D redeemable preferred stock, voting together as a single class, by a vote of 21,628,851 shares in favor, 0 shares against and 61,200 shares abstaining.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed with this report

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed Electronically

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Schedule of parties to Executive Employment Agreements	Filed Electronically

10.2	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan	Filed Electronically

10.3	Form of Non-qualified Stock Option Agreement for 2004 Long-Term Incentive Plan	Filed Electronically

10.4	Amendment No. 8 to Amended and Restated Master Construction and Term Loan Agreement dated April 28, 2004, by and among FLA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2004.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi

Name: Bahram Akradi
Title: Chairman of the Board of Directors, President and
Chief Executive Officer

By:	/s/ Michael R. Robinson

Name: Michael R. Robinson
Title: Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description	Page
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed Electronically

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Schedule of parties to Executive Employment Agreements	Filed Electronically

10.2	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan	Filed Electronically

10.3	Form of Non-qualified Stock Option Agreement for 2004 Long-Term Incentive Plan	Filed Electronically

10.4	Amendment No. 8 to Amended and Restated Master Construction and Term Loan Agreement dated April 28, 2004, by and among FLA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically