Form 10-Q
period 2004-09-30
LIFE TIME FITNESS INC
filed 2004-11-04
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The number of shares outstanding of the Registrant’s common stock as of October 15, 2004 was 33,759,882 common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,009	$18,446
Accounts receivable, net	2,623	1,217
Inventories	4,507	4,654
Prepaid expenses and other current assets.	7,673	6,977
Deferred membership origination costs	8,101	7,363
Deferred tax asset	2,669	5,368
Income tax receivable	4,034	2,547

Total current assets	46,616	46,572
PROPERTY AND EQUIPMENT, net	460,888	379,193
RESTRICTED CASH	12,967	10,972
DEFERRED MEMBERSHIP ORIGINATION COSTS	6,079	5,942
OTHER ASSETS	12,731	10,667

TOTAL ASSETS	$539,281	$453,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32,539	$18,278
Accounts payable	4,608	6,171
Construction accounts payable	15,219	6,522
Accrued expenses	20,023	13,105
Deferred revenue	20,345	17,836

Total current liabilities	92,734	61,912
LONG-TERM DEBT, net of current portion	165,873	214,954
DEFERRED RENT LIABILITY	3,416	2,660
DEFERRED INCOME TAXES	24,002	23,196
DEFERRED REVENUE	11,050	11,667

Total liabilities	297,075	314,389

COMMITMENTS AND CONTINGENCIES (Note 7)
REDEEMABLE PREFERRED STOCK:
Series B redeemable preferred stock, $.02 par value; 0 and 1,000,000 shares authorized, issued and outstanding, respectively	—	27,003
Series C redeemable preferred stock, $.02 par value; 0 and 4,500,000 shares authorized, issued and outstanding, respectively	—	56,029
Series D redeemable preferred stock, $.02 par value; 0 and 2,000,000 shares authorized, 0 and 1,946,250 shares issued and outstanding, respectively	—	23,133

Total redeemable preferred stock	—	106,165

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 and 2,500,000 shares authorized; none issued or outstanding Common stock, $.02 par value, 50,000,000 shares authorized; 33,751,982 and 16,146,607 shares issued and outstanding, respectively	675	323
Additional paid-in capital	209,583	17,714
Retained earnings	31,948	14,755

Total shareholders’ equity	242,206	32,792

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$539,281	$453,346

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Membership dues	$52,477	$42,981	$152,662	$125,306
Enrollment fees	5,297	5,438	15,332	15,418
In-center revenue	18,178	14,068	52,836	40,742

Total center revenue	75,952	62,487	220,830	181,466
Other revenue	3,233	3,540	9,114	8,416

Total revenue	79,185	66,027	229,944	189,882
OPERATING EXPENSES:
Sports, fitness and family recreation center operations	42,529	33,239	122,048	96,581
Advertising and marketing	2,838	3,059	9,292	7,929
General and administrative	4,302	3,547	15,852	14,145
Other operating	4,637	5,465	13,586	12,574
Depreciation and amortization	7,489	6,300	21,407	18,374

Total operating expenses	61,795	51,610	182,185	149,603

Income from operations	17,390	14,417	47,759	40,279
OTHER INCOME (EXPENSE):
Interest expense, net	(4,285)	(4,850)	(13,346)	(14,320)
Equity in earnings of affiliate	257	205	778	518

Total other income (expense)	(4,028)	(4,645)	(12,568)	(13,802)

INCOME BEFORE INCOME TAXES	13,362	9,772	35,191	26,477
PROVISION FOR INCOME TAXES	5,458	4,118	14,428	11,157

NET INCOME	7,904	5,654	20,763	15,320
ACCRETION ON REDEEMABLE PREFERRED STOCK	95	1,761	3,570	5,226

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$7,809	$3,893	$17,193	$10,094

BASIC EARNINGS PER COMMON SHARE.	$0.24	$0.24	$0.79	$0.63

DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.20	$0.65	$0.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	32,533	16,098	21,628	16,058

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,385	28,144	32,177	28,381

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,763	$15,320

Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	21,407	18,374
Deferred income taxes	3,505	6,727
Loss on disposal of property, net	318	378
Amortization of deferred financing costs	1,137	700
Compensation related to stock options	213	—
Tax benefit from exercise of stock options	733	—
Changes in operating assets and liabilities	3,936	(2,217)

Net cash provided by operating activities	52,012	39,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(101,804)	(22,837)
Increase (decrease) in construction accounts payable	8,698	(323)
Proceeds from sale of property	1,249	21,942
Increase in other assets	(1,761)	(3,796)
Increase in restricted cash	(1,995)	(3,048)

Net cash used in investing activities	(95,613)	(8,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term borrowings	26,977	1,661
Repayments on long term borrowings	(65,292)	(11,746)
Payments for deferred financing costs	(1,061)	(2,579)
Proceeds from initial public offering, net of underwriting discounts and offering costs	80,653	—
Proceeds from exercise of options	887	149

Net cash provided by (used in) financing activities	42,164	(12,515)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,437)	18,705
CASH AND CASH EQUIVALENTS—Beginning of period	18,446	8,860

CASH AND CASH EQUIVALENTS—End of period	$17,009	$27,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest, net of capitalized interest of $1,091 and $1,015, respectively	$12,549	$13,561

Cash payments for income taxes	$8,786	$3,477

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases financed through notes payable	$2,954	$19,111

Property and equipment purchases financed through capital lease obligations	$145	$7,131

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Life Time Fitness, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

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

     As a result of the Company’s initial public offering being declared effective on June 29, 2004 and the closing of the transaction occurring on July 6, 2004, the Company reflected a subscription receivable of $75,420 in the equity section of its unaudited consolidated balance sheet at June 30, 2004. The accompanying unaudited consolidated balance sheet as of September 30, 2004 reflects the reclassification of the subscription receivable into common stock and additional paid-in capital.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$7,904	$5,654	$20,763	$15,320
Less: accretion on redeemable preferred stock	95	1,761	3,570	5,226

Net income applicable to common shareholders	$7,809	$3,893	$17,193	$10,094

Weighted average number of common shares outstanding — basic (a)	32,533	16,098	21,628	16,058
Effect of dilutive stock options	2,166	1,600	1,930	1,305
Effect of dilutive redeemable preferred shares	686	10,446	8,619	11,018

Weighted average number of common shares outstanding — diluted	35,385	28,144	32,177	28,381

Basic earnings per common share	$0.24	$0.24	$0.79	$0.63

Diluted earnings per common share	$0.22	$0.20	$0.65	$0.54

(a)	As of September 30, 2004, total common shares outstanding were 33,751,982

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income applicable to common shareholders — basic:
As reported	$7,809	$3,893	$17,193	$10,094

Pro forma	$7,120	$3,661	$15,913	$9,434

Basic earnings per common share:
As reported	$0.24	$0.24	$0.79	$0.63

Pro forma	$0.22	$0.23	$0.74	$0.59

Net income applicable to common shareholders — diluted:
As reported	$7,904	$5,654	$20,763	$15,320

Pro forma	$7,215	$5,422	$19,483	$14,660

Diluted earnings per common share:
As reported	$0.22	$0.20	$0.65	$0.54

Pro forma	$0.20	$0.19	$0.61	$0.52

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

     Financial data and reconciling information for the Company’s reporting segment to the consolidated amounts in the financial statements are as follows:

	Sports, Fitness
	and Family
	Recreation
	Centers	All Other	Eliminations(a)	Consolidated
Three months ended September 30, 2004:
Revenue	$75,952	$3,800	$(567)	$79,185

Net income (loss)	$8,293	$(389)	$—	$7,904
Provision for income taxes	5,956	(498)	—	5,458
Interest expense, net	3,810	475	—	4,285
Depreciation and amortization	6,063	1,426	—	7,489

EBITDA	$24,122	$1,014	$—	$25,136

Total assets	$462,886	$76,395	$—	$539,281

Three months ended September 30, 2003:
Revenue	$62,487	$4,089	$(549)	$66,027

Net income (loss)	$6,370	$(716)	$—	$5,654
Provision for income taxes	4,622	(504)	—	4,118
Interest expense, net	4,406	444	—	4,850
Depreciation and amortization	5,154	1,146	—	6,300

EBITDA	$20,552	$370	$—	$20,922

Total assets	$345,156	$91,256	$—	$436,412

Nine months ended September 30, 2004:
Revenue	$220,830	$10,832	$(1,718)	$229,944

Net income (loss)	$25,354	$(4,591)	$—	$20,763
Provision for income taxes	17,882	(3,454)	—	14,428
Interest expense, net	12,046	1,300	—	13,346
Depreciation and amortization	17,249	4,158	—	21,407

EBITDA	$72,531	$(2,587)	$—	$69,944

Total assets	$462,886	$76,395	$—	$539,281

Nine months ended September 30, 2003:
Revenue	$181,466	$10,213	$(1,797)	$189,882

Net income (loss)	$18,910	$(3,590)	$—	$15,320
Provision for income taxes	13,710	(2,553)	—	11,157
Interest expense, net	13,192	1,128	—	14,320
Depreciation and amortization	15,095	3,279	—	18,374

EBITDA	$60,907	$(1,736)	$—	$59,171

Total assets	$345,156	$91,256	$—	$436,412

(a)	Eliminations relate to the sale of the Company’s nutritional products to its owned cafes.

6. Supplementary Cash Flow Information

Changes in operating assets and liabilities, reflecting increases (decreases) in cash, are as follows;

	For the Nine Months Ended
	September 30,
	2004	2003
Accounts receivable	$(1,406)	$(805)
Income taxes receivable	(1,487)	507
Inventories	147	(764)
Prepaids and other current assets	(696)	(1,816)
Accounts payable	(1,563)	(20)
Accrued expenses	7,162	1,406
Deferred revenue	1,023	(1,081)
Deferred rent	756	356

	$3,936	$(2,217)

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

Overview

     We operate sports, fitness and family recreation centers. As of October 15, 2004, we operated 37 centers primarily in suburban locations across eight states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. We standardized the size, design and layout of our centers, which we refer to as our current model centers. Several of the centers that opened during our early years have designs that differ from our current model centers.

     We opened six centers in 2001, five centers in 2002 and four centers in 2003. We have opened four current model centers in 2004 and plan to open two additional centers in 2004, one of which will be a current model center. Recently, we opened our fourth and fifth centers in the Texas market, located in Sugar Land, near Houston, on October 1, 2004, and Flower Mound, near Dallas, on October 8, 2004. Each of these new centers is 108,890 square feet. We plan to open six current model centers in 2005.

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

     Sports, fitness and family recreation center operations expenses consist primarily of salaries, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our media, nutritional products and athletic events businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement and member relations, as well as our real estate and development team and other members of senior management. Our other operating expenses include the costs associated with our media, nutritional products and athletic events businesses, our restaurant and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened and the number of centers we have in the pre-opening sales and marketing phase during that period.

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

Results of Operations

     The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the three and nine month periods ended September 30, 2004, and 2003.

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenue
Center revenue:
Membership dues	66.2%	65.1%	66.4%	66.0%
Enrollment fees	6.7	8.2	6.6	8.1
In-center revenue	23.0	21.3	23.0	21.5

Total center revenue	95.9	94.6	96.0	95.6
Other revenue	4.1	5.4	4.0	4.4

Total revenue	100.0	100.0	100.0	100.0
Operating expenses
Sports, fitness and family recreation center operations	53.7	50.4	53.1	50.9
Advertising and marketing	3.6	4.6	4.0	4.2
General and administrative	5.4	5.4	6.9	7.4
Other operating	5.8	8.3	5.9	6.6
Depreciation and amortization	9.5	9.5	9.3	9.7

Total operating expenses	78.0	78.2	79.2	78.8
Income from operations	22.0	21.8	20.8	21.2
Interest expense, net	5.4	7.3	5.8	7.5
Equity in earnings of affiliate	0.3	0.3	0.3	0.2

Total other income	5.1	7.0	5.5	7.3
Income before income taxes	16.9	14.8	15.3	13.9
Provision for income taxes	6.9	6.2	6.3	5.8

Net income	10.0%	8.6%	9.0%	8.1%

Other financial and operating data:
Average revenue per membership	$280	$275	$848	$820
Average in-center revenue per membership	$67	$62	$202	$183
Centers open at end of period	35	30	35	30
Number of memberships at end of period	285,975	240,784	285,975	240,784

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

     Total revenue. Total revenue increased $13.2 million, or 19.9%, to $79.2 million for the three months ended September 30, 2004, from $66.0 million for the three months ended September 30, 2003.

     Total center revenue grew $13.5 million, or 21.5%, to $76.0 million for the three months ended September 30, 2004, from $62.5 million for the three months ended September 30, 2003. Same-center revenue grew 7.6% compared to the prior year quarter. Of the $13.5 million increase in total center revenue,

•	70.5% was from membership dues, which increased $9.5 million, due to increased memberships at new and existing centers.

•	30.5% was from in-center revenue, which increased $4.1 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $67 for the three months ended September 30, 2004, from $62 for the three months ended September 30, 2003.

     Enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months, decreased slightly to $5.3 million for the three months ended September 30, 2004, from $5.4 million for the three months ended September 30, 2003. Our number of memberships (including pre-sale memberships) increased 18.8%, to 285,975 at September 30, 2004, from 240,784 at September 30, 2003. Enrollment fee revenue associated with new members at open centers was offset by a decreasing amount of recognized deferred enrollment fees as a result of our opening six new centers in 2001, five new centers in 2002, and four new centers in 2003.

     Other revenue decreased 8.6%, to $3.2 million for the three months ended September 30, 2004, which was primarily due to decreased revenue generated from sales in our nutritionals division.

     Sports, fitness and family recreation center operations expenses. Sports, fitness and family recreation center operations expenses totaled $42.5 million, or 56.0% of total center revenue (or 53.7% of total revenue), for the three months ended September 30, 2004 compared to $33.2 million, or 53.2% of total center revenue (or 50.4% of total revenue), for the three months ended September 30, 2003. This $9.3 million increase primarily consisted of an increase of $6.2 million in payroll-related costs to support increased memberships at new and existing centers and increased expenses to support in-center products and services, as well as having five centers in the pre-opening sales and marketing phase during the third quarter of 2004 compared to three centers in the pre-opening sales and marketing phase during portions of the third quarter of 2003. Additionally, occupancy costs increased $2.5 million, including $1.2 million in expenses related to a sale-leaseback transaction with respect to two of our current model centers that was entered into on September 30, 2003.

     Advertising and marketing expenses. Advertising and marketing expenses were $2.8 million, or 3.6% of total revenue, for the three months ended September 30, 2004, compared to $3.1 million, or 4.6% of total revenue, for the three months ended September 30, 2003. As a percentage of total revenue and in aggregate dollars, these expenses decreased primarily due to more cost effective marketing campaigns at our centers.

     General and administrative expenses. General and administrative expenses were $4.3 million, or 5.4% of total revenue, for the three months ended September 30, 2004, compared to $3.5 million, or 5.4% of total revenue, for the three months ended September 30, 2003. This $0.8 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004, as well as costs associated with being a publicly-held company.

     Other operating expenses. Other operating expenses were $4.6 million for the three months ended September 30, 2004, compared to $5.5 million for the three months ended September 30, 2003. This $0.9 million decrease was primarily due to lower costs associated with our athletic events and nutritional product businesses.

     Depreciation and amortization. Depreciation and amortization was $7.5 million for the three months ended September 30, 2004, compared to $6.3 million for the three months ended September 30, 2003. This $1.2 million increase was due primarily to depreciation on our new centers opened in the fall of 2003 and summer of 2004.

     Interest expense, net. Interest expense, net of interest income, was $4.3 million for the three months ended September 30, 2004, compared to $4.8 million for the three months ended September 30, 2003. This decrease was primarily the result of a sale-leaseback transaction, which reduced our average debt balances, and interest income generated from the proceeds of the initial public offering.

     Provision for income taxes. The provision for income taxes was $5.5 million for the three months ended September 30, 2004, compared to $4.1 million for the three months ended September 30, 2003. This $1.4 million increase was due to an increase in income before income taxes of $3.6 million.

     Net income. As a result of the factors described above, net income was $7.9 million, or 10.0% of total revenue, for the three months ended September 30, 2004, compared to $5.7 million, or 8.6% of total revenue, for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

     Total revenue. Total revenue increased $40.0 million, or 21.1%, to $229.9 million for the nine months ended September 30, 2004, from $189.9 million for the nine months ended September 30, 2003.

     Total center revenue grew $39.3 million, or 21.7%, to $220.8 million for the nine months ended September 30, 2004, from $181.5 million for the nine months ended September 30, 2003. Of the $39.3 million increase in total center revenue,

•	69.5% was from membership dues, which increased $27.4 million, due to increased memberships at new and existing centers.

•	30.7% was from in-center revenue, which increased $12.1 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $848 for the nine months ended September 30, 2004, from $820 for the nine months ended September 30, 2003.

     Enrollment fees, which are deferred and recognized on a straight-line basis over 36 months, decreased slightly to $15.3 million for the nine months ended September 30, 2004, compared to $15.4 million for the same period last year. Our number of memberships (including pre-sale memberships) increased 18.8%, to 285,975 at September 30, 2004, from 240,784 at September 30, 2003. Enrollment fee revenue associated with new members at open centers was offset by a decreasing amount of recognized deferred enrollment fees as a result of our opening six new centers in 2001, five new centers in 2002, and four new centers in 2003.

     Other revenue grew $0.7 million, or 8.3%, to $9.1 million for the nine months ended September 30, 2004, from $8.4 million for the nine months ended September 30, 2003, which was primarily due to increased revenue generated from advertising sales in our media division.

     Sports, fitness and family recreation center operations expenses. Sports, fitness and family recreation center operations expenses were $122.0 million, or 55.3% of total center revenue (or 53.1% of total revenue), for the nine months ended September 30, 2004, compared to $96.6 million, or 53.2% of total center revenue (or 50.9% of total revenue), for the nine months ended September 30, 2003. This $25.4 million increase primarily consisted of an increase of $16.5 million in payroll-related costs to support increased memberships at new and existing centers and increased expenses to support in-center products and services, as well as having six centers in the pre-opening sales and marketing phase during portions of the first nine months of 2004 compared to four centers in the pre-opening sales and marketing phase during portions of the first nine months of 2003. Additionally, occupancy costs increased $5.9 million, including $3.6 million in expenses related to a sale-leaseback transaction with respect to two of our current model centers that was entered into on September 30, 2003.

     Advertising and marketing expenses. Advertising and marketing expenses were $9.3 million, or 4.0% of total revenue, for the nine months ended September 30, 2004, compared to $7.9 million, or 4.2% of total revenue, for the nine months ended September 30, 2003. The

$1.4 million increase was primarily due to a national advertising campaign for our nutritional products, including a major U.S. magazine advertising placement, and as a result of the simultaneous pre-opening sales and marketing campaigns for centers opening in 2004. As a percentage of total revenue, advertising and marketing expenses decreased primarily due to more cost-effective marketing campaigns at our centers.

     General and administrative expenses. General and administrative expenses were $15.9 million, or 6.9% of total revenue, for the nine months ended September 30, 2004, compared to $14.1 million, or 7.4% of total revenue, for the nine months ended September 30, 2003. This $1.8 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004, as well as costs associated with being a publicly-held company. As a percentage of total revenue, general and administrative expenses decreased primarily due to economies of scale achieved in shared service functions, including member relations, information technology and procurement, as our membership and center base expanded.

     Other operating expenses. Other operating expenses were $13.6 million for the nine months ended September 30, 2004, compared to $12.6 million for the nine months ended September 30, 2003. This $1.0 million increase was primarily due to branding initiatives related to our media, nutritional products and athletic events businesses.

     Depreciation and amortization. Depreciation and amortization was $21.4 million for the nine months ended September 30, 2004, compared to $18.4 million for the nine months ended September 30, 2003. This $3.0 million increase was due primarily to depreciation on our new centers opened in the fall of 2003 and the summer of 2004.

     Interest expense, net. Interest expense, net of interest income, was $13.3 million for the nine months ended September 30, 2004, compared to $14.3 million for the nine months ended September 30, 2003. This decrease was primarily the result of a sale-leaseback transaction which reduced our average debt balances, interest income generated from the proceeds of the initial public offering, and our increased cash flows from operating activities allowing us to limit our borrowing during the first nine months of 2004.

     Provision for income taxes. The provision for income taxes was $14.4 million for the nine months ended September 30, 2004, compared to $11.2 million for the nine months ended September 30, 2003. This $3.2 million increase was due to an increase in income before income taxes of $8.7 million.

     Net income. As a result of the factors described above, net income was $20.8 million, or 9.0% of total revenue, for the nine months ended September 30, 2004, compared to $15.3 million, or 8.1% of total revenue, for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Liquidity

     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity to investors and cash flows from operations. Principal liquidity needs have included the development of new sports, fitness and family recreation centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we will be able to satisfy our debt service obligations and capital expenditure requirements through 2005 with available cash balances, including the net proceeds from the initial public offering, cash flow from operations, our committed debt facilities, through the extension of certain of our debt facilities, or by obtaining additional debt. We believe that we can satisfy our longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt, although there can be no assurance that such actions can be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft and because we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.

Operating Activities

     As of September 30, 2004, we had total cash and cash equivalents of $17.0 million and $13.0 million of restricted cash that served as collateral for certain of our debt arrangements. On July 6, 2004, we received proceeds of $80.7 million from our initial public offering, net of underwriting discounts, commissions and offering expenses payable by us. On the same day, we utilized $8.7 million of the net proceeds from our initial public offering along with cash received from monthly membership dues to repay all amounts outstanding under our revolving credit facility, with the exception a $15.0 million term loan under the revolving credit facility. We also used $8.9 million of the net proceeds from the offering to repay a loan under our construction facility that we used to finance the development of our center in Plano, Texas. We expect to use the remaining net proceeds of $63.1 million from the offering to finance our growth by opening additional centers.

     Net cash provided by operating activities was $52.0 million for the nine months ended September 30, 2004, compared to $39.3 million for the nine months ended September 30, 2003. The increase of $12.7 million was primarily due to an $7.3 million increase in net income adjusted for non-cash charges and increases in cash provided by net operating assets and liabilities.

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

     At September 30, 2004, we had purchased the real property for the five new current model centers that we plan to open in 2004, two of which had already opened. In addition, we had purchased the real property for four of the current model centers we plan to open in 2005, and we had entered into agreements to purchase real property for the development of the remaining two current model centers that we plan to open in 2005.

     Net cash used in investing activities was $95.6 million for the nine months ended September 30, 2004, compared to $8.1 million for the nine months ended September 30, 2003. The increase of $87.5 million was primarily due to capital expenditures for the construction of new centers and maintenance and updates to our existing centers. Total capital expenditures for the nine months ended September 30, 2004, totaled $104.9 million. For the nine months ended September 30, 2004, capital expenditures for the construction of new centers totaled $89.2 million and capital expenditures for the maintenance and updates to our existing centers totaled $11.7 million. Additionally, in January 2004, we purchased a jet for $4.0 million.

Financing Activities

     Net cash provided by financing activities was $42.2 million for the nine months ended September 30, 2004, compared to a use of $12.5 million for the nine months ended September 30, 2003. The increase of $54.7 million was primarily due to proceeds from sales of our shares during our initial public offering.

     We have several secured credit facilities. We have a $55.0 million revolving credit facility led by Antares Capital Corporation that expires on June 30, 2005. Availability under this facility is determined based upon a multiple of a variation of EBITDA as defined in the credit agreement. Additionally, we are restricted in our borrowings and in general under the revolving credit facility by certain financial covenants, including capital expenditure levels and maintaining leverage ratios, fixed charge and interest coverage ratios and a loan to value ratio. At December 31, 2003, the outstanding balance was classified as long-term debt in the accompanying consolidated balance sheets. As of September 30, 2004, we had $15.0 million outstanding classified as a current-maturity of long-term debt, $8.0 million in committed letters of credit and $32.0 million available for additional borrowings under this facility. On July 6, 2004, we repaid $24.4 million outstanding under this facility, using cash received from monthly membership dues and a portion of the net proceeds from our initial public offering.

     We also have a $75.0 million construction credit facility led by U.S. Bank, National Association. Pursuant to the terms of the construction credit facility, the lending group has committed to make up to seven individual loans, the purpose of which is to fund the construction costs related to completing the construction of certain centers. The current commitment to lend expires on January 1, 2006. Borrowings under this facility are limited to the lesser of 55.0% of the total land and construction cost, or 75.0% of the appraised value, of the specific centers currently under construction and are due and payable no later than three years from the closing date of each individual loan. As security for the obligations owing under the construction credit facility, we have granted mortgages on each of the specific centers that are financed by means of the construction credit facility. Funds are available only after we have first contributed our portion, which is approximately 45.0%, of the total project cost to the construction of the specific project and then only for reimbursement of project construction costs actually incurred. Interest accrues at a rate of prime plus 0.5%. At September 30, 2004, we had no outstanding borrowings and $75.0 million available for borrowings under this facility. On July 6, 2004, the outstanding balance of $8.9 million was paid off with a portion of our net proceeds from our initial public offering.

     We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in September 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of September 30, 2004, $133.0 million remained outstanding on the notes.

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

Delays in new sports, fitness and family recreation center openings could have a material adverse affect on our financial performance.

     In order to meet our objectives, it is important that we open new centers on schedule. A significant amount of time and expenditure of capital is required to develop and construct new centers. If we are significantly delayed in opening new centers, our competitors may be able to open new clubs in the same market before we open our centers. This change in the competitive landscape could negatively impact our pre-opening sales of memberships and increase our investment costs. In addition, delays in opening new centers could hurt our ability to meet our growth objectives. Our ability to open new centers on schedule depends on a number of factors, many of which are beyond our control. These factors include:

•	obtaining acceptable financing for construction of new sites;

•	obtaining entitlements, permits and licenses necessary to complete construction of the new center on schedule;

•	recruiting, training and retaining qualified management and other personnel;

•	securing access to labor and materials necessary to develop and construct our centers;

•	delays due to material shortages, labor issues, weather conditions or other acts of god, discovery of contaminants, accidents, deaths or injunctions; and

•	general economic conditions.

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

     We currently operate sports, fitness and family recreation centers in eight states. As of October 15, 2004, we have opened four current model centers in 2004 and plan to open two additional centers in 2004. Four of these six openings in 2004 are in an existing market. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.

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

     As of September 30, 2004, we had total consolidated indebtedness of $198.4 million, consisting principally of obligations under construction and term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our sports, fitness and family recreation centers and obligations under capital leases.

     Our level of indebtedness could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for capital expenditures, working capital, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	we will need a substantial portion of our cash flow to pay the principal of, and interest on, our indebtedness, including indebtedness that we may incur in the future;

•	payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	a substantial decrease in our cash flows from operations could make it difficult for us to meet our debt service requirements and force us to modify our operations;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our debt level may make us more vulnerable and less flexible than our competitors to a downturn in our business or the economy in general; and,

•	some of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations.

     In addition to the amount of indebtedness outstanding as of September 30, 2004, we have access to an additional $142.0 million under our credit facilities. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.

Because of the capital-intensive nature of our business, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our operating results could be adversely affected.

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

     Various federal and state laws and regulations govern our operations, including:

•	general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale and collection of our memberships;

•	state and local health regulations;

•	federal regulation of health and nutritional products; and,

•	regulation of rehabilitation service providers.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that we have any significant risk related to interest rate fluctuations since we have primarily fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2003, and September 30, 2004, our floating rate indebtedness was approximately $44.4 million and $22.1 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the first nine months of 2004, our interest costs would have increased by approximately $0.2 million. If short-term interest rates were to have increased by 100 basis points during the first nine months of 2004, our interest income from cash equivalents would have increased by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2004.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

     Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Schedule of parties to Executive Employment Agreements	Filed Electronically

10.2	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, by and among the Registrant, Antares Capital Corporation, JP Morgan Chase Bank, Mariner CDO 2002, Ltd., Merrill Lynch Capital, and M&I Marshall & Ilsley Bank	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2004.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Schedule of parties to Executive Employment Agreements	Filed Electronically

10.2	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, by and among the Registrant, Antares Capital Corporation, JP Morgan Chase Bank, Mariner CDO 2002, Ltd., Merrill Lynch Capital, and M&I Marshall & Ilsley Bank	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically