Form 10-K
period 2004-12-31
LIFE TIME FITNESS INC
filed 2005-03-10
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-32230

Life Time Fitness, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-1689746
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6442 City West Parkway	55344
Eden Prairie, Minnesota	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 952-947-0000

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.02 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $375,544,449, based on the closing sale price for the registrant’s common stock on that date.

     The number of shares outstanding of the Registrant’s common stock as of March 1, 2005 was 33,820,179 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement for the annual meeting of shareholders to be held May 5, 2005 are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 27 — 31 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements. We are not obligated to update these forward-looking statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or the reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Company Overview

We operate distinctive and large sports and athletic, professional fitness, family recreation and resort/spa centers under the LIFE TIME FITNESS® brand. We design and develop our own centers, and we focus on providing our members and customers with products and services at a compelling value in the areas of exercise, education and nutrition.

As of March 10, 2005, we operated 40 centers primarily in suburban locations across eight states. In addition to traditional health club offerings, most of our centers include an expansive selection of premium amenities and services, such as indoor swimming pools with water slides, basketball and racquet courts, interactive and entertaining child centers, full-service spas and dining services and, in many cases, climbing walls and outdoor swimming pools. We believe our centers provide a unique experience for our members, resulting in a high number of memberships per center and attrition rates that were 4.8% better than the industry average in 2003.

Over the past 13 years, as we have opened new centers, we have refined the size and design of our centers. Of our 40 centers, we consider 31 to be of our large format design, and of these 31 centers, we consider 18 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes remain consistent across all of our centers. Each of our current model centers targets 11,500 memberships by offering approximately 105,000 square feet of health, fitness and family recreation programs and services. Most of the centers that we have opened since 2000 conform to our current model center, and each of these centers has delivered growth in membership levels, revenue and profitability across a range of geographic markets.

Throughout our history, we have consistently grown our business by opening new centers, increasing the number of memberships per existing center and focusing on the sale of additional programs and services in our centers. For each of the fiscal years from 2002 to 2004, we experienced annual revenue growth of 43%, 32% and 21%, respectively, with revenue of $312.0 million in 2004; annual EBITDA growth of 35%, 63% and 20%, respectively, with EBITDA of $96.3 million in 2004; and annual net income growth of 86%, 178% and 40%, respectively, with net income of $28.9 million in 2004.

We were incorporated on October 15, 1990 as a Minnesota corporation under the name FCA, Ltd. and we began doing business under the name LIFE TIME FITNESS in July 1992. We changed our corporate name to Life Time Fitness, Inc. on December 8, 1998 to correspond with our brand name.

Our principal executive offices are located at 6442 City West Parkway, Eden Prairie, Minnesota 55344, and our telephone number is (952) 947-0000. Our website is located at www.lifetimefitness.com. The information contained on our website is not a part of this annual report.

Our Competitive Strengths

We offer comprehensive and convenient programs and services.

Our large format centers offer high quality programs and services in a resort-like setting and are generally situated on a parcel of land of at least 10 acres. Unlike traditional health clubs, these centers typically offer large indoor and outdoor family recreation pools, climbing walls and basketball and racquet courts, in addition to approximately 400 pieces of cardiovascular and resistance training equipment and an extensive offering of health and fitness classes. Our staff of member-focused employees, each trained through our specifically designed program of classes, is committed to providing an environment that is comfortable, friendly, inviting and clean. Our large format centers include luxurious reception areas and locker rooms, child care facilities with spacious play areas and computers, spas offering massage and beauty services and cafes with healthy product offerings throughout the day.

We offer a value proposition that encourages membership loyalty.

The amenities and services we offer exceed most other health and fitness center alternatives available to our members. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $40 to $60 per month for an individual membership and from $80 to $130 per month for a couple or family membership. Each of our memberships includes all of the primary member’s children under the age of 12 at no additional cost. We provide the majority of our members with a variety of complimentary services, including child care, lockers, towels, group fitness classes and our magazine, Experience Life. Our membership plans are month-to-month, cancelable at any time on one month’s notice and include initial 30-day money back guarantees. Our value proposition and member-focused approach create loyalty among our members that reduces our attrition rate.

We offer a product that is convenient for our members.

Our centers are generally situated in high-traffic suburban areas and are easily accessible and centrally located among the residential, business and shopping districts of the surrounding community. We design and operate our centers to accommodate a large and active membership base by providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient lockers and equipment to allow our members to exercise with little or no waiting time, even at peak hours and when center membership levels are at targeted capacity. Our child care services are available to the majority of our members for up to two hours per day at no additional cost and most of our centers offer the convenience of spa and dining services under the same roof. Membership generally affords our members the right to utilize any of our centers.

We have an established and profitable economic model.

Our economic model is based on and depends on attracting a large membership base within the first three years after a new center is opened, as well as retaining those members and maintaining tight expense control. For each of the fiscal years from 2002 to 2004, this economic model has resulted in annual revenue growth of 43%, 32% and 21%, respectively, with revenue of $312.0 million in 2004; annual EBITDA growth of 35%, 63% and 20%, respectively, with EBITDA of $96.3 million in 2004; and annual net income growth of 86%, 178% and 40%, respectively, with net income of $28.9 million in 2004. We expect the typical membership base at our large format centers to grow from approximately 35% of targeted membership capacity at the end of the first month of operations to over 90% of our targeted membership capacity by the end of the third year of operations, which is consistent with our historical performance. Average targeted membership capacity is approximately 10,700 for all of our large format centers and 11,500 for our large format centers that are current model centers. Average revenue at our 20 large format centers that we opened in 2002 or earlier exceeded $11.7 million for the year ended December 31, 2004. At these centers during the same period, EBITDA averaged approximately 40% of revenue, and net income averaged approximately 16% of revenue. Our investment for a large format center has averaged approximately $17.7 million, which includes the purchase of land, the building and approximately $2.5 million of exercise equipment, furniture and fixtures, and our typical investment for a current model center has averaged approximately $22.5 million.

We believe we have a disciplined and sophisticated site selection and development process.

We believe we have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build new centers, as well as specific sites for future centers within those markets. This multi-step process is based upon applying our experience and analysis to predetermined physical, demographic, psychographic and competitive criteria generated from profiles of already successful centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of management approval. By utilizing a wholly owned construction subsidiary, FCA Construction Holdings, LLC, that is dedicated solely to building our centers, we maintain maximum flexibility over the design process of our centers and control over the cost and timing of the construction process. As a result of our strict adherence to this disciplined process, we have never closed a center, and our large format centers produced, on average, EBITDA in excess of 21% of revenue and net income of less than 1% of revenue during their first year of operation.

Our Growth Strategy

Drive membership growth.

New Centers. Since the beginning of 1999, we have expanded our base of centers from nine to 40. We opened six large format centers in 2004, five of which are current model centers. We expect to open six current model centers in 2005, one of which is already open with the remaining five currently under construction. We expect to open seven current model centers in 2006, and we have identified sites for all seven of these centers. The new centers we plan to open will be built in both new and existing markets. We believe that, based upon our data, there is the potential for adding at least 220 additional current model centers throughout the U.S. in existing as well as new markets. We have built a corporate infrastructure that we believe will support our growth for the next several years.

Existing Centers. Of our 40 centers, the 10 that opened in 2003 and 2004 averaged 53.2% of targeted membership capacity as of December 31, 2004. We expect the continuing ramp in memberships at these centers to contribute significantly to our growth in 2005 as these centers move toward our goal of 90% of targeted membership capacity by the end of their third year of operations. We also plan to continue to drive membership growth at centers that are not yet at targeted capacity. In order to achieve this goal, we employ marketing programs to effectively communicate our value proposition to prospective members and have implemented a customer relationship management system that will allow us to better manage and increase prospective member conversion.

Increase in-center products and services revenue.

From 2000 to 2004, revenue from the sale of in-center products and services grew from $10.6 million to $71.6 million and we increased in-center revenue per membership from $163 to $267. We believe the revenue from sales of our in-center products and services will grow at a faster rate than membership dues and enrollment fees. Our centers offer a variety of in-center products and services, including private and group sessions with highly skilled and professional personal trainers, relaxing LifeSpa salon and spa services, engaging member activities programs and a nutritional LifeCafe restaurant. We expect to continue to drive in-center revenue by increasing sales of our current in-center products and services and introducing new products and services to our members.

Our Industry

We participate in the large and growing U.S. health and wellness industry, which we define to include health and fitness centers, fitness equipment, athletics, physical therapy, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association, or IHRSA, the estimated market size of the U.S. health club industry, which is a relatively small part of the health and wellness industry, was approximately $14.1 billion in revenues and 39.4 million memberships at the end of 2003 with approximately 26,000 clubs at the end of July 2004. According to IHRSA, the percentage of the total U.S. population with health club memberships increased from 7.4%, or 20.7 million memberships, in 1990 to 13.5%, or 33.8 million memberships, in 2001. IHRSA also reports that total U.S. health club memberships increased from 24.1 million memberships in 1995 to 39.4 million memberships in 2003, resulting in a compound annual growth rate of 6.3%. Over this same period, total U.S. health club industry revenues increased from $7.8 billion to $14.1 billion.

Our Philosophy — Developing a “Healthy Way of Life” Company

We strive to offer our members a healthy way of life in the areas of exercise, nutrition and education by providing high quality products and services both in and outside of our centers. We promote continuous education as an easy and inspiring part of every member’s experience by offering free seminars on health, nutrition, stress reduction, time management and life extension to educate members on the benefits of a regular fitness program and a well-rounded lifestyle. Moreover, our centers offer interactive learning opportunities, such as personal training, group fitness sessions and member activities classes and programs. We believe that by helping our members experience the rewards of developing their bodies and challenging and investing in themselves, they will associate our company with healthy living.

Our Sports and Athletic, Professional Fitness, Family Recreation and Resort/Spa Centers

Size and Location

Our centers have evolved over the past several years. Out of our 40 centers, 31 are of our large format design and 18 of these 31 centers conform to our current model center. Our current model center is approximately 105,000 square feet and serves as an all-in-one sports and athletic club, professional fitness facility, family recreation center and spa and cafe. Our distinctive format is designed to provide an efficient and inviting use of space that accommodates our targeted capacity of 11,500 memberships and provides a premium assortment of amenities and services. Our 13 centers that have the large format design, but do not conform to our current model center, average approximately 84,000 square feet and have an average targeted capacity of 9,600 memberships. Generally, targeted capacity for a center is 1,100 memberships for every 10,000 square feet at a center. This targeted capacity is designed to maximize the customer experience based upon our historical understanding of membership usage. Our centers are centrally located in areas that offer convenient access from the residential, business and shopping districts of the surrounding community, and also provide free and ample parking.

Center Environment

Our sports and athletic, professional fitness, family recreation and resort/spa centers combine modern architecture and décor with state-of-the-art amenities to create an innovative and functional health and recreation destination for the entire family. All of our current model centers and most of our large format centers are scalable, freestanding buildings designed with open architecture and naturally illuminated atriums that create a spacious, inviting atmosphere. From the limestone floors, natural wood lockers and granite countertops to safe and bright child centers, each room is carefully designed to create an appealing and luxurious environment that attracts and retains members and encourages them to visit the center. Moreover, we have specific staff members who are responsible for maintaining the cleanliness and neatness of the locker room areas, which contain approximately 800 lockers, throughout the day and particularly during the center’s peak usage periods. We continually update and refurbish our centers to maintain a high quality fitness experience. Our commitment to quality and detail provides a similar look and feel at each of our large format centers.

Equipment and Programs

The table below displays the wide assortment of amenities and services typically found at our centers, which are included in the cost of most of our memberships:

Large Format Centers, including Current Model Centers

Facilities	Amenities and Services	Activities and Events
Basketball/Volleyball Courts	24-Hour Availability	Adventure Travel
Cardiovascular Training	360 Fitness Assessment	Aquatics
Child Centers	Child Care	Athletic Leagues
Free Weights	Educational Seminars	Birthday Parties
Group Fitness Studios	Subscription to Experience Life	Eastern/Martial Arts
Lap Pool	Towel Service	Kid’s Club
Racquetball/ Squash Courts	Use of Lockers	Pilates
Resistance Training	LifeCafe	Running Club
Rock Climbing Cavern	LifeSpa Salon	Scuba Lessons
Saunas	Massage Therapy	Spinning
Two-story Waterslides	Nutritional Products	Sports-specific Training Camps
Whirlpools	Personal Training	Summer Camps
Zero-depth Entry Swimming Pools	Pool-side Bistro	Swimming Lessons
Yoga

Other Centers

Facilities	Amenities and Services	Activities and Events
Cardiovascular Training	360 Fitness Assessment	Adventure Travel
Child Centers	Child Care	Pilates
Free Weights	Educational Seminars	Running Club
Group Fitness Studios	Subscription to Experience Life	Spinning
Lap Pool	Towel Service	Yoga
Resistance Training	Use of Lockers
Saunas	Massage Therapy
Nutritional Products
Personal Training

Fitness Equipment and Facilities. To help a member lose weight, train for athletic events or develop and maintain a healthy way of living, our centers have up to 400 pieces of cardiovascular, free weight and resistance training equipment. Exercise equipment is arranged in spacious workout areas to allow for easy movement from machine to machine, thus providing a convenient and efficient workout. Equipment in these areas is arranged in long parallel rows that are clearly labeled by body part, allowing members to easily customize their exercise programs and reduce downtime during their workouts. Due to the large amount of equipment in each center, members rarely have to wait to use a machine. We have in-house technicians that service and maintain our equipment, which generally enables us to repair or replace any piece of equipment within 24 hours. In addition, we have a comprehensive system of large-screen televisions in the fitness area, and members can tune their personal headsets to a radio frequency to hear the audio for each television program.

Our current model centers have full-sized indoor and outdoor recreation pools with zero depth entrances and water slides, lap pools, saunas, steam baths and whirlpools. These centers also have two regulation-size basketball courts that can be used for various sports activities, as well as other dedicated facilities for group fitness, rock climbing, racquetball and squash. In addition, four of our current model centers have tennis courts.

Personalized Services. We offer professional personal training programs that involve regular one-on-one sessions designed to help members achieve their personal fitness goals. Our personal trainers are required to be certified by the American Council on Exercise, one of two accredited certifying organizations in the fitness industry. On average, we employ over 25 personal trainers at a current model center. Our personal trainers also provide the education and nutritional information essential for a safe and effective exercise plan. In addition to one-on-one sessions, we offer other personalized small group activities. Many of our members realize the value of working with the same person over a long period of time to achieve their personal fitness goals and develop a strong relationship with their trainers.

Fitness Programs and Classes. Our centers offer fitness programs, including group fitness classes and health and wellness training seminars on subjects ranging from stress management to personal nutrition. Each current model center has two group fitness studios and makes use of the indoor and outdoor pool areas for classes. On average, we offer over 90 group fitness classes per week at each current model center, including spinning, Pilates, step workout, circuit training and yoga classes. The volume and variety of activities at each center allow each member of the family to enjoy the center, whether participating in personalized activities or with other family members in group activities.

Other Center Services. Our large format centers feature a LifeCafe, which offers fresh and healthy sandwiches, snacks and shakes to our members. Our LifeCafe offers members the choice of dining indoors, ordering their meals and snacks to go or, in each of our current model centers and certain of our other large format centers, dining outdoors at the poolside bistro. Our LifeCafes also carry our own line of nutritional products in addition to third-party nutritional products.

Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-service spa and salon located inside the centers. Our LifeSpas offer hair, body, skin care and massage therapy services, customized to each person’s individual needs. The LifeSpas are located in separate, self-contained areas that provide a relaxing environment.

Almost all of our centers offer free on-site child care services for children ages three months to 11 years for up to two hours while members are using our centers. These services are included in the cost of a typical membership. The children’s area includes games, educational toys, computers, maze structures and junior basketball courts. We hire experienced personnel that are dedicated to working in the child care centers to ensure that children have an enjoyable and safe experience.

All of our large format centers offer a variety of programs for children, including swimming lessons, activity programs, karate classes, sports programs and craft programs, all of which are open to both members and non-members. We also offer several children’s camps during the summers and holidays. For adults, we offer various sports leagues and karate classes.

Membership

Our month-to-month membership plans typically include 24-hour access, free child care, free locker and towel service, a full range of educational programs and other premium amenities. Moreover, we offer an initial 30-day money back guarantee on upfront membership enrollment fees and the first month’s membership dues, which is a longer period than required by state law and longer than offered by most other health clubs. We believe our customer service, broad appeal to multiple family members and attractive value proposition reduce our attrition rate. We continually monitor member satisfaction through roundtable forums that enable us to collect feedback from our members and modify our offerings in response to the feedback.

As part of our value proposition, the majority of our new members are entitled to receive a free “360 Fitness Assessment,” which consists of fitness testing, exercise history, percent body fat measurement and goal setting. Fitness clinics on different types of workouts and other courses in nutrition and stress management are also offered free of charge. The majority of our new members are encouraged to take advantage of free equipment orientations and a free introductory consultation with a personal trainer.

We have a flexible membership structure, which includes different types of membership plans, the most common of which are the Fitness and Sports plans. Our Fitness membership plan is our standard plan and offers a member access to the majority of our centers. Our Sports membership plan offers all the benefits of our Fitness membership, plus access to all but one of our centers, while also offering discounts on our other center services and third-party facilities, such as participating golf courses, ski resorts and tennis clubs throughout the nation. In addition, the Sports membership plan entitles a member to free use of the center’s racquetball and squash courts and climbing walls, as well as a free running club membership and discounts on certain personal training programs. Beginning in 2005, we started offering an Elite membership option at the majority of our centers, which offers all of the benefits of our Fitness and Sports memberships, access to all of our centers, nutritional products and fitness and nutritional assessments. An Athletic membership option is also offered at our executive center located in downtown Minneapolis, which is not accessible to our other members. The Athletic membership plan offers all of the benefits of our Fitness and Sports memberships, access to all of our centers and additional executive benefits. In certain centers we also offer an Express membership plan, which involves a lower membership fee than our Fitness membership plan, but restricts access to a single center and does not include a subscription to Experience Life magazine, an initial fitness assessment or access to the child center.

We have always offered a convenient month-to-month membership, with no long-term contracts, a low, one-time enrollment fee and an initial 30-day money back guarantee. Depending upon the market area and the membership plan, new members typically pay a one-time enrollment fee of $125 to $300 for individual members, plus $60 to $100 for each additional family member over the age of 12. Members typically pay monthly membership dues ranging from $40 to $60 for individuals and $80 to $130 for couples or families. Our memberships include all of the primary member’s children under the age of 12 at no additional cost. As a result, our current model centers that have a targeted 11,500 membership capacity average approximately 2.4 people per membership.

Usage

Our centers are generally open 24 hours a day, seven days a week and our current model centers average approximately 68,000 visits per month. We typically experience the highest level of member activity at a center during the 5:00 a.m. to 10:00 a.m. and 4:00 p.m. to 8:00 p.m. time periods on weekdays and during the 8:00 a.m. to 5:00 p.m. time period on weekends. Our centers are staffed accordingly to provide each member with a positive experience during peak and non-peak hours.

New Center Site Selection and Construction

Site Selection. Our management devotes significant time and resources to analyzing each prospective site on the basis of predetermined physical, demographic, psychographic and competitive criteria in order to achieve maximum return on our investment. Our ideal site for a current model center is a tract of land with at least 10 acres and a relatively flat topography affording good access and proper zoning. We target market areas that have at least 150,000 people within a five-mile radius that meet certain demographic criteria regarding income, education, age and household size. We focus mainly on markets that will allow us to operate multiple centers that create certain efficiencies in marketing and branding activities; however, we select each site based on whether that site can support an individual center on a stand-alone basis.

After we identify a potential site, we develop a business plan for the center on the site that requires approvals from all areas of operations and the finance committee of our board of directors. We believe that our structured process provides discipline and reduces the likelihood that we would develop a site that the market cannot support. As a result of our strict adherence to this disciplined process, we have never closed a center, and our large format centers produced, on average, EBITDA in excess of 21% of revenue and net income of less than 1% of revenue during their first year of operation. We did, however, recognize an asset impairment charge in 2002 related to our only executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we operate in the same building. The center is one of only two centers that are located in urban areas and it differs significantly from our standard model.

Construction. We have an experienced in-house construction team that is solely dedicated to overseeing the construction of each center through opening. Our architects have developed a prototypical set of design and construction plans and specifications that can be easily adapted to each new site to build our current model centers. They also assist in obtaining bids and permits in connection with constructing each new center. We have dedicated internal personnel who work on expediting the permit process and scheduling the project. Our bid phase specialists obtain referrals for local subcontractors and monitor project costs, and they also coordinate compliance with safety requirements and prepare site documentation. Our project management group oversees the construction of each new center and works with our architects to review bids and monitor quality. Our construction procurement group bids each component of our projects to ensure cost-effective pricing and, by using the same materials at each center to maintain a consistent look and feel, we are generally able to purchase materials in sufficient quantities to receive favorable pricing. Our construction team also has a dedicated safety consultant and controller. Each center has an on-site construction manager responsible for coordinating the entire project. By utilizing our own dedicated design and construction group, we are able to maximize our flexibility in the design process and retain control over the cost and timing of the construction process.

Marketing and Sales

Overview of Marketing. Our centralized marketing agency is responsible for generating membership leads for our sales force, supporting our corporate business and promoting our brand. Our marketing agency consists of four fully integrated divisions, which are planning and analysis, creative development and production, public relations and communications and web development. By centralizing our marketing effort, we bring our marketing experience and strategy to each new market we enter in a coordinated manner. We also market to corporations and, in some situations, we offer discounted enrollment fees for persons associated with these corporations.

Overview of Sales. We have a trained, commissioned sales staff in each center that is responsible for converting the leads generated by our centralized marketing agency into new memberships. During the pre-opening and grand opening phases described below, we have up to 12 sales representatives on staff at a center. As the center matures, we reduce the number of sales representatives on staff to between six and eight professionals. Our sales staff also uses our customer relationship management system to introduce and sell additional products to members and manage existing member relationships.

Pre-Opening Phase. Our pre-opening marketing program is one of the reasons why our large format centers have attracted sufficient membership to generate, on average, EBITDA in excess of 21% of revenue and net income of less than 1% of revenue during their first year of operation. We generally begin selling memberships up to nine months prior to a center’s scheduled opening. New members are attracted during this period primarily through targeted direct mail, print advertising, corporate sales and referral promotions. To further attract new members during this period, we offer discounted enrollment fees and distribute free copies of our Experience Life magazine to households in the immediate vicinity of the new center. Membership enrollment activity is tracked to gauge the effectiveness of each marketing medium, which can be adjusted as necessary throughout the pre-opening process.

Grand Opening Phase. We deploy a marketing program during the first month of a center’s operation that builds on our pre-opening efforts. The reach and frequency of the advertising campaign culminate when all households within a five-mile radius receive poster mailings. Simultaneously, prospective members receive special invitations to grand opening activities and educational seminars designed to assist them in their orientation to the center. Our corporate clients receive special enrollment opportunities, as well as invitations to open house activities.

Membership Growth Phase. After the grand opening phase, marketing activities and costs decrease as drive-by visibility and word-of-mouth marketing become more influential. The goal of each center is to achieve consistent membership growth until targeted capacity is reached. Once the center has reached its targeted capacity, marketing efforts are directed at keeping membership levels stable and at selling other in-center services to existing members. Marketing plans for each center are formulated on an annual basis and reviewed monthly by marketing and center-level sales personnel. At monthly intervals, a comprehensive situation analysis is performed to ensure sales and retention objectives are meeting the goals of the center’s business plan.

Leveraging the LIFE TIME FITNESS Brand

We are building a national brand by delivering products and services in the areas of exercise, education and nutrition at an attractive price. We are further strengthening the LIFE TIME FITNESS brand by growing our Experience Life magazine, our line of nutritional products and our internationally-recognized and award winning triathlon.

Education. We work to educate people by offering educational information and tips on our website, www.lifetimefitness.com, and by distributing Experience Life to each of our members. Our website offers various educational features, including healthy cooking recipes, health news and exercise tips. The website also has interactive functions that allow a user to ask exercise or fitness questions and create an ongoing personalized nutrition program that meets the user’s weight-loss and nutrition objectives.

Our Experience Life magazine includes an average of 98 full-color pages of health tips and insights, articles featuring quality-of-life topics and advertisements and has a current circulation of approximately 500,000 copies to all of our members, non-member subscribers, households in new market areas and selected major bookstores nationwide. Experience Life averages 36 pages of advertising per issue and is expected to be published 10 times in 2005. In 2004, the Minnesota Magazine Publishing Association named Experience Life a Gold medal winner for Best Regular Column; a Silver medal winner for Overall Excellence, Best Single Topic Issue, and Best Overall Design; and a Bronze medal winner for Best Use of Visuals.

Athletic Events. Our annual LIFE TIME FITNESS Triathlon attracted participants from 40 states and 16 countries in 2004, as well as national sponsors. The LIFE TIME FITNESS Triathlon offers an invitation-only professional division that allows male and female professionals to compete directly against each other for the sport’s largest purse. In addition to significant selected local media coverage, the LIFE TIME FITNESS Triathlon was broadcast nationally by NBC in 2003 and 2004 and will be broadcast by NBC again in 2005. Competitor Magazine honored the 2003 LIFE TIME FITNESS Triathlon as its “2003 Event of the Year.” In addition to the Triathlon, we organize several shorter run/walks during the year, such as the 5K Reindeer Run in most of the cities where we have centers and the Torchlight Run in Minneapolis, Minnesota.

Nutritional Products. We offer a line of nutritional products, including multi-vitamins, energy bars, powder drink mixes, ready-to-drink beverages and supplements. Our products use high quality ingredients and are available in our LifeCafes and through our website. Our current nutritional product line focuses on four areas, which are daily health, weight management, energy and athletic performance. Our weight management products, which have never included ephedra, work safely and effectively to manage weight. Our formulations are created and tested by a team of external physicians and experts and each formulation undergoes extensive testing. We use experienced and professional third-parties to manufacture our nutritional products and commission independent testing to ensure that the product labels accurately list the ingredients delivered in the products.

Our Employees

Most of our current model centers are staffed with an average of 270 full-time and part-time employees, of which approximately 12 are in management positions, all of whom are trained to provide members with a positive experience. Our personal trainers, massage therapists, physical therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications, as the case may be. Each center typically has a general manager, an operations manager and a sales manager to ensure a well-managed center and a motivated work force.

All center employees are required to participate in a training program that is specifically designed to promote a friendly, personable environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is required before they are permitted to advance to other positions within our company.

As of December 31, 2004, we had approximately 8,400 employees, including approximately 5,400 part-time employees. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. In general, we believe relations with our employees are good.

Information Systems

In addition to our standard operating and administrative systems, we utilize an integrated and flexible member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We have designed and developed the system to allow us to collect information in a secure and easy-to-use environment. Our system enables us to, among other things, enroll new members with a paperless membership agreement, acquire and print digital pictures of members and capture and maintain specific member information, including frequency of use. The system allows us to streamline the collection of membership dues electronically, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable exposure. We have deployed a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.

Competition

There are a number of health club industry participants that compete directly and indirectly with us that may have significantly greater financial resources, higher revenues and greater economies of scale. However, due to the innovative nature of our complete product and service offering, we believe that there are no competitors in this industry offering the same experience and services we offer at a comparable value. We consider the following groups to be the primary competitors in the health and fitness industry:

•	health club operators, including Bally Total Fitness Holding Corporation, 24 Hour Fitness Worldwide, Inc., Town Sports International, Inc., LA Fitness, The Sports Club Company, Inc. and The WellBridge Company doing business under various names such as Northwest Athletic Club;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafes and businesses offering similar ancillary services;

•	amenity and condominium clubs;

•	racquet, tennis and other athletic clubs;

•	country clubs;

•	weight reducing salons; and

•	the home-use fitness equipment industry.

Competition in the health club industry varies from market to market and is based on several factors, including the breadth of product and service offerings, the level of enrollment fees and membership dues, the flexibility of membership options and the overall quality of the offering. We believe that our comprehensive product offering and focus on customer service provide us with a distinct competitive advantage.

Our nutrition and education products and services compete against large, established companies and organizations that have more experience selling retail products. We may not be able to compete effectively against these established companies.

Government Regulation

All areas of our operations and business practices are subject to regulation at federal, state and local levels. The general rules and regulations of the Federal Trade Commission and other consumer protection agencies apply to our advertising, sales and other trade practices, including, but not limited to, our line of nutritional products. State statutes and regulations affecting the health club industry have been enacted or proposed that prescribe certain forms for, and regulate the terms and provisions of, membership contracts, including:

•	giving the member the right under various state “cooling-off” statutes to cancel, in most cases, within three to ten days after signing, his or her membership and receive a refund of any enrollment fee paid;

•	requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility; and

•	establishing maximum prices and terms for membership contracts and limitations on the financing term of contracts.

As we pursue our business initiatives of selling nutritional products, dietary supplements and sports drinks, we may become further subject to the extensive federal and state regulations governing the manufacture and sale of supplement and food products in the U.S. The U.S. Food and Drug Administration and the Federal Trade Commission are increasingly scrutinizing claims made for supplement and food products, especially claims relating to weight loss. We work with the manufacturers of our food and supplement products to ensure that appropriate regulatory notices have been provided, where necessary, and that product labeling conforms to regulatory requirements. The failure of these manufacturers to comply with applicable regulations, or negligence or other misconduct on their part, could have a material adverse effect on our financial condition or results of operations. We require our manufacturing partners to warrant to us that the products are safe and effective. In most cases, the manufacturer agrees to indemnify us for losses we suffer arising from claims related to the product and in many cases we are named as an additional insured on the manufacturer’s insurance policy. In addition, we carry our own products liability insurance coverage.

All laws, rules and regulations are subject to varying interpretations by a large number of state and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements and believe our activities are in substantial compliance with all applicable statutes, rules and decisions.

Trademarks and Trade Names

We own several trademarks and service marks registered with the U.S. Patent and Trademark Office, referred to as the USPTO, including “LIFE TIME FITNESS®,” “EXPERIENCE LIFE®” and “LEANSOURCE®.” We have also registered our logo, our design depicting six circles of fitness activities and our LIFE TIME FITNESS Triathlon logo. We have several applications pending with the USPTO for trademark registrations. We also registered or have applications pending in certain foreign countries for the “LIFE TIME FITNESS” mark. In addition to our trademarks, we filed a patent application for one of our nutritional products.

We believe our trademarks and trade names have become important components in our marketing and branding strategies. We believe that we have all licenses necessary to conduct our business. In particular, we license the mark “LIFE TIME” in connection with our nutritional products so that we can market and distribute them under the LIFE TIME FITNESS brand.

Available Information

Our website is www.lifetimefitness.com. We make available, free of charge, through our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Item 2. Properties.

Our corporate headquarters, located in Eden Prairie, Minnesota, is approximately 61,150 square feet, of which approximately 49,000 square feet is currently under lease until October 2007 and approximately 12,150 square feet is currently under lease until October 2008.

As of March 10, 2005, we operated 40 centers, of which we leased 13 sites, were parties to long-term ground leases for four sites and owned 23 sites. We expect to open six current model centers on sites we own in various markets in 2005, one of which is already open, with the remaining five currently under construction. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2005 through 2041. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below contains information about our current center locations:

			Square
Location	Owned/Leased	Center Format	Feet(1)	Date Opened
Brooklyn Park, MN	Leased	Other	26,982	July 1992
Eagan, MN	Owned	Large	64,415	September 1994
Woodbury, MN(2)	Leased	Large	73,050	September 1995
Roseville, MN	Leased	Other	14,000	September 1995
Highland Park, MN	Leased	Other	25,827	November 1995
Coon Rapids, MN(3)	Leased	Other	90,262	May 1996
Bloomington, MN	Owned	Other	47,307	November 1996
Plymouth, MN	Leased (Ground)	Large	109,558	June 1997
St. Paul, MN	Leased	Other	85,630	December 1997
Troy, MI	Owned	Large	93,579	January 1999
Apple Valley, MN	Leased	Other	10,375	June 1999
Columbus, OH	Leased (Ground)	Large	98,047	July 1999
Indianapolis, IN	Owned	Large	90,956	August 1999
Novi, MI	Owned	Large	90,956	October 1999
Centreville, VA	Owned	Large	90,956	January 2000
Shelby Township, MI	Owned	Large	101,680	March 2000

			Square
Location	Owned/Leased	Center Format	Feet(1)	Date Opened
Minneapolis, MN (center and restaurant)	Leased	Other	72,547	July 2000
Schaumburg, IL	Owned	Large/Current	108,890	October 2000
Warrenville, IL	Owned	Large/Current	114,993	January 2001
Bloomingdale, IL(4)	Owned	Large/Current	108,890	February 2001
Algonquin, IL	Owned	Large/Current	108,890	April 2001
Orland Park, IL	Owned	Large/Current	108,890	August 2001
Fairfax City, VA	Leased	Large	67,467	October 2001
Champlin, MN	Leased (Ground)	Large	61,948	October 2001
Burr Ridge, IL	Owned	Large/Current	105,562	February 2002
Savage, MN	Leased (Ground)	Large	80,853	June 2002
Old Orchard (Skokie), IL	Owned	Large/Current	108,890	August 2002
Canton Township, MI(2)	Leased	Large/Current	105,010	September 2002
Rochester Hills, MI(2)	Leased	Large/Current	108,890	November 2002
Tempe, AZ	Owned	Large/Current	108,890	April 2003
Gilbert, AZ	Owned	Large/Current	108,890	October 2003
New Hope, MN	Leased	Other	44,156	October 2003
Plano, TX	Owned	Large/Current	108,890	November 2003
Willowbrook, TX	Owned	Large/Current	108,890	June 2004
Garland, TX	Owned	Large/Current	108,890	July 2004
Sugarland, TX	Owned	Large/Current	108,890	October 2004
Flower Mound, TX	Owned	Large/Current	108,890	October 2004
North Dallas, TX	Leased	Large	68,982	November 2004
Colleyville, TX	Owned	Large/Current	108,890	November 2004
Commerce Township, MI	Owned	Large/Current	108,890	March 2005

(1)	In a few of our centers, we sublease space to third parties who operate our LifeCafe or climbing wall or to hospitals that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

(2)	We are the sole lessee of the center pursuant to the terms of a sale-leaseback transaction.

(3)	The square footage figure excludes approximately 24,000 square feet that we sublease to third parties.

(4)	This is a joint venture project in which we have a one-third interest.

Item 3. Legal Proceedings.

Although we may be subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe will have a material adverse impact on our business or our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

Market Information

Our common stock began trading on June 30, 2004 on the New York Stock Exchange under the symbol “LTM” in connection with our initial public offering. Prior to June 30, 2004, there was no public market for our common stock. The following table sets forth, for the second, third and fourth quarters of 2004, the high and low prices of our common stock beginning on June 30, 2004.

	High	Low
Fiscal Year Ended December 31, 2004:
Second Quarter (June 30, 2004)	$21.25	$20.39
Third Quarter (July 1, 2004 – September 30, 2004)	$26.95	$20.85
Fourth Quarter (October 1, 2004 – December 31, 2004)	$27.22	$22.54

Holders

As of March 1, 2005, there were approximately 84 record holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our revolving credit facility and certain of our debt financing agreements prohibit us from paying dividends without the consent of the lenders. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.

Item 6. Selected Financial Data.

You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2002 are derived from our audited consolidated financial statements that have been previously filed with the Securities and Exchange Commission. The consolidated statement of operations data for the year ended December 31, 2000 and the balance sheet data as of December 31, 2001 and 2000 are unaudited, have been derived from our internal records, have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, present fairly our consolidated financial position as of such dates and our consolidated results of operations for such periods. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings (loss) per share.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$208,893	$171,596	$132,124	$94,652	$65,601
Enrollment fees	19,608	19,198	17,204	12,443	8,385
In-center revenue (1)	71,583	55,633	39,630	26,332	19,088

Total center revenue	300,084	246,427	188,958	133,427	93,074
Other revenue	11,949	10,515	6,208	3,240	1,403

Total revenue	312,033	256,942	195,166	136,667	94,477
Operating expenses
Sports, fitness and family recreation center operations	164,764	131,825	102,343	74,025	51,106
Advertising and marketing	12,196	11,045	11,722	6,350	6,136
General and administrative	21,596	18,554	14,981	12,305	9,996
Other operating	18,256	16,273	10,358	4,458	3,337
Depreciation and amortization	29,655	25,264	20,801	17,280	10,291
Impairment charge (2)	—	—	6,952	—	—

Total operating expenses	246,467	202,961	167,157	114,418	80,866
Income from operations	65,566	53,981	28,009	22,249	13,611
Interest expense, net	(17,573)	(19,132)	(14,950)	(12,035)	(7,861)
Loss from extinguishment of debt (3)	—	—	—	(2,911)	—
Equity in earnings (loss) of affiliate (4)	1,034	762	333	(301)	(347)

Income before income taxes	49,027	35,611	13,392	7,002	5,403
Provision for income taxes	20,119	15,006	5,971	3,019	1,681

Net income	28,908	20,605	7,421	3,983	3,722
Accretion of redeemable preferred stock	3,570	6,987	7,085	6,447	3,490

Net income (loss) applicable to common shareholders	$25,338	$13,618	$336	$(2,464)	$232

Basic earnings (loss) per share	$1.02	$0.85	$0.02	$(0.20)	$0.02
Weighted average number of common and common equivalent shares outstanding — basic	24,727	16,072	15,054	12,360	10,602
Diluted earnings (loss) per share	$0.87	$0.72	$0.02	$(0.20)	$0.02
Weighted average number of common and common equivalent shares outstanding — diluted (5)	33,125	28,612	16,430	12,360	12,251

Balance Sheet Data (end of period):
Cash and cash equivalents	$10,211	$18,446	$8,860	$2,208	$5,192
Working capital	(71,952)	(15,340)	(29,819)	(30,242)	(25,057)
Total assets	572,087	453,346	419,024	346,815	264,516
Total debt	209,244	233,232	231,320	176,727	128,710
Total redeemable preferred stock	—	106,165	99,179	96,973	75,719
Total shareholders’ equity	250,634	32,792	18,547	13,014	10,826

Cash Flow Data:
Net cash provided by operating activities	$80,431	$52,576	$43,558	$32,609	$16,350
Net cash used in investing activities	(146,080)	(24,476)	(31,350)	(63,928)	(56,875)
Net cash provided by (used in) financing activities	57,414	(18,514)	(5,556)	28,245	44,964

Other Data:
Comparable center revenue growth (6)	9.7%	13.2%	22.3%	12.4%	16.1%
Average revenue per membership (7)	$1,119	$1,089	$989	$878	$794
Average in-center revenue per membership (8)	267	242	207	173	163
EBITDA (9)	96,255	80,007	49,143	36,317	23,555
EBITDA margin (10)	30.8%	31.1%	25.2%	26.6%	24.9%
Capital expenditures (11)	$156,819	$81,846	$87,432	$94,923	$105,763

Operating Data (12):
Centers open at end of period	39	33	29	24	18
Number of memberships at end of period	299,538	249,192	215,387	173,875	133,480

(1)	In-center revenue includes revenue generated at our centers from fees for personal training, group fitness training and other member activities, sales of products offered at our LifeCafe, sales of products and services offered at our LifeSpa, tennis and renting space in certain of our centers.

(2)	For the year ended December 31, 2002, we recorded an asset impairment charge of $7.0 million related to our only executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we operate separately in the same building. The center is one of only two of our centers that are located in urban areas. This executive facility and restaurant differ significantly from our standard model and the initial cash flow results have not been as high as projected. Additionally, this facility and restaurant are located in a more costly geographic area of downtown Minneapolis. The charge represents the difference between the fair value of the assets as determined by discounted estimated future cash flows and the carrying amount of the assets.

(3)	A loss on the extinguishment of debt of $2.9 million was recorded for the year ended December 31, 2001. The charge consisted of early extinguishment fees and the write-off of loan costs related to the original debt in connection with the refinancing of 10 of our centers.

(4)	In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C., referred to as Bloomingdale LLC, with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Each member made an initial capital contribution of $2.0 million and owns a one-third interest in Bloomingdale LLC. The center commenced operations in February 2001. The terms of the relationship among the members are governed by an operating agreement. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

(5)	The diluted weighted average number of common shares outstanding is the weighted average number of common shares plus the weighted average conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed weighted average exercise of dilutive stock options using the treasury stock method, and unvested restricted stock awards using the treasury stock method. For the year ended December 31, 2002, only the shares issuable upon the exercise of stock options were dilutive. For the year ended December 31, 2003, the shares issuable upon the exercise of stock options and the conversion of redeemable preferred stock were dilutive. For the year ended December 21, 2004, the shares issuable upon the exercise of stock options, the conversion of redeemable preferred stock and the vesting of all restricted stock awards were dilutive. The number of shares excluded from the computation of diluted earnings per share was 0, 0 and 11,323,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table summarizes the weighted average common shares for basic and diluted earnings per share computations:

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Weighted average number of common shares outstanding — basic	24,727	16,072	15,054	12,360	10,602
Effect of dilutive stock options	1,943	1,522	1,376	—	—
Effect of dilutive restricted stock awards	2	—	—	—	—
Effect of dilutive redeemable preferred shares outstanding	6,453	11,018	—	—	—

Weighted average number of common shares outstanding – diluted	33,125	28,612	16,430	12,360	10,602

(6)	Membership dues, enrollment fees and in-center revenue for a center are included in comparable center revenue growth beginning on the first day of the thirteenth full calendar month of the center’s operation.

(7)	Average revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(8)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(9)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA:

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Net income	$28,908	$20,605	$7,421	$3,983	$3,722
Interest expense, net	17,573	19,132	14,950	12,035	7,861
Provision for income taxes	20,119	15,006	5,971	3,019	1,681
Depreciation and amortization	29,655	25,264	20,801	17,280	10,291

EBITDA	$96,255	$80,007	$49,143	$36,317	$23,555

(10)	EBITDA margin is the ratio of EBITDA to total revenue.

(11)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment and property and equipment purchases financed through notes payable and capital lease obligations.

(12)	The operating data being presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 27 of this report.

Overview

We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of March 10, 2005, we operated 40 centers primarily in suburban locations across eight states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.

We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue increases may be lower in future periods than in the past. Of the six new centers we plan to open in 2005, we expect that four will be in existing markets. We do not expect that operating costs of our planned new centers will be higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers to affect our center operating margins at these new centers. Our categories of new centers and comparable centers do not include the center owned by Bloomingdale LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

We measure performance using such key operating statistics as average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include growth of center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates.

We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which is 36 months. Second, we generate revenue, which we refer to as in-center revenue, at our centers from fees for personal training, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, including our media, nutritional products and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes our restaurant located in the building where we operate a center designed as an urban executive facility in downtown Minneapolis, Minnesota.

Sports, fitness and family recreation center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our media, nutritional product and athletic event businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement and member relations, as well as our real estate and development team and other members of senior management. Our other operating expenses include the costs associated with our media, nutritional products and athletic events businesses, our restaurant and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in pre-sale activities.

Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center total, on average, approximately $22.5 million, which could vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included. The current average cost decreased slightly during 2004 as a result of efficiencies gained in the Texas markets, including lower land costs and construction costs. We perform maintenance and make improvements on our centers and equipment every year. We conduct a more thorough remodeling project at each center approximately every five years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors in determining fair value of option grants, tax provisions and provisions for uncollectible receivables. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the weighted average expected life of center memberships. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results. We have identified below the following accounting policies that we consider to be critical.

Revenue recognition. We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 30 days. Enrollment fees and related direct expenses, primarily commissions, are deferred and recognized on a straight-line basis over an estimated membership period of 36 months, which is based on historical membership experience. In addition, monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.

We provide services at each of our centers, including personal training, LifeSpa, LifeCafe and other member services. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related direct expenses, primarily commissions, are deferred and recognized when services are performed. Other revenue, which includes revenue generated from our nutritional products, media, athletic events and restaurant, is recognized when realized and earned. For nutritional products, revenue is recognized net of sales returns and allowances. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. In certain instances in our media and athletic events businesses, we recognize revenue on barter transactions. We recognize barter revenue equal to the lesser of the value of the advertising or promotion given up or the value of the asset received. Restaurant revenue is recognized at the point of sale to the customer.

Pre-opening operations. We generally operate a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs (primarily sales commissions) incurred during the period prior to a center opening are deferred and amortization begins when the center opens; however, the related advertising, office and rent expenses incurred during this period are expensed as incurred.

Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or the separate restaurant. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or the separate restaurant, compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value.

Results of Operations

The following table sets forth our statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended
	December 31,
	2004	2003	2002
Revenue
Center revenue Membership dues	66.9%	66.8%	67.7%
Enrollment fees	6.4	7.4	8.8
In-center revenue	22.9	21.7	20.3

Total center revenue	96.2	95.9	96.8
Other revenue	3.8	4.1	3.2

Total revenue	100.0	100.0	100.0
Operating expenses
Sports, fitness and family recreation center operations	52.8	51.3	52.4
Advertising and marketing	3.9	4.3	6.0
General and administrative	6.9	7.2	7.7
Other operating	5.9	6.4	5.2
Depreciation and amortization	9.5	9.8	10.7
Impairment charge	—	—	3.6

Total operating expenses	79.0	79.0	85.6
Income from operations	21.0	21.0	14.4
Interest expense, net	5.6	7.4	7.7
Equity in earnings of affiliate	0.3	0.3	0.2

Total other income	5.3	7.1	7.5
Income before income taxes	15.7	13.9	6.9
Provision for income taxes	6.4	5.9	3.1

Net income	9.3%	8.0%	3.8%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total revenue. Total revenue increased $55.1 million, or 21.4%, to $312.0 million for the year ended December 31, 2004 from $256.9 million for the year ended December 31, 2003.

Total center revenue grew $53.7 million, or 21.8%, to $300.1 million from $246.4 million, driven by a 9.7% increase in comparable center revenue, opening of six new centers in 2004 and the full-year contribution of four centers opened in 2003. Of the $53.7 million increase in total center revenue,

•	69.5% was from membership dues, which increased $37.3 million.

•	29.8% was from in-center revenue, which increased $16.0 million primarily as a result of our members’ increased use of personal training services and our LifeCafes and LifeSpas. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $242 to $267 for the year ended December 31, 2004.

•	0.7% was from enrollment fees, which increased $0.4 million. Enrollment fee revenue associated with new members at open centers was offset by a decreasing amount of recognized deferred enrollment fees as a result of our opening six new centers in 2001, five new centers in 2002 and four new centers in 2003.

Other revenue grew $1.4 million, or 13.6%, to $11.9 million from $10.5 million, which was primarily due to increased advertising sales in our media business.

Sports, fitness and family recreation center operations expenses. Sports, fitness and family recreation center operations expenses were $164.8 million, or 54.9% of total center revenue (or 52.8% of total revenue), for the year ended December 31, 2004 compared to $131.8 million, or 53.5% of total center revenue (or 51.3% of total revenue), for the year ended December 31, 2003. This $32.9 million increase primarily consisted of an increase of $22.0 million in payroll-related costs to support increased memberships at new and existing centers and increased sales of in-center products and services. Additionally, occupancy costs increased $7.2 million, including $4.8 million in expenses related to a sale-leaseback transaction with respect to two of our current model centers that was entered into on September 30, 2003. As a percent of total center revenue, these expenses increased due to higher presale expenses from opening six centers in 2004 compared to four centers in 2003, as well as the increase in occupancy costs related to the sale-leaseback transaction.

Advertising and marketing expenses. Advertising and marketing expenses were $12.2 million, or 3.9% of total revenue, for the year ended December 31, 2004 compared to $11.0 million, or 4.3% of total revenue, for the year ended December 31, 2003. The $1.2 million increase was primarily due to a national advertising campaign for our nutritional products, including a major U.S. magazine advertising placement, and as a result of the simultaneous pre-opening sales and marketing campaigns for the six centers that opened in 2004 compared to four centers that opened in 2003. As a percentage of total revenue, these expenses decreased due to more cost-effective marketing campaigns at our centers and efficiencies due to multiple openings in our Texas markets during 2004.

General and administrative expenses. General and administrative expenses were $21.6 million, or 6.9% of total revenue, for the year ended December 31, 2004 compared to $18.6 million, or 7.2% of total revenue, for the year ended December 31, 2003. This $3.0 million increase was primarily due to increased costs to support the growth in membership and the center base during 2004 and costs associated with being a public company. As a percentage of total revenue, general and administrative expenses decreased primarily due to economies of scale achieved in shared service functions, including member relations, information technology and procurement, as our membership and center base expanded.

Other operating expenses. Other operating expenses were $18.3 million for the year ended December 31, 2004 compared to $16.3 million for the year ended December 31, 2003. This $2.0 million increase was primarily due to branding initiatives related to our media, nutritional product and athletic event businesses.

Depreciation and amortization. Depreciation and amortization was $29.7 million for the year ended December 31, 2004 compared to $25.3 million for the year ended December 31, 2003. This $4.4 million increase was due to the opening of six centers during the year, as well as the full-year effect of depreciation for those centers opened in 2003.

Interest expense, net. Interest expense, net of interest income, was $17.6 million for the year ended December 31, 2004 compared to $19.1 million for the year ended December 31, 2003. This $1.5 million decrease was primarily the result of a sale-leaseback transaction which reduced our average debt balances, interest income generated from the proceeds of our initial public offering, and our increased cash flows from operating activities allowing us to limit our borrowing during 2004.

Provision for income taxes. The provision for income taxes was $20.1 million for the year ended December 31, 2004 compared to $15.0 million for the year ended December 31, 2003. This $5.1 million increase was due to an increase in income before income taxes of $13.4 million, partially offset by a decrease in the effective tax rate to 41.0% for the year ended December 31, 2004 compared to 42.1% for the year ended December 31, 2003.

Net income. As a result of the factors described above, net income was $28.9 million, or 9.3% of total revenue, for the year ended December 31, 2004 compared to $20.6 million, or 8.0% of total revenue, for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenue. Total revenue increased $61.8 million, or 31.7%, to $256.9 million for the year ended December 31, 2003 from $195.2 million for the year ended December 31, 2002.

Total center revenue grew $57.5 million, or 30.4%, to $246.4 million from $189.0 million, driven by a 13.2% increase in comparable center revenue and the opening of four new centers in 2003 and the full-year contribution of centers opened in 2002. Of the $57.5 million increase in total center revenue,

•	68.7% was from membership dues, which increased $39.5 million.

•	3.5% was from enrollment fees, which increased $2.0 million as a result of membership growth in existing centers and the opening of the four new centers. Total net memberships grew by approximately 33,800 during the year.

•	27.8% was from in-center revenue, which increased $16.0 million primarily as a result of our members’ increased use of personal training services and our LifeCafes and LifeSpas. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $207 to $242 for the year ended December 31, 2003.

Other revenue grew $4.3 million, or 69.4%, to $10.5 million from $6.2 million, which was primarily due to the increased sales of our nutritional products.

Sports, fitness and family recreation center operations expenses. Sports, fitness and family recreation center operations expenses were $131.8 million, or 53.5% of total center revenue (or 51.3% of total revenue), for the year ended December 31, 2003 compared to $102.3 million, or 54.2% of total center revenue (or 52.4% of total revenue), for the year ended December 31, 2002. This $29.5 million increase primarily consisted of an increase of $15.8 million in payroll-related costs and an increase of $6.0 million in utilities and occupancy costs, both to support increased memberships at new and existing centers and increased sales of in-center products and services. As a percentage of total revenue, these expenses decreased primarily due to the leveraging of payroll, utilities and occupancy costs over a growing membership base and an expanded number of centers.

Advertising and marketing expenses. Advertising and marketing expenses were $11.0 million, or 4.3% of total revenue, for the year ended December 31, 2003 compared to $11.7 million, or 6.0% of total revenue, for the year ended December 31, 2002. As a percentage of total revenue and in aggregate dollars, these expenses decreased primarily due to lower advertising expenditures at existing centers and the opening of fewer centers during 2003.

General and administrative expenses. General and administrative expenses were $18.6 million, or 7.2% of total revenue, for the year ended December 31, 2003 compared to $15.0 million, or 7.7% of total revenue, for the year ended December 31, 2002. This $3.6 million increase was primarily due to increased payroll expenses to support the growth in membership and the center base during 2003. As a percentage of total revenue, general and administrative expenses decreased primarily due to economies of scale achieved in shared service functions, including member relations, accounting and procurement, as our membership and center base expanded.

Other operating expenses. Other operating expenses were $16.3 million for the year ended December 31, 2003 compared to $10.4 million for the year ended December 31, 2002. This $5.9 million increase was primarily due to branding initiatives related to our media, nutritional product and athletic event businesses, as well as a $0.5 million increase in losses recognized on the disposal of assets from updating and refurbishing certain centers.

Depreciation and amortization. Depreciation and amortization was $25.3 million for the year ended December 31, 2003 compared to $20.8 million for the year ended December 31, 2002. This $4.5 million increase was due to the opening of four centers during the year, as well as the full-year effect of depreciation for those centers opened in 2002.

Interest expense, net. Interest expense, net of interest income, was $19.1 million for the year ended December 31, 2003 compared to $15.0 million for the year ended December 31, 2002. This $4.2 million increase was primarily due to the increase in outstanding debt related to the five centers that opened during 2002 and the opening of four additional centers in 2003.

Provision for income taxes. The provision for income taxes was $15.0 million for the year ended December 31, 2003 compared to $6.0 million for the year ended December 31, 2002. This $9.0 million increase was due to an increase in income before income taxes of $22.2 million, partially offset by a decrease in the effective tax rate to 42.1% for the year ended December 31, 2003 compared to 44.6% for the year ended December 31, 2002.

Net income. As a result of the factors described above, net income was $20.6 million, or 8.0% of total revenue, for the year ended December 31, 2003 compared to $7.4 million, or 3.8% of total revenue, for the year ended December 31, 2002.

Interest in an Unconsolidated Affiliated Entity

In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C., referred to as Bloomingdale LLC, with two unrelated organizations for the purpose of constructing, owning and operating a sports and athletic, professional fitness, family recreation and resort/spa center in Bloomingdale, Illinois. The terms of the relationship among the members are governed by an operating agreement, referred to as the Operating Agreement, which expires on the earlier of December 1, 2039 or the liquidation of Bloomingdale LLC. On December 1, 1999, Bloomingdale LLC entered into a management agreement with us, pursuant to which we agreed to manage the day-to-day operations of the center, subject to the overall supervision by the Management Committee of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of the joint venture require the approval of a majority of the members. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements. Additional details related to our interest in Bloomingdale LLC are provided in Note 3 to our consolidated financial statements.

Non-GAAP Financial Measures

We use the terms “EBITDA” and “EBITDA margin.” EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP.

We use EBITDA and EBITDA margin as measures of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain compliance with debt covenants, to service debt or to pay taxes.

We believe EBITDA is useful to an investor in evaluating our operating performance and liquidity because:

•	it is a widely accepted financial indicator of a company’s ability to service its debt and we are required to comply with certain covenants and borrowing limitations that are based on variations of EBITDA in certain of our financing documents;

•	it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired; and

•	it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing from our operating results the impact of our capital structure, primarily interest expense from our outstanding debt, and asset base, primarily depreciation and amortization of our properties.

Our management uses EBITDA:

•	as a measurement of operating performance because it assists us in comparing our performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense from our outstanding debt, and our asset base, which includes depreciation and amortization of our properties;

•	in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management; and

•	as the basis for incentive bonuses paid to selected members of senior and center-level management.

We have provided reconciliations of EBITDA to net income in footnote 9 under “Item 6. Selected Financial Data.”

Seasonality of Business

Seasonal trends have a limited effect on our overall business. Generally, we have experienced greater membership growth at the beginning of the year and we have not experienced an increased rate of membership attrition during any particular season of the year. During the summer months, we have experienced a slight increase in operating expenses due to our outdoor aquatics operations.

Liquidity and Capital Resources

Liquidity

Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash from operations. Principal liquidity needs have included the development of new sports, fitness and family recreation centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.

Operating Activities

As of December 31, 2004, we had total cash and cash equivalents of $10.2 million and $12.1 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $16.7 million available under the terms of our revolving credit facility and $75.0 million available under our construction facility as of December 31, 2004.

Net cash provided by operating activities was $80.4 million for 2004 compared to $52.6 million for 2003. The increase of $27.8 million was primarily due to a $16.3 million increase in net income adjusted for non-cash charges and in cash provided by net operating assets and liabilities in 2004 compared to 2003. The cash provided by net operating assets and liabilities was a result of an increased number of centers and memberships and included increases in deferred revenues and accrued expenses.

Net cash provided by operating activities was $52.6 million for 2003 compared to $43.6 million for 2002. The increase of $9.0 million was primarily due to a $20.9 million increase in net income adjusted for non-cash charges, which was offset by an increase in cash used for net operating assets and liabilities in 2003 compared to 2002. The cash used for net operating assets and liabilities was primarily due to increases in prepaid insurance expenses, lease deposits and income taxes receivable.

Investing Activities

Investing activities consist primarily of purchasing real property, constructing new sports, fitness and family recreation centers and purchasing new fitness equipment. In addition, we make capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment has averaged approximately $22.5 million, which includes the purchase of land, the building and approximately $2.5 million of exercise equipment, furniture and fixtures.

Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash purchases of property and equipment	$156,674	$41,315	$27,508
Non-cash property and equipment purchases financed through notes payable	—	28,668	47,224
Non-cash property and equipment purchases financed through capital lease obligations	145	11,863	12,700

Total capital expenditures	$156,819	$81,846	$87,432

The following schedule reflects capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Capital expenditures for new construction	$138,958	$69,068	$81,304
Capital expenditures for maintenance and updating existing centers and corporate infrastructure	17,861	12,778	6,128

Total capital expenditures	$156,819	$81,846	$87,432

At December 31, 2004, we had purchased the real property for the six new current model centers that we plan to open in 2005 and one of the new current model centers that we plan to open in 2006, and we had entered into agreements to purchase real property for the development of four of the new centers that we plan to open in 2006.

We expect our capital expenditures to be approximately $180 to $185 million in 2005, of which we expect approximately $18 to $20 million to be for the maintenance of existing centers and corporate infrastructure.

In September 2003, we entered into a sale-leaseback transaction with respect to two of our current model centers. Pursuant to the terms of this transaction, we sold the centers for $42.9 million and simultaneously entered into an operating lease of the centers for a period of 20 years.

Financing Activities

We have several secured credit facilities. We have a $55.0 million revolving credit facility led by Antares Capital Corporation that expires on June 30, 2005. Availability under this facility is determined based upon a multiple of a variation of EBITDA as defined in the credit agreement. Additionally, we are restricted in our borrowings and in general under the revolving credit facility by certain financial covenants, including capital expenditure levels and maintaining leverage ratios, fixed charge and interest coverage ratios and a loan to value ratio. Our 2004 maintenance capital expenditures were limited, as of December 31, 2004, to $20.0 million. As of December 31, 2004, we were required to maintain a senior leverage ratio not in excess of 2.75 to 1.00, a total leverage ratio not in excess of 4.5 to 1.0, a fixed charge coverage ratio of at least 1.15 to 1.00, an interest coverage ratio of at least 3.0 to 1.0, an adjusted total leverage ratio not in excess of 4.0 to 1.0 and a loan to value ratio not in excess of 0.5 to 1.0. The revolving credit facility also contains covenants that, among other things, restrict our ability to incur certain additional debt, pay dividends, create certain liens and engage in certain transactions. We are in compliance in all material respects with our covenants and we do not expect the limits on our borrowing ability to prevent us from obtaining the funds we need under the revolving credit facility. As security for our obligations under the revolving credit facility, we have granted a security interest in all of our personal property. Interest accrues at the rate of either the prime rate plus 2.5% or LIBOR plus 4.0%, as we elect from time to time. As of December 31, 2004, we had $30.3 million outstanding, $8.0 million in committed letters of credit and $16.7 million available for additional borrowings under this facility.

We also have a $75.0 million construction credit facility led by U.S. Bank, National Association. Pursuant to the terms of the construction credit facility, the lending group has committed to make up to seven individual loans, the purpose of which is to fund the construction costs related to completing the construction of certain centers. The current commitment to lend expires on January 1, 2006. Borrowings under this facility are limited to the lesser of 55.0% of the total land and construction cost, or 75.0% of the appraised value, of the specific centers currently under construction and are due and payable no later than three years from the closing date of each individual loan. As security for the obligations owing under the construction credit facility, we have granted mortgages on each of the specific centers that are financed by means of the construction credit facility. Funds are available only after we have first contributed our portion, which is approximately 45.0%, of the total project cost to the construction of the specific project and then only for reimbursement of project construction costs actually incurred. Interest accrues at a rate of prime plus 0.5%. At December 31, 2004, we had no amounts outstanding under this facility.

We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The remaining obligations under these notes are due in full in June 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if Mr. Akradi ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of December 31, 2004, $132.0 million remained outstanding on the notes.

We have financed our centers in Champlin and Savage, Minnesota separately. These obligations bear interest at a fixed rate of 6.0% and are being amortized over a 15-year period. The obligation related to our Champlin center is due in full in January 2007 and the obligation for our Savage center is due in full in August 2007. As security for the obligations, we have granted mortgages on these two centers. At December 31, 2004, $5.3 million was outstanding with respect to these obligations.

We have financed our center in Plymouth, Minnesota. This obligation bears interest at a variable rate of 0.5% plus the prime rate and is being amortized over a 15-year period. We are restricted under this obligation by a requirement that we maintain a total leverage ratio not in excess of 4.5 to 1.0 and a fixed charge coverage ratio not in excess of 1.15 to 1.0. The loan documents also contain covenants that, among other things, restrict our ability to pay dividends and engage in certain transactions. We are in compliance with our covenants in all material respects. As security for the obligation, we have granted a mortgage on this center. The obligation for our Plymouth center is due in full in February 2007. As of December 31, 2004, a total of $3.3 million was outstanding with respect to this obligation.

In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At March 31, 2004, the present value of the future minimum lease payments due under the lease amounted to $6.9 million.

We have financed our purchase of most of our equipment through capital lease agreements with an agent and lender, on behalf of itself and other lenders. The terms of such leases are typically 60 months and our interest rates range from 7.1% to 12.8%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2004, $25.9 million was outstanding under these leases.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2004:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Long-term debt obligations	$176,406	$35,949	$19,367	$15,104	$105,986
Interest	117,586	15,141	23,934	20,177	58,334
Operating lease obligations	149,407	8,570	17,056	15,618	108,163
Capital lease obligations	32,838	11,528	13,494	1,530	6,286
Purchase obligations (1)	68,651	66,579	2,049	23	—

Total contractual obligations	$544,888	$137,767	$75,900	$52,452	$278,769

(1)	Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of six of our centers in 2005 and contracts for the purchase of land.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In December 2003, the FASB revised FIN 46 to exclude from its scope certain entities which meet the definition of a business under Emerging Issues Task Force No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. FIN 46, as revised, shall be applied no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46, as revised, did not have an impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use. See Note 7 of “Item 8. Financial Statements and Supplementary Data,” for further information on our stock-based compensation plans.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three-year period ended December 31, 2004. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Factors That May Affect Future Results

If we are unable to identify and acquire suitable sites for new sports and athletic, professional fitness, family recreation and resort/spa centers, our revenue growth rate and profits may be negatively impacted.

     To successfully expand our business, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face significant competition from other health and fitness center operators for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we are unable to identify and acquire sites for new centers, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new center. For example, in 2002 we recorded an asset impairment charge of $7.0 million related to our executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we separately operate in the same building.

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

Delays in new center openings could have a material adverse affect on our financial performance.

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

     Over the past several years, we have experienced significant growth in our business activities and operations, including an increase in the number of our centers. Our past expansion has placed, and any future expansion will place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations functions. These processes are time-consuming and expensive, will increase management responsibilities and will divert management attention.

The opening of new centers in existing locations may negatively impact our same-center revenue increases and our operating margins.

     We currently operate centers in eight states. During 2005, we plan to open six additional centers, one of which opened on March 4, 2005. Three of the remaining five openings in 2005 are in existing markets. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.

     Another result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers to affect our center operating margins at these new centers. We also expect certain operating costs, particularly those related to occupancy, to be higher than in the past in some newly-entered geographic regions. As a result of the impact of these rising costs, our total center contribution and operating margins may be lower in future periods than they have been in the past.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

     As of December 31, 2004, we had total consolidated indebtedness of $209.2 million, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers and obligations under capital leases.

     Our level of indebtedness could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for capital expenditures, working capital, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	we will need a substantial portion of our cash flow to pay the principal of, and interest on, our indebtedness, including indebtedness that we may incur in the future;

•	payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	a substantial decrease in our cash flows from operations could make it difficult for us to meet our debt service requirements and force us to modify our operations;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our debt level may make us more vulnerable and less flexible than our competitors to a downturn in our business or the economy in general; and

•	some of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations.

     In addition to the amount of indebtedness outstanding as of December 31, 2004, we have access to an additional $91.7 million under our credit facilities. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.

Because of the capital-intensive nature of our business, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our operating results could be adversely affected.

     Our business requires significant levels of capital to finance the development of additional sites for new centers and the construction of our centers. If cash from available sources is insufficient, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures. Any inability to raise additional capital when required could have an adverse effect on our business plans and operating results.

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

     We currently operate multiple centers in several metropolitan areas, including 14 in the Minneapolis/ St. Paul market, seven in the Chicago market, six in the Detroit market, and five in the Dallas market, with continued planned expansion in other markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

We could be subject to claims related to health or safety risks at our centers.

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

We have introduced other business initiatives that may not become profitable.

     In addition to our sports and athletic, professional fitness, family recreation and resort/spa centers, we have introduced other business initiatives in the areas of nutritional products, media and athletic events in order to capitalize on our brand identity and membership base. We have limited experience with these other initiatives and face significant competition against established companies with more retail experience and greater financial resources than us. We may not be able to compete effectively against these established companies, and these other business initiatives may not become profitable. In addition, we license from a third party the right to use the mark “LIFE TIME” in connection with our nutritional products, as well as the right to use certain ingredients of such products. These rights may be material to marketing and distributing our nutritional products. If these licenses are terminated for any reason, we may no longer be able to market and distribute nutritional products under the LIFE TIME FITNESS brand.

We could be subject to claims related to our nutritional products.

     The nutritional products industry is currently the source of proposed federal laws and regulations, as well as numerous lawsuits. We advertise and offer for sale proprietary nutritional products within our centers and through our website. We cannot assure you that there will be no claims against us regarding the ingredients in, manufacture of or results of using our nutritional products. Furthermore, we cannot assure you that any rights we have under indemnification provisions or insurance policies will be sufficient to cover any losses that might result from such claims.

If it becomes necessary to protect or defend our intellectual property rights or if we infringe on the intellectual property rights of others, we may be required to pay royalties or fees or become involved in costly litigation.

     We may have disputes with third parties to enforce our intellectual property rights, protect our trademarks, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of infringement, invalidity or unenforceability. Such disputes may require us to engage in litigation. We may incur substantial costs and a diversion of resources as a result of such disputes and litigation, even if we win. In the event that we do not win, we may have to enter into royalty or licensing agreements, we may be prevented from using the marks within certain markets in connection with goods and services that are material to our business or we may be unable to prevent a third party from using our marks. We cannot assure you that we would be able to reach an agreement on reasonable terms, if at all. In particular, although we own an incontestable federal trademark registration for use of the LIFE TIME FITNESS® mark in the field of health and fitness centers, we are aware of entities in certain locations around the country that use LIFE TIME FITNESS or a similar mark in connection with goods and services related to health and fitness. The rights of these entities in such marks may predate our rights. Accordingly, if we open any centers in the areas in which these parties operate, we may be required to pay royalties or may be prevented from using the mark in such areas.

Our business could be affected by acts of war or terrorism.

     Current world tensions could escalate, potentially leading to war or acts of terrorism. This could have unpredictable consequences on the world economy and on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that we have any significant risk related to interest rate fluctuations since we have primarily fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2004, our floating rate indebtedness was approximately $37.3 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2004, our interest costs would have increased by approximately $0.3 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2004, our interest income from cash equivalents would have increased by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2004 .

Item 8. Financial Statements and Supplementary Data.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,211	$18,446
Accounts receivable, net	1,187	1,217
Inventories	4,971	4,654
Prepaid expenses and other current assets	7,275	6,977
Deferred membership origination costs	8,271	7,363
Deferred tax asset	1,597	5,368
Income tax receivable	4,579	2,547

Total current assets	38,091	46,572
PROPERTY AND EQUIPMENT, net	503,690	379,193
RESTRICTED CASH	12,092	10,972
DEFERRED MEMBERSHIP ORIGINATION COSTS	7,061	5,942
OTHER ASSETS	11,153	10,667

TOTAL ASSETS	$572,087	$453,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$47,477	$18,278
Accounts payable	5,762	6,171
Construction accounts payable	17,633	6,522
Accrued expenses	19,152	13,105
Deferred revenue	20,019	17,836

Total current liabilities	110,043	61,912
LONG-TERM DEBT, net of current portion	161,767	214,954
DEFERRED RENT LIABILITY	3,678	2,660
DEFERRED INCOME TAXES	33,701	23,196
DEFERRED REVENUE	12,264	11,667

Total liabilities	321,453	314,389

COMMITMENTS AND CONTINGENCIES (Note 9)
REDEEMABLE PREFERRED STOCK:
Series B redeemable preferred stock, $.02 par value; 0 and 1,000,000 shares authorized, issued and outstanding each period	—	27,003
Series C redeemable preferred stock, $.02 par value; 0 and 4,500,000 shares authorized, issued and outstanding each period	—	56,029
Series D redeemable preferred stock, $.02 par value; 0 and 2,000,000 shares authorized, 0 and 1,946,250 shares issued and outstanding each period	—	23,133

Total redeemable preferred stock	—	106,165

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 and 2,500,000 shares authorized; none issued or outstanding
Common stock, $.02 par value, 50,000,000 shares authorized; 33,791,610 and 16,146,607 shares issued and outstanding, respectively	676	323
Additional paid-in capital	209,931	17,714
Deferred compensation	(66)	—
Retained earnings	40,093	14,755

Total shareholders’ equity	250,634	32,792

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$572,087	$453,346

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2004	2003	2002
	(In thousands, except per share data)
REVENUE:
Membership dues	$208,893	$171,596	$132,124
Enrollment fees	19,608	19,198	17,204
In-center revenue	71,583	55,633	39,630

Total center revenue	300,084	246,427	188,958
Other revenue	11,949	10,515	6,208

Total revenue	312,033	256,942	195,166
OPERATING EXPENSES:
Sports, fitness and family recreation center operations	164,764	131,825	102,343
Advertising and marketing	12,196	11,045	11,722
General and administrative	21,596	18,554	14,981
Other operating	18,256	16,273	10,358
Depreciation and amortization	29,655	25,264	20,801
Impairment charge	—	—	6,952

Total operating expenses	246,467	202,961	167,157

Income from operations	65,566	53,981	28,009
OTHER INCOME (EXPENSE):
Interest expense, net	(17,573)	(19,132)	(14,950)
Equity in earnings of affiliate	1,034	762	333

Total other income (expense)	(16,539)	(18,370)	(14,617)

INCOME BEFORE INCOME TAXES	49,027	35,611	13,392
PROVISION FOR INCOME TAXES	20,119	15,006	5,971

NET INCOME	28,908	20,605	7,421
ACCRETION ON REDEEMABLE PREFERRED STOCK	3,570	6,987	7,085

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$25,338	$13,618	$336

BASIC EARNINGS PER COMMON SHARE	$1.02	$0.85	$0.02

DILUTED EARNINGS PER COMMON SHARE	$0.87	$0.72	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	24,727	16,072	15,054

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- DILUTED	33,125	28,612	16,430

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Deferred	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total
	(In thousands, except share data)
BALANCE — December 31, 2001	13,262,491	$265	$11,948	$—	$801	$13,014
Common stock issued upon exercise of stock options	151,380	3	319	—	—	322
Common stock issued in connection with Series A redeemable preferred stock conversion	2,539,986	51	4,824	—	—	4,875
Accretion on redeemable preferred stock	—	—	—	—	(7,085)	(7,085)
Net income	—	—	—	—	7,421	7,421

BALANCE — December 31, 2002	15,953,857	319	17,091	—	1,137	18,547
Common stock issued upon exercise of stock options	192,750	4	407	—	—	411
Tax benefit upon exercise of stock options	—	—	216	—	—	216
Accretion on redeemable preferred stock	—	—	—	—	(6,987)	(6,987)
Net income	—	—	—	—	20,605	20,605

BALANCE — December 31, 2003	16,146,607	323	17,714	—	14,755	32,792
Common stock issued upon initial public offering	4,774,941	95	80,303	—	—	80,398
Tax benefit from expenses incurred upon initial public offering	—	—	88	—	—	88
Conversion of redeemable preferred stock to common stock upon initial public offering	12,629,233	253	109,482	—	—	109,735
Common stock issued upon exercise of stock options	233,801	5	1,056	—	—	1,061
Grant of restricted stock	7,028	—	142	(142)	—	—
Compensation related to stock options and restricted stock	—	—	277	76	—	353
Tax benefit upon exercise of stock options	—	—	869	—	—	869
Accretion on redeemable preferred stock	—	—	—	—	(3,570)	(3,570)
Net income	—	—	—	—	28,908	28,908

BALANCE — December 31, 2004	33,791,610	$676	$209,931	$(66)	$40,093	$250,634

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,908	$20,605	$7,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,655	25,264	20,801
Deferred income taxes	14,276	9,722	819
Impairment charge	—	—	6,952
Loss on disposal of property, net	543	745	162
Amortization of deferred financing costs	1,035	1,053	529
Tax benefit from exercise of stock options	869	216	—
Compensation cost related to stock options and restricted stock	353	—	—
Changes in operating assets and liabilities	4,792	(5,029)	6,874

Net cash provided by operating activities	80,431	52,576	43,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(156,674)	(41,315)	(27,508)
Increase (decrease) in construction accounts payable	11,112	(2,834)	(1,632)
Proceeds from sale of property	2,139	23,740	133
Increase in other assets	(1,537)	(2,495)	(859)
Increase in restricted cash	(1,120)	(1,572)	(1,484)

Net cash used in investing activities	(146,080)	(24,476)	(31,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	44,853	1,925	21,919
Repayments on long-term borrowings	(68,986)	(18,119)	(27,249)
Increase in deferred financing costs	—	(2,731)	(548)
Proceeds from initial public offering, net of underwriting discounts and offering costs	80,398	—	—
Proceeds from exercise of stock options	1,061	411	322
Tax benefit from expenses incurred upon initial public offering	88	—	—

Net cash provided by (used in) financing activities	57,414	(18,514)	(5,556)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,235)	9,586	6,652
CASH AND CASH EQUIVALENTS – Beginning of period	18,446	8,860	2,208

CASH AND CASH EQUIVALENTS – End of period	$10,211	$18,446	$8,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $1,443, $1,315 and $1,647, respectively	$17,789	$17,821	$14,201

Cash payments for income taxes	$8,986	$7,107	$3,900

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases financed through notes payable	$—	$28,668	$47,224

Property and equipment purchases financed through capital lease obligations	$145	$11,863	$12,700

Property and equipment debt paid directly from sale proceeds	$—	$22,309	$—

Conversion of redeemable preferred stock to common stock upon initial public offering	$109,735	$—	$—

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Business

     Life Time Fitness, Inc. and the Subsidiaries (collectively, the Company) are primarily engaged in designing, building and operating sports and athletic, professional fitness, family recreation and resort/spa centers, principally in suburban locations of major metropolitan areas. As of December 31, 2004, the Company operated 39 centers, including 14 in Minnesota, seven each in Illinois and Texas, five in Michigan, two each in Virginia and Arizona, and one each in Ohio and Indiana.

2. Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of Life Time Fitness, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition — The Company receives a one-time enrollment fee at the time a member joins and monthly membership dues for usage from its members. The enrollment fees are nonrefundable after 30 days. Enrollment fees and related direct expenses (primarily commissions) are deferred and recognized on a straight-line basis over an estimated membership period of 36 months, which is based on historical membership experience. In addition, monthly membership dues paid in advance of a center’s opening are deferred until the center opens. The Company offers members month-to-month memberships and recognizes as revenue the monthly membership dues in the month to which they pertain.

     The Company provides services at each of its centers, including personal training, spa, cafe and other member services. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related direct expenses (primarily commissions) are deferred and recognized when services are performed. Other revenue includes revenue generated from the Company’s nutritional products, media, athletic events and a restaurant. For nutritional products, revenue is recognized net of sales returns and allowances. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. In certain instances in our media and athletic events businesses, we recognize revenue on barter transactions. We recognize barter revenue equal to the lesser of the value of the advertising or promotion given up or the value of the asset received. Restaurant revenue is recognized at the point of sale to the customer.

     Pre-Opening Operations - The Company generally operates a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs (primarily sales commissions) incurred during the period prior to a center opening are deferred until the center opens and amortization begins when the center opens; however, the related advertising, office and rent expenses incurred during this period are expensed as incurred.

     Cash and Cash Equivalents - The Company considers all unrestricted cash accounts and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

     Restricted Cash - The Company is required to keep funds on deposit at certain financial institutions related to certain of its credit facilities. The Company’s lender or lenders, as the case may be, may access the restricted cash after the occurrence of an event of default, as defined under their respective credit facilities.

     Accounts Receivable - Accounts receivable is presented net of allowance for doubtful accounts and sales returns and allowances.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     The rollforward of these allowances are as follows:

	December 31,
	2004	2003	2002
Allowance for Doubtful Accounts:
Balance, beginning of period	$541	$446	$28
Provisions	108	202	485
Write-offs against allowance	(214)	(107)	(67)

Balance, end of period	$435	$541	$446

Sales Returns and Allowances:
Balance, beginning of period	$136	$—	$—
Provisions	563	136	—
Write-offs against allowance	(410)	—	—

Balance, end of period	$289	$136	$—

     Inventories - Inventories consisted primarily of nutritional products, operational supplies and uniforms. These inventories are stated at the lower of cost or market value.

     Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consisted primarily of prepaid insurance, other prepaid operating expenses and deposits.

     Property and Equipment - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred.

     Depreciation is computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Property and equipment consist of the following:

		December 31,
	Useful Lives	2004	2003
Land		$89,955	$65,223
Buildings	3-40 years	338,729	262,557
Leasehold improvements	1-20 years	32,692	25,092
Construction in progress		31,904	13,999

		493,280	366,871
Equipment:
Fitness	7 years	42,778	37,125
Computer and telephone	3-5 years	21,538	17,696
Capitalized software	5 years	10,518	8,101
Decor and signage	5 years	4,230	3,222
Audio/visual	3-5 years	5,792	4,937
Furniture and fixtures	7 years	6,149	5,511
Other center equipment	7 years	21,746	14,516

		112,751	91,108

Property and equipment, gross		606,031	457,979
Less accumulated depreciation		102,341	78,786

Property and equipment, net		$503,690	$379,193

     At December 31, 2004, the Company had six centers under construction: two in Texas and one each in Michigan, Minnesota, Illinois and Maryland.

     The Company has developed web-based systems to facilitate member enrollment and management. Costs related to these projects have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

     Other center equipment consists primarily of playground equipment and laundry facilities.

     Impairment of Long-lived Assets - The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company considers a history of consistent and significant operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or the separate restaurant. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or the restaurant, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. For the year ended December 31, 2002, an impairment charge of $6,952 was recorded related to one of the centers designed as an urban executive facility located in downtown Minneapolis, Minnesota and a restaurant the Company operates separately in the same building. The urban executive facility and restaurant differ significantly from the Company’s standard model and initial cash flow results have not been as high as projected. Additionally, these facilities are located in a more costly geographic area of downtown Minneapolis.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Other Assets - The Company records its other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2004	2003
Financing costs	$3,797	$4,833
Investment in unconsolidated affiliate (see Note 3)	1,917	1,553
Pre-development costs	1,358	512
Lease deposits	2,531	2,471
Earnest money deposits	831	534
Other	719	764

	$11,153	$10,667

     Pre-development costs consist of legal, travel, architectural, feasibility and other direct expenditures incurred for certain prospective new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Pre-development costs capitalized in the years ended December 31, 2004 and 2003 were approximately $4,302 and $2,094, respectively. Upon completion of a project, the pre-development costs are classified as property and equipment and depreciated over the useful life of the asset.

     Accrued Expenses - Accrued expenses consist of the following:

	December 31,
	2004	2003
Payroll related	$5,278	$4,308
Real estate taxes	3,600	2,555
Facility operating costs	1,723	1,652
Insurance	1,404	1,283
Other	7,147	3,307

	$19,152	$13,105

     Income Taxes - The Company files consolidated federal and state income tax returns. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Earnings per Common Share - Basic earnings per common share (EPS) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock for each year. Diluted EPS is computed similarly to basic EPS, except that the numerator is adjusted to add back any redeemable preferred stock accretion and the denominator is increased for the conversion of any dilutive common stock

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

equivalents, such as redeemable preferred stock, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method.

     Accretion on redeemable preferred stock is computed based on the per share annual return on the respective series of redeemable preferred stock plus any accumulated but unpaid dividends. The discount on redeemable preferred stock attributable to offering expenses is also accreted over the period to the mandatory redemption date. As a result of the Company’s initial public offering (see Note 6), the redeemable preferred stock converted to common stock and the accretion on redeemable preferred stock discontinued. Accretion on redeemable preferred stock was as follows:

Redeemable	For the Year Ended December 31,
Preferred Stock	2004	2003	2002
Series A	$—	$—	$98
Series B	715	1,400	1,400
Series C	2,059	4,030	4,030
Series D	796	1,557	1,557

Total	$3,570	$6,987	$7,085

     The basic and diluted earnings per share calculations are shown below:

	December 31,
	2004	2003	2002
Net income applicable to common shareholders-basic	$25,338	$13,618	$336
Add back accretion on redeemable preferred shares	3,570	6,987	—

Net income applicable to common shareholders-diluted	$28,908	$20,605	$336

Weighted average number of common shares outstanding – basic	24,727	16,072	15,054
Effect of dilutive stock options	1,943	1,522	1,376
Effect of dilutive restricted stock awards	2	—	—
Effect of dilutive redeemable preferred shares outstanding	6,453	11,018	—

Weighted average number of common shares outstanding – diluted	33,125	28,612	16,430

Basic earnings per common share	$1.02	$0.85	$0.02

Diluted earnings per common share	$0.87	$0.72	$0.02

     The effect of the shares issuable upon the conversion of redeemable preferred stock was not included in the calculation of diluted EPS for the year ended December 31, 2002 as they were antidilutive. The number of equivalent shares excluded from the computation of diluted EPS was 0, 0 and 11,323,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The number of total common shares outstanding at December 31, 2004 was 33,791,610.

     Stock-Based Compensation - The Company has stock option plans for employees and accounts for these option plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. For more information on the Company’s stock-based compensation plans, see Note 7.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payments,” the Company’s net income (loss) applicable to common shareholders, basic EPS and diluted EPS would have been reduced to the following pro forma amounts:

	For the Year Ended
	December 31,
	2004	2003	2002
Net income (loss) applicable to common shareholders — basic:
As reported	$25,338	$13,618	$336

Pro forma	$23,463	$12,702	$(598)

Basic earnings (loss) per common share:
As reported	$1.02	$0.85	$0.02

Pro forma	$0.95	$0.79	$(0.04)

Net income (loss) applicable to common shareholders — diluted:
As reported	$28,908	$20,605	$336

Pro forma	$27,033	$19,689	$(598)

Diluted earnings (loss) per common share:
As reported	$0.87	$0.72	$0.02

Pro forma	$0.82	$0.69	$(0.04)

     The weighted-average fair value of options granted was $9.74, $4.15 and $4.42 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	December 31,
	2004	2003	2002
Risk-free interest rate	3.8%	3.0%	4.0%
Expected dividend yield	—	—	—
Expected life in years	6	6	6
Volatility	50.5%	38.3%	54.2%

     The volatility assumptions presented are based on an average of the volatility assumptions reported by a peer group of publicly traded companies.

     Fair Value of Financial Instruments - The carrying amounts related to cash and cash equivalents approximate fair value due to the relatively short maturities of such instruments. The fair value of long-term debt approximates the carrying value and is based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. The Company uses estimates for such items as depreciable lives, volatility factors in determining fair value of option grants, tax provisions, provisions for uncollectible receivables and for calculating the amortization period for deferred enrollment fee revenue and associated direct costs (based on the weighted average expected life of center memberships). The Company revises the recorded estimates when better information is available, facts change, or the Company can determine actual amounts. Those revisions can affect operating results.

     Interest Income - Interest income included in interest expense, net, for the years ended December 31, 2004, 2003 and 2002 was $312, $337 and $196, respectively.

     Supplemental Cash Flow Information - Changes in operating assets and liabilities, reflecting increases (decreases) in cash, are as follows:

	For the Year Ended December 31
	2004	2003	2002
Accounts receivable	$30	$(8)	$204
Income tax receivable	(2,032)	(2,039)	1,862
Inventories	(317)	(879)	(2,444)
Prepaid expenses and other current assets	(298)	(5,241)	(433)
Deferred membership origination costs	(2,027)	(647)	(1,494)
Accounts payable	(409)	1,595	2,123
Accrued expenses	6,047	1,974	3,054
Deferred revenue	2,780	(400)	3,358
Deferred rent liability	1,018	616	644

	$4,792	$(5,029)	$6,874

     The Company’s capital expenditures were as follows:

	Fiscal Year Ended December 31
	2004	2003	2002
Cash purchases of property and equipment	$156,674	$41,315	$27,508
Non-cash property and equipment purchases financed through notes payable	—	28,668	47,224
Non-cash property and equipment purchases financed through capital lease obligations	145	11,863	12,700

Total capital expenditures	$156,819	$81,846	$87,432

     New Accounting Pronouncements -In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In December 2003, the FASB revised FIN 46 to exclude from its scope certain entities which meet the definition of a business under Emerging Issues Task Force No. 98-3, Determining Whether a

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. FIN 46, as revised, shall be applied no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46, as revised, did not have an impact on the Company’s consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

     SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

     The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use. See Note 7 for further information on the Company’s stock-based compensation plans.

     Reclassifications- Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Investment in Unconsolidated Affiliate

     In December 1999, the Company, together with two unrelated organizations, formed an Illinois limited liability company named LIFE TIME Fitness Bloomingdale L.L.C. (Bloomingdale LLC) for the purpose of constructing and operating a center in Bloomingdale, Illinois. The center opened for business in February 2001. Each of the three members maintains an equal interest in Bloomingdale LLC. Pursuant to the terms of the agreement that governs the formation and operation of Bloomingdale LLC (the Operating Agreement), each of the three members contributed $2,000 to Bloomingdale LLC. The Company has no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of Bloomingdale LLC require the consent of the other members of Bloomingdale LLC. The Operating Agreement expires on the earlier of December 1, 2039 or the liquidation of Bloomingdale LLC. The Company accounts for its interest in Bloomingdale LLC on the equity method.

     On December 1, 1999, Bloomingdale LLC entered into a management agreement with the Company, pursuant to which the Company agreed to manage the day-to-day operations of the center, subject to the overall supervision by the management committee of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. The management agreement expires on December 31, 2039 unless it terminates

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

earlier pursuant to its terms. The Company does not receive a management fee in connection with its duties under the management agreement, but does receive an overhead cost recovery charge equal to the lesser of (i) the lowest rate charged to any of the Company’s other centers, or (ii) 9.0% of the net revenue of the Bloomingdale LLC center, provided, however, that in no event would Bloomingdale LLC be charged overhead cost recovery at a rate in excess of the ratio of the Company’s total overhead expense to its total net center revenue. Overhead cost recovery charges to Bloomingdale LLC were $1,044, $988 and $799 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14,700. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee.

     Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, the members are entitled to receive monthly cash distributions from Bloomingdale LLC. The amount of this monthly distribution is, and will continue to be throughout the term of the agreement, $56 per member. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, the Company is obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members received distributions from Bloomingdale LLC in the amount of $872, $614 and $281 in 2004, 2003 and 2002, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4. Long-Term Debt

     Long-term debt consists of the following:

	December 31,
	2004	2003
Term notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to June 30, 2011, collateralized by certain related real estate and buildings	$131,991	$136,183
Construction credit facility, monthly interest payments at the reference rate plus one-half of 1% expiring January 1, 2006, collateralized by certain related real estate and buildings	—	25,865
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 4.0% to base plus 2.5%, facility expires June 30, 2005, collateralized by certain related personal property	30,322	15,000
Mortgage notes payable to bank, due in monthly installments of $51 through August 2007, including interest at 6%, collateralized by certain interests in related two centers	5,311	5,585
Mortgage note payable to bank, due in monthly installments of $37 through February 2007, including interest at reference rate plus one-half of 1%, collateralized by a certain interest in one related center	3,258	3,531
Promissory note payable to bank, due in monthly installments of $40 through January 2009, including interest at 0.25% under the index rate, collateralized by a certain interest in secured property	3,704	—
Special assessments payable, due in variable semiannual installments through September 2028, including interest at 4.25% to 8.50%, secured by the related real estate and buildings	1,820	1,627

Total debt (excluding obligations under capital leases)	176,406	187,791
Obligations under capital leases (see below)	32,838	45,441

Total debt	209,244	233,232
Less current maturities	47,477	18,278

Total long-term debt	$161,767	$214,954

     In June and October 2001, the Company, through certain of its wholly owned subsidiaries, refinanced 10 of its centers pursuant to the terms of individual notes issued to an insurance company. Outstanding obligations under the notes bear interest at 8.25%. In 2001, the Company began making monthly payments of principal and interest on these obligations, based upon a 20-year amortization period. The Company’s obligations to the insurance company mature in June 2011.

     In November 2002, the Company, through certain of its wholly owned subsidiaries, refinanced three centers pursuant to the terms of individual notes issued to an insurance company. Outstanding obligations under the notes bear interest at 8.25%. In December 2002, the Company began making monthly payments of principal and interest on these obligations, based upon a 15-year amortization period. The Company’s obligations to the insurance company mature in June 2011.

     The Company is a party to a $75,000 construction credit facility. Pursuant to the terms of the construction credit facility, the lending group has committed to make up to seven separate series loans, the purpose of which is to fund

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

the construction costs related to completing the construction of certain centers. The commitment to continue to make loans available to the Company under this facility has been renewed by the lenders annually. The current commitment to lend expires on January 1, 2006. Borrowings under this facility are limited to the lesser of 55.0% of the total land and construction costs, or 75% of the appraised value, of the specific centers currently under construction and are due and payable no later than three years from the date of the series supplement for each series loan. As security for the obligations owing under the construction credit facility, the Company has granted mortgages on each of the specific centers that are financed by means of the construction credit facility. Interest accrues at the reference rate plus 0.5%. At December 31, 2004, there were no amounts outstanding on this facility.

     The Company is a party to a revolving credit facility with a group of financial institutions. The revolving credit facility, as amended and restated, allows for borrowings and letters of credit of up to $55,000 (of which $15,000 is a term loan). Availability under the facility is determined based upon a multiple of operating cash flow adjusted for outstanding indebtedness, as defined therein. As of December 31, 2004, $30,322 was outstanding, $8,000 of letters of credit were outstanding and the Company had approximately $16,678 available for additional borrowings under this facility. Interest accrues at the rate of either a base rate plus 2.5% or LIBOR plus 4.0%, as the Company may elect from time to time. The revolving credit facility requires payment of commitment fees of 0.5% on unused credit availability. The Company’s 2004 maintenance capital expenditures were limited, as of December 31, 2004, to $20.0 million. As of December 31, 2004, the Company is required to maintain a senior leverage ratio not in excess of 2.75 to 1.00, a total leverage ratio not in excess of 4.5 to 1.0, a fixed charge coverage ratio of at least 1.15 to 1.00, an interest coverage ratio of at least 3.0 to 1.0, an adjusted total leverage ratio not in excess of 4.0 to 1.0 and a loan to value ratio not in excess of 0.5 to 1.0. The revolving credit facility also contains covenants that, among other things, restrict the ability to incur certain additional debt, pay dividends, create certain liens and engage in certain transactions.

     In May 2001, the Company entered into a sale/leaseback transaction with respect to one of its centers. Pursuant to the terms of this transaction, the Company sold the center for $7,200. The Company did not recognize any material gain or loss on the sale of the center. The Company retired $2,900 of indebtedness related to this center. At the time of the sale, the Company simultaneously entered into a lease of the center. Pursuant to the lease, the Company has agreed to lease the center for a period of 20 years. As of December 31, 2004, the present value of the future minimum lease payments due under the lease amounted to $6,919 and is included in obligations under capital lease.

     The Company was in compliance in all material respects with all restrictive and financial covenants under its various credit facilities as of December 31, 2004.

     Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2004 are as follows:

2005	$35,949
2006	6,040
2007	13,327
2008	6,251
2009	8,853
Thereafter	105,986

$176,406

     The Company is a party to capital equipment leases with third parties which provide for monthly rental payments of approximately $1,281 as of December 31, 2004. The following is a summary of property and equipment recorded under capital leases:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	December 31,
	2004	2003
Land and buildings	$6,624	$6,754
Leasehold improvements	109	1,909
Equipment	50,677	68,596

	57,410	77,259
Less accumulated depreciation	27,881	33,776

	$29,529	$43,483

     Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2004 are as follows:

2005	$14,123
2006	10,129
2007	5,986
2008	2,149
2009	883
Thereafter	11,336

44,606
Less amounts representing interest	11,768

Present value of net minimum lease payments	32,838
Current portion	11,528

$21,310

5. Income Taxes

     The components of the provision for income taxes are as follows:

	December 31,
	2004	2003	2002
Current	$5,843	$5,284	$5,152
Deferred	14,276	9,722	819

Provision for income taxes	$20,119	$15,006	$5,971

     The provision for income taxes differs from the federal statutory rate as follows:

	December 31,
	2004	2003	2002
Income taxes computed at federal statutory rate	$17,159	$12,464	$4,553
State taxes, net of federal benefit	2,882	2,095	848
Other, net	78	447	570

	$20,119	$15,006	$5,971

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the deferred tax asset (liability) are as follows:

	December 31,
	2004	2003
Current deferred income tax assets:
Deferred revenue, net of related deferred costs	$673	$4,206
Other, net	924	1,162

	$1,597	$5,368

Noncurrent deferred income tax liabilities:
Deferred revenue, net of related deferred costs	$—	$1,728
Property and equipment	(33,167)	(22,711)
Other, net	(534)	(2,213)

	$(33,701)	$(23,196)

6. Initial Public Offering

     The registration statement filed in connection with the Company’s initial public offering, as filed with the SEC, was declared effective on June 29, 2004. The Company’s shares began trading on the New York Stock Exchange on June 30, 2004. The Company closed this transaction and received proceeds from the initial public offering on July 6, 2004. The initial public offering consisted of 11,385,000 shares of common stock, including the underwriters’ over-allotment option of 1,485,000 common shares. Of the shares of common stock sold in the initial public offering, the Company sold 4,774,941 shares, resulting in proceeds of $80,398, net of underwriting discounts and commissions and offering expenses payable by the Company of $7,684. The Company used a portion of the net proceeds to repay amounts outstanding under its revolving credit facility and to repay a loan under its construction facility that the Company used to finance the development of its center in Plano, Texas. The Company used the remaining net proceeds to open additional centers.

7. Stock Plans

     The 1996 Stock Option Plan (the 1996 Plan) reserved up to 2,000,000 shares of the Company’s common stock for issuance. Under the 1996 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of the Company’s common stock to eligible employees, directors, and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. As of December 31, 2004, the Company had granted a total of 1,700,000 options to purchase common stock under the 1996 Plan, of which 1,228,674 were outstanding.

     The 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of the Company’s common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of the Company’s common stock to eligible employees, directors and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. The 1998 Plan was amended in December 2003 by the Company’s Board of Directors and shareholders to reserve an additional 1,500,000 shares of the Company’s common stock for issuance. As of December 31, 2004, the Company had granted a total of 1,957,500 options to purchase common stock under the 1998 Plan, of which 1,506,100 were outstanding.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     The 2004 Long-Term Incentive Plan (the 2004 Plan) reserved up to 3,500,000 shares of the Company’s common stock for issuance. Under the 2004 Plan, the Compensation Committee of the Company’s Board of Directors administers the 2004 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. Eligible participants under the 2004 Plan include the Company’s officers, employees, non-employee directors and consultants. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors. In connection with approval of the 2004 Plan, the Company’s Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and 1998 Plan. As of December 31, 2004, the Company had granted a total of 1,096,334 options to purchase common stock and a total of 7,028 restricted shares under the 2004 Plan.

     A summary of option activity is as follows:

		Range of
	Options	Exercise Price
	Outstanding	Per Share
Balance — December 31, 2001	2,539,130	$0.75-8.00
Granted	345,000	8.00
Exercised	(151,380)	1.25-8.00
Canceled	(40,750)	1.67-8.00

Balance — December 31, 2002	2,692,000	0.75-8.00
Granted	636,500	8.00-12.00
Exercised	(192,750)	0.75-8.00
Canceled	(104,275)	8.00

Balance — December 31, 2003	3,031,475	1.25-12.00
Granted	1,096,334	18.50-24.91
Exercised	(233,801)	1.25-12.00
Canceled	(62,900)	8.00-12.00

Balance — December 31, 2004	3,831,108	$1.25-24.91

     The options granted generally vest over a period of three to five years from the date of grant. At December 31, 2004, options to purchase 2,024,374 shares were exercisable. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2004:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.25 to $1.67	1,192,674	1.73	$1.53	1,192,674	$1.53
$3.00 to $4.00	303,000	4.55	3.88	303,000	3.88
$8.00 to $12.00	1,239,100	7.67	8.89	527,500	8.29
$18.50 to $24.91	1,096,334	9.51	18.88	1,200	18.50

$1.25 to $24.91	3,831,108	8.35	$9.06	2,024,374	$3.65

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     In December 2003, the Company granted 303,500 options to purchase common stock under the 1998 Plan at $12.00 per share. The fair value per share was determined to be $16.00, resulting in intrinsic value of $4.00 per share which the Company is recording as compensation expense of $255 per year over the weighted average vesting period of 4.8 years. The fair value of the common stock was determined on a contemporaneous basis by management. Management did not obtain an independent contemporaneous valuation at the time of the grant due to an independent valuation that was performed as of June 30, 2003. Events occurring since June 30, 2003, including the Company’s contemplated initial public offering, were considered by management in determining the value of the Company’s common stock for the December 2003 grant of stock options.

8. Operating Segments

     The Company’s operations are conducted mainly through its sports and athletic, professional fitness, family recreation and resort/spa centers. The Company has aggregated the activities of its centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and each of the centers has similar expected economic characteristics, service and product offerings, customers and design. The Company’s chief operating decision maker uses EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, centers represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, cafe and other activities offered to members and non-member participants and rental income. Included in the “All Other” category in the table below is operating information related to nutritional products, media, athletic events, and a restaurant, and expenses, including interest expense, and corporate assets (including depreciation and amortization) not directly attributable to centers. The accounting policies of the centers and operations classified as “All Other” are the same as those described in the summary of significant accounting policies.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Financial data and reconciling information for the Company’s reporting segment to the consolidated amounts in the financial statements are as follows:

	Sports, Fitness
	and Family
	Recreation
	Centers	All Other	Eliminations(a)	Consolidated
Segment reporting:
Year ended December 31, 2004:
Revenues	$300,084	$14,460	$(2,511)	$312,033

Income before tax	$60,039	$(11,012)	$—	$49,027
Interest expense, net	15,760	1,813	—	17,573
Depreciation and amortization	24,001	5,654	—	29,655

EBITDA	$99,800	$(3,545)	$—	$96,255

Total assets	$486,975	$85,112	$—	$572,087

Year ended December 31, 2003:
Revenues	$246,427	$13,002	$(2,487)	$256,942

Income before tax	$46,803	$(11,192)	$—	$35,611
Interest expense, net	17,501	1,631	—	19,132
Depreciation and amortization	20,682	4,582	—	25,264

EBITDA	$84,986	$(4,979)	$—	$80,007

Total assets	$368,330	$85,016	$—	$453,346

Year ended December 31, 2002:
Revenues	$188,958	$8,728	$(2,520)	$195,166

Income before tax	$22,647	$(9,255)	$—	$13,392
Interest expense, net	14,250	700	—	14,950
Depreciation and amortization	16,872	3,929	—	20,801

EBITDA	$53,769	$(4,626)	$—	$49,143

Total assets	$358,207	$60,817	$—	$419,024

(a)	Eliminations relate to the sale of the Company’s nutritional products to the Company’s owned cafes.

9. Commitments and Contingencies

     Lease Commitments - The Company leases certain property and equipment under operating leases. The minimum annual payments under all noncancelable operating leases at December 31, 2004 are as follows:

2005	$8,570
2006	8,646
2007	8,410
2008	7,730
2009	7,888
Thereafter	108,163

$149,407

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

     Rent expense under operating leases was $10,871, $6,135 and $4,890 for the years ended December 31, 2004, 2003 and 2002. Certain lease agreements call for escalating lease payments over the term of the lease, resulting in a deferred rent liability due to the expense being recognized on the straight-line basis over the life of the lease.

     In September 2003, the Company entered into a sale/leaseback transaction with respect to two of its Michigan centers. Pursuant to the terms of this transaction, the Company sold the centers for $42,900. The Company retired $22,390 of indebtedness related to these centers. At the time of the sale, the Company simultaneously entered into a 20-year operating lease for the centers. The gain on the sale/leaseback transaction of $504 has been deferred and is being recognized as a reduction of lease expense over the term of the lease.

     Litigation - The Company is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     401(k) Savings and Investment Plan - The Company offers a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least one year of service and 1,000 hours worked during the year and are at least 21 years of age. The Company made discretionary contributions to the 401(k) Plan in the amount of $838, $753 and $634 for the years ended December 31, 2004, 2003 and 2002.

10. Related Party Transactions

     Certain of the Company’s refurbishing and remodeling construction projects at its centers in Minnesota were managed by a general contractor, which is primarily owned by the president of one of the Company’s wholly owned subsidiaries. The Company paid such general contractor $49 for the year ended December 31, 2002. No such payments were made in 2004 and 2003.

     The Company leased one jet until June 2003 (two jets in 2002) from an aviation company that was wholly owned by the Company’s chief executive officer and the president of a wholly owned subsidiary of the Company. Each month the Company was charged the equivalent of the debt service for the exclusive use of the jets. The Company also paid an hourly fee for the periodic use of other aircraft owned by the aviation company. Beginning in July 2003, the Company paid an hourly rate for the periodic use of the one jet owned by the aviation company. The Company was charged in total $6, $892 and $857 for the use of this aircraft or aircrafts, as the case may be, for the years ended December 31, 2004, 2003 and 2002. The Company purchased one jet from the aviation company for fair market value of $3,950 in January 2004.

     The Company’s chief executive officer was the landlord under a lease involving a center leased by the Company. Consequently, the Company made payments for monthly rent to its chief executive officer under such lease in the amounts of $234 and $355 for the years ended December 31, 2003 and 2002, respectively. In August 2003, the Company’s chief executive officer sold his position as landlord under the lease to an entity unrelated to the Company. As a result, no such lease payments were made to the Company’s chief executive officer in 2004.

     The Company leases various fitness and office equipment for use at the center in Bloomingdale, Illinois. The Company then subleases this equipment to Bloomingdale LLC. The terms of the sublease are such that Bloomingdale LLC is charged the equivalent of the debt service for the use of the equipment. The Company charged $423, $425 and $426 for the years ended December 31, 2004, 2003 and 2002.

     As noted in Note 4, in May 2001, the Company completed a transaction to sell and simultaneously lease back one of its Minnesota centers. The Company did not recognize any material gain or loss on the sale of the center. The purchaser and landlord in such transaction is an entity composed of four individuals, one of whom is the president of a wholly owned subsidiary of the Company. The Company paid rent pursuant to the lease of $880 for the years

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

ended December 31, 2004, 2003 and 2002. In connection with the sale, the Company received a note in the amount of approximately $264 which was repaid in December 2003.

     In October 2003, the Company leased a center located within a shopping center that is owned by a general partnership in which the Company’s chief executive officer has a 50% interest. In December 2003, the Company and the general partnership executed an addendum to this lease whereby the Company leased an additional 5,000 square feet of office space on a month-to-month basis within the shopping center. The Company paid rent pursuant to this lease of $540 and $125 for the years ended December 31, 2004 and 2003, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:

We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and Subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 9, 2005

Quarterly Results

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new center openings and related expenses, timing of price increases for enrollment fees and membership dues and general economic conditions.

In the past, our pre-opening costs, which primarily consist of compensation and related expenses, as well as marketing, have varied significantly from quarter to quarter, primarily due to the timing of center openings. In addition, our compensation and related expenses as well as our operating costs in the beginning of a center’s operations are greater than what can be expected in the future, both in aggregate dollars and as a percentage of membership revenue. Accordingly, the volume and timing of new center openings in any quarter have had, and are expected to continue to have, an impact on quarterly pre-opening costs, compensation and related expenses and occupancy and real estate costs. Due to these factors, results for a quarter may not indicate results to be expected for any other quarter or for a full fiscal year.

	2004				2003
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for number of centers and per share data)
Total revenues	$74,170	$76,589	$79,185	$82,089	$60,281	$63,574	$66,027	$67,060
Income from operations	13,983	16,386	17,390	17,807	11,691	14,172	14,417	13,701
Net income	5,647	7,211	7,904	8,146	4,212	5,454	5,654	5,286
Net income applicable to common shareholders	3,910	5,474	7,809	8,146	2,489	3,712	3,893	3,523
Earnings per share
Basic	$0.24	$0.34	$0.24	$0.24	$0.16	$0.23	$0.24	$0.22
Diluted	0.19	0.25	0.22	0.23	0.15	0.20	0.20	0.18
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$20,783	$15,576	$15,653	$28,419	$14,831	$14,841	$9,610	$14,066
Investing activities	(19,532)	(31,411)	(44,670)	(50,467)	(3,223)	(12,359)	7,520	(17,186)
Financing activities	(17,390)	13,954	45,600	15,250	(3,442)	(4,368)	(4,705)	(5,999)
EBITDA (1)	$21,183	$23,624	$25,136	$26,312	$17,675	$20,574	$20,922	$20,837
Centers open at end of quarter (2)	33	34	35	39	29	30	30	33

(1)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

     The following table provides a reconciliation of net income to EBITDA:

	2004				2003
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Net income	$5,647	$7,211	$7,904	$8,146	$4,212	$5,454	$5,654	$5,286
Interest expense, net	4,612	4,449	4,285	4,227	4,563	4,908	4,850	4,811
Provision for income taxes	3,977	4,993	5,458	5,691	3,067	3,972	4,118	3,849
Depreciation and amortization	6,947	6,971	7,489	8,248	5,833	6,240	6,300	6,891

EBITDA	$21,183	$23,624	$25,136	$26,312	$17,675	$20,574	$20,922	$20,837

(2)	The data being presented include the center owned by Bloomingdale LLC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These controls and procedures are designed to ensure that material information relating to our company is communicated to our Chief Executive Officer and the Chief Financial Officer. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2005 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2004. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

Incorporated into this item by reference is the information under “Election of Directors — Directors and Director Nominees,” “Election of Directors — Committees of Our Board of Directors,” “Election of Directors — Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Item 11. Executive Compensation

Incorporated into this item by reference is the information under “Election of Directors — Compensation of Directors” and “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated into this item by reference is the information under “Equity Compensation Plan Information” and “Security Ownership of Principal Shareholders and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Incorporated into this item by reference is the information under “Certain Relationships and Related Party Transactions” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated into this item by reference is the information under “Ratification of Independent Public Accounting Firm — Fees” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as Part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules:

The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements.

Other schedules are omitted because they are not required.

(b) Exhibits:

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1	FCA, Ltd. 1996 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.2	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

Exhibit
No.	Description	Method of Filing
10.3	Second Amended and Restated Credit Agreement dated as of July 19, 2001, by and among the Registrant, as Borrower, Antares Capital Corporation, as a Lender and as Agent for all Lenders, BNP Paribas, as a Lender and as Documentation Agent, and the other financial institutions party thereto as Lenders.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.4	First Amendment to Second Amended and Restated Credit Agreement dated as of July 12, 2002, by and among the Registrant, Antares Capital Corporation, BNP Paribas, and JP Morgan Chase Bank.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.5	Second Amendment to Second Amended and Restated Credit Agreement dated as of August 29, 2003, by and among the Registrant, Antares Capital Corporation, JP Morgan Chase Bank, Mariner CDO 2002, Ltd., Merrill Lynch Capital, and M&I Marshall & Ilsley Bank.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.6	Third Amendment to Second Amended and Restated Credit Agreement dated as of December 31, 2003, by and among the Registrant, Antares Capital Corporation, JP Morgan Chase Bank, Mariner CDO 2002, Ltd., Merrill Lynch Capital, and M&I Marshall & Ilsley Bank.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.7	Amended and Restated Master Construction and Term Loan Agreement dated as of July 17, 2000, by and among FCA Real Estate Holdings, LLC, as Borrower, U.S. Bank National Association, as Agent and Administrative Bank for the Lenders, and U.S. Bank National Association, as Collateral Agent.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.8	Amendment No. 1 to Amended and Restated Master Construction and Term Loan Agreement dated as of June 14, 2001, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.9	Amendment No. 2 to Amended and Restated Master Construction and Term Loan Agreement dated as of July 19, 2001, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.10	Amendment No. 3 to Amended and Restated Master Construction and Term Loan Agreement dated as of August 21, 2001, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.11	Amendment No. 4 to Amended and Restated Master Construction and Term Loan Agreement dated as of February 28, 2002, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.12	Amendment No. 5 to Amended and Restated Master Construction and Term Loan Agreement effective as of May 31, 2002, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.13	Amendment No. 6 to Amended and Restated Master Construction and Term Loan Agreement; Amendment of Supplements for Series Loans N, O and P; and Amendment of Notes for Series Loans N, O and P, dated	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with

Exhibit
No.	Description	Method of Filing
	as of April 18, 2003, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	the Commission on March 19, 2004.

10.14	Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.15	Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.16	Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.17	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	I Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.18	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.19	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.20	Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.21	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.22	Series A Stock Purchase Agreement dated May 7, 1996, including amendments thereto.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.23	Series B Stock Purchase Agreement dated December 8, 1998, including amendments thereto.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.24	Series C Stock Purchase Agreement dated August 16, 2000, including amendments thereto.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.25	Series D Stock Purchase Agreement dated July 19, 2001, including amendments thereto.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

Exhibit
No.	Description	Method of Filing
10.26	Operating Agreement of LifeTime, BSC Land, DuPage Health Services Fitness Center - Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.

Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
10.27#	Life Time Fitness, Inc. 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.28	Amendment No. 7 to Amended and Restated Master Construction and Term Loan Agreement dated April 28, 2004, by and among FLA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.29#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.32 to Amendment No. 3 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 9, 2004.

10.30	Schedule of parties to Executive Employment Agreements.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32230).

10.31#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

10.32#	Form of Non-qualified Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

10.33	Amendment No. 8 to Amended and Restated Master Construction and Term Loan Agreement dated April 28, 2004, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

10.34	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, by and among the Registrant, Antares Capital Corporation, JP Morgan Chase Bank, Mariner CDO 2002, Ltd., Merrill Lynch Capital, and M&I Marshall & Ilsley.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32230).

10.35#	Summary of Non-Employee Director Compensation.	Filed Electronically.

10.36#	2005 Key Executive Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 16, 2005 (File No. 001-32230).

13	Annual Report.	Filed Electronically.

21	Subsidiaries of the Registrant.	Filed Electronically.

23	Consent of Deloitte & Touche LLP.	Filed Electronically.

24	Powers of Attorney.	Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2005.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi
Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
Name: Michael R. Robinson
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo
Title: Controller (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 10, 2005 by the following persons on behalf of the Registrant in the capacities indicated

Signature	Title
/s/ Timothy C. DeVries* Timothy C. DeVries	Director
/s/ James F. Halpin* James F. Halpin	Director
/s/ Guy C. Jackson * Guy C. Jackson	Director
/s/ David A. Landau * David A. Landau	Director
/s/ Stephen R. Sefton* Stephen R. Sefton	Director

*	Michael R. Robinson, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Michael R. Robinson
Michael R. Robinson, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1	FCA, Ltd. 1996 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.2	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.3	Second Amended and Restated Credit Agreement dated as of July 19, 2001, by and among the Registrant, as Borrower, Antares Capital Corporation, as a Lender and as Agent for all Lenders, BNP Paribas, as a Lender and as Documentation Agent, and the other financial institutions party thereto as Lenders.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.4	First Amendment to Second Amended and Restated Credit Agreement dated as of July 12, 2002, by and among the Registrant, Antares Capital Corporation, BNP Paribas, and JP Morgan Chase Bank.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.5	Second Amendment to Second Amended and Restated Credit Agreement dated as of August 29, 2003, by and among the Registrant, Antares Capital Corporation, JP Morgan Chase Bank, Mariner CDO 2002, Ltd., Merrill Lynch Capital, and M&I Marshall & Ilsley Bank.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.6	Third Amendment to Second Amended and Restated Credit Agreement dated as of December 31, 2003, by and among the Registrant, Antares Capital Corporation, JP Morgan Chase Bank, Mariner CDO 2002, Ltd., Merrill Lynch Capital, and M&I Marshall & Ilsley Bank.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.7	Amended and Restated Master Construction and Term Loan Agreement dated as of July 17, 2000, by and among FCA Real Estate Holdings, LLC, as Borrower, U.S. Bank National Association, as Agent and Administrative Bank for the Lenders, and U.S. Bank National Association, as Collateral Agent.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.8	Amendment No. 1 to Amended and Restated Master Construction and Term Loan Agreement dated as of June 14, 2001, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

Exhibit
No.	Description	Method of Filing
10.9	Amendment No. 2 to Amended and Restated Master Construction and Term Loan Agreement dated as of July 19, 2001, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.10	Amendment No. 3 to Amended and Restated Master Construction and Term Loan Agreement dated as of August 21, 2001, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.11	Amendment No. 4 to Amended and Restated Master Construction and Term Loan Agreement dated as of February 28, 2002, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.12	Amendment No. 5 to Amended and Restated Master Construction and Term Loan Agreement effective as of May 31, 2002, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.13	Amendment No. 6 to Amended and Restated Master Construction and Term Loan Agreement; Amendment of Supplements for Series Loans N, O and P; and Amendment of Notes for Series Loans N, O and P, dated as of April 18, 2003, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.14	Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.15	Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.16	Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.17	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	I Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.18	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.19	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.20	Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

Exhibit
No.	Description	Method of Filing
10.21	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.22	Series A Stock Purchase Agreement dated May 7, 1996, including amendments thereto.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.23	Series B Stock Purchase Agreement dated December 8, 1998, including amendments thereto.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.24	Series C Stock Purchase Agreement dated August 16, 2000, including amendments thereto.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.25	Series D Stock Purchase Agreement dated July 19, 2001, including amendments thereto.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.26	Operating Agreement of LifeTime, BSC Land, DuPage Health Services Fitness Center - Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.27#	Life Time Fitness, Inc. 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.28	Amendment No. 7 to Amended and Restated Master Construction and Term Loan Agreement dated April 28, 2004, by and among FLA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.29#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.32 to Amendment No. 3 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 9, 2004.

10.30	Schedule of parties to Executive Employment Agreements.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32230).

10.31#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

10.32#	Form of Non-qualified Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

10.33	Amendment No. 8 to Amended and Restated Master Construction and Term Loan Agreement dated April 28, 2004, by and among FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

Exhibit
No.	Description	Method of Filing
10.34	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, by and among the Registrant, Antares Capital Corporation, JP Morgan Chase Bank, Mariner CDO 2002, Ltd., Merrill Lynch Capital, and M&I Marshall & Ilsley.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32230).

10.35#	Summary of Non-Employee Director Compensation.	Filed Electronically.

10.36#	2005 Key Executive Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 16, 2005 (File No. 001-32230).

13	Annual Report.	Filed Electronically.

21	Subsidiaries of the Registrant.	Filed Electronically.

23	Consent of Deloitte & Touche LLP.	Filed Electronically.

24	Powers of Attorney.	Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.