Form 10-Q
period 2005-03-31
LIFE TIME FITNESS INC
filed 2005-05-03
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-32230

Life Time Fitness, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-1689746
(State or other jurisdiction of incorporation or organization) 6442 City West Parkway Eden Prairie, Minnesota (Address of principal executive offices)	(I.R.S. Employer Identification No.) 55344 (Zip Code)

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

          The number of shares outstanding of the Registrant’s common stock as of April 15, 2005 was 33,959,279 common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,049	$10,211
Accounts receivable, net	978	1,187
Inventories	4,777	4,971
Prepaid expenses and other current assets	8,481	7,275
Deferred membership origination costs	8,872	8,271
Deferred tax asset	2,567	1,597
Income tax receivable	—	4,579

Total current assets	29,724	38,091
PROPERTY AND EQUIPMENT, net	527,893	503,690
RESTRICTED CASH	11,300	12,092
DEFERRED MEMBERSHIP ORIGINATION COSTS	7,534	7,061
OTHER ASSETS	11,337	11,153

TOTAL ASSETS	$587,788	$572,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$56,103	$47,477
Accounts payable	5,888	5,762
Construction accounts payable	17,440	17,633
Accrued expenses	20,395	19,152
Deferred revenue	22,626	20,019

Total current liabilities	122,452	110,043
LONG-TERM DEBT, net of current portion	154,564	161,767
DEFERRED RENT LIABILITY	3,903	3,678
DEFERRED INCOME TAXES	33,231	33,701
DEFERRED REVENUE	13,799	12,264

Total liabilities	327,949	321,453

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding
Common stock, $.02 par value, 50,000,000 shares authorized; 33,887,279 and 33,791,610 shares issued and outstanding, respectively	678	676
Additional paid-in capital	211,126	209,931
Deferred compensation	(179)	(66)
Retained earnings	48,214	40,093

Total shareholders’ equity	259,839	250,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$587,788	$572,087

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
REVENUE:
Membership dues	$60,477	$49,179
Enrollment fees	4,684	4,507
In-center revenue	22,674	17,258

Total center revenue	87,835	70,944
Other revenue	1,493	3,226

Total revenue	89,328	74,170
OPERATING EXPENSES:
Center operations	49,571	39,053
Advertising and marketing	4,292	3,680
General and administrative	6,490	5,950
Other operating	2,938	4,557
Depreciation and amortization	8,734	6,947

Total operating expenses	72,025	60,187

Income from operations	17,303	13,983
OTHER INCOME (EXPENSE):
Interest expense, net	(3,826)	(4,612)
Equity in earnings of affiliate	287	253

Total other income (expense)	(3,539)	(4,359)

INCOME BEFORE INCOME TAXES	13,764	9,624

PROVISION FOR INCOME TAXES	5,643	3,977

NET INCOME	8,121	5,647
ACCRETION ON REDEEMABLE PREFERRED STOCK	—	1,737

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$8,121	$3,910

BASIC EARNINGS PER COMMON SHARE	$0.24	$0.24

DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.19

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	33,824	16,156

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	35,928	29,217

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,121	$5,647

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,734	6,947
Deferred income taxes	(1,440)	(847)
Loss on disposal of property, net	286	107
Amortization of deferred financing costs	291	244
Compensation related to stock options and restricted stock	92	85
Tax benefit from exercise of stock options	479	—
Changes in operating assets and liabilities	8,438	8,600

Net cash provided by operating activities	25,001	20,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(36,995)	(22,488)
Increase (decrease) in construction accounts payable	(194)	4,547
Proceeds from sale of property	3,772	1,203
Increase in other assets	(539)	(1,308)
Decrease (increase) in restricted cash	792	(1,486)

Net cash used in investing activities	(33,164)	(19,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term borrowings	50,328	8,315
Repayments on long term borrowings	(48,904)	(25,581)
Increase in deferred financing costs	—	(148)
Proceeds from exercise of stock options	577	24

Net cash provided by (used in) financing activities	2,001	(17,390)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,162)	(16,139)
CASH AND CASH EQUIVALENTS—Beginning of period	10,211	18,446

CASH AND CASH EQUIVALENTS—End of period	$4,049	$2,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest, net of capitalized interest of $804 and $344, respectively	$4,147	$4,354

Cash payments for income taxes	$115	$1,323

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases financed through notes payable	$—	$2,954

Property and equipment purchases financed through capital lease obligations	$—	$145

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

     These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the latest 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited financial statements for the three fiscal years ended December 31, 2004.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Initial Public Offering and Capital Stock

     The registration statement filed in connection with the Company’s initial public offering, as filed with the SEC, was declared effective on June 29, 2004. The Company’s shares began trading on the New York Stock Exchange on June 30, 2004. The Company closed this transaction and received proceeds from the initial public offering on July 6, 2004. The initial public offering consisted of 11,385,000 shares of common stock, including the underwriters’ over-allotment option of 1,485,000 common shares. Of the shares of common stock sold in the initial public offering, the Company sold 4,774,941 shares, resulting in proceeds of $80,398, net of underwriting discounts and commissions and offering expenses payable by the Company of $7,939. The Company used a portion of the net proceeds to repay amounts outstanding under its revolving credit facility and to repay a loan under its construction facility that the Company used to finance the development of its center in Plano, Texas. The Company used the remaining net proceeds to finance its growth by opening additional centers.

     As a result of the Company’s initial public offering, the Company’s previously outstanding redeemable preferred stock converted into common stock and accretion on redeemable preferred stock discontinued.

3.	Earnings per Share

     Basic earnings per common share (EPS) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed similarly to basic EPS, except that the numerator is adjusted to add back any redeemable preferred stock accretion and the denominator is increased for the conversion of any dilutive common stock equivalents, such as redeemable preferred stock, and the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. A reconciliation of these amounts is as follows (share amounts in thousands):

	For the Three
	Months Ended
	March 31,
	2005	2004
Net income applicable to common shareholders – basic	$8,121	$3,910
Add back: accretion on redeemable preferred shares	—	1,737

Net income applicable to common shareholders – diluted	$8,121	$5,647

Weighted average number of common shares outstanding – basic	33,824	16,156
Effect of dilutive stock options and restricted stock awards	2,104	2,043
Effect of dilutive redeemable preferred shares	—	11,018

Weighted average number of common shares outstanding – diluted	35,928	29,217

Basic earnings per common share	$0.24	$0.24

Diluted earnings per common share	$0.23	$0.19

4.	Stock-Based Compensation

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

	For the Three
	Months Ended
	March 31,
	2005	2004
Net income applicable to common shareholders — basic:
As reported	$8,121	$3,910

Pro forma	$7,453	$3,606

Basic earnings per common share:
As reported	$0.24	$0.24

Pro forma	$0.22	$0.22

Net income applicable to common shareholders — diluted:
As reported	$8,121	$5,647

Pro forma	$7,453	$5,343

Diluted earnings per common share:
As reported	$0.23	$0.19

Pro forma	$0.21	$0.18

5.	Operating Segments

     The Company’s operations are conducted mainly through its sports and athletic, professional fitness, family recreation and resort/spa centers. The Company has aggregated the activities of its centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and each of the centers has similar expected economic characteristics, service and product offerings, customers and design. The Company’s chief operating decision maker uses EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, centers represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, café and other activities offered to members and non-member participants and rental income. Included in the “All Other” category in the table below is operating information related to media, athletic events, nutritional products sold to third parties, and a restaurant, and expenses, including interest expense, and corporate assets (including depreciation and amortization) not directly attributable to centers. The accounting policies of the centers and operations classified as “All Other” are the same as those described in the summary of significant accounting policies in the annual financial statements and notes included in the latest 10-K, as filed with the SEC.

     Financial data and reconciling information for the Company’s reporting segment to the consolidated amounts in the financial statements are as follows:

	Sports, Fitness
	and Family
	Recreation
	Centers	All Other	Consolidated
Three months ended March 31, 2005:
Revenue	$87,835	$1,493	$89,328

Net income (loss)	$8,159	$(38)	$8,121
Provision (benefit) for income taxes	7,371	(1,728)	5,643
Interest expense, net	3,320	506	3,826
Depreciation and amortization	7,212	1,522	8,734

EBITDA	$26,062	$262	$26,324

Total assets	$509,359	$78,429	$587,788

Three months ended March 31, 2004:
Revenue	$70,944	$3,226	$74,170

Net income (loss)	$7,656	$(2,009)	$5,647
Provision (benefit) for income taxes	5,719	(1,742)	3,977
Interest expense, net	4,178	434	4,612
Depreciation and amortization	5,589	1,358	6,947

EBITDA	$23,142	$(1,959)	$21,183

Total assets	$381,841	$72,039	$453,880

6.	Supplementary Cash Flow Information

     Changes in operating assets and liabilities are as follows:

	For the Three Months Ended
	March 31,
	2005	2004
Accounts receivable	$209	$(27)
Income taxes receivable	4,578	2,547
Inventories	194	343
Prepaids and other current assets	(1,206)	994
Deferred membership origination costs	(1,073)	(752)
Accounts payable	126	176
Accrued expenses	1,243	2,815
Deferred revenue	4,142	2,339
Deferred rent	225	165

	$8,438	$8,600

7.	Commitments and Contingencies

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

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2004.

Overview

We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of April 15, 2005, we operated 40 centers primarily in suburban locations across eight states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening our first center in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.

We opened five centers in 2002, four centers in 2003, and six centers in 2004. We have opened one current model center in 2005 and plan to open five additional current model centers in 2005. The new center we opened in March 2005 is our sixth center in the Michigan market, located in Commerce Township, near Detroit. This new center is 108,890 square feet. We plan to open seven current model centers in 2006.

We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because existing centers will represent an increasing proportion of our center base over time, our comparable center revenue increases may be lower in future periods than in the past. Of the six new centers we have opened or plan to open in 2005, four will be in existing markets. We do not expect that operating costs of our planned new centers will be higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers is that our consolidated center operating margins may be lower than they have been historically while the centers build membership base. This is due to new centers incurring pre-opening expenses and experiencing lower revenue volumes than existing centers. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

We measure performance using such key operating statistics as average total center revenue per membership, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include growth of center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates.

We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which is 36 months. Second, we generate revenue, which we refer to as in-center revenue, at our centers from fees for personal training, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, sales of products to our members from our e-commerce store, and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, including our media and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes sales of our nutritional products to third parties and revenue from our restaurant located in the building where we operate a center designed as an urban executive facility in downtown Minneapolis, Minnesota.

Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth, in center businesses, and our media, nutritional product and athletic event businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement and member relations, as well as our real estate and development team and other members of senior management. Our other operating expenses include the costs associated with our media and athletic events businesses, our nutritional products sold to third parties, our restaurant and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in pre-sale activities.

Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center total, on average, approximately $22.5 million, which could vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium. The current average cost decreased slightly during 2004 as a result of efficiencies gained in the Texas markets, including lower land costs and construction costs. We perform maintenance and make improvements on our centers and equipment every year. We conduct a more thorough remodeling project at each center approximately every four to six years.

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

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2004.

Results of Operations

The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the three month periods ended March 31, 2005, and 2004.

	For the
	Three Months
	Ended March 31,
	2005	2004
Revenue
Center revenue:
Membership dues	67.7%	66.3%
Enrollment fees	5.2	6.1
In-center revenue	25.4	23.3

Total center revenue	98.3	95.7
Other revenue	1.7	4.3

Total revenue	100.0	100.0

Operating expenses
Center operations	55.4	52.6
Advertising and marketing	4.8	5.0
General and administrative	7.3	8.0
Other operating	3.3	6.1
Depreciation and amortization	9.8	9.4

Total operating expenses	80.6	81.1
Income from operations	19.4	18.9
Interest expense, net	4.3	6.2
Equity in earnings of affiliate	0.3	0.3

Total other income	4.0	5.9
Income before income taxes	15.4	13.0
Provision for income taxes	6.3	5.4

Net income	9.1%	7.6%

Other financial and operating data:
Average center revenue per membership	$290	$285
Average in-center revenue per membership	$75	$69
Centers open at end of period	40	33
Number of memberships at end of period	325,362	267,474

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Total revenue. Total revenue increased $15.2 million, or 20.4%, to $89.3 million for the three months ended March 31, 2005, from $74.2 million for the three months ended March 31, 2004.

Total center revenue grew $16.9 million, or 23.8%, to $87.8 million for the three months ended March 31, 2005, from $70.9 million for the three months ended March 31, 2004. Comparable-center revenue increased 8.2% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Of the $16.9 million increase in total center revenue,

•	66.9% was from membership dues, which increased $11.3 million, due to increased memberships at new and existing centers.

•	32.1% was from in-center revenue, which increased $5.4 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $75 for the three months ended March 31, 2005, from $69 for the three months ended March 31, 2004.

•	1.0% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.2 million for the three months ended March 31, 2005 to $4.7 million. Our number of memberships (including pre-sale memberships) increased 21.6%, to 325,362 at March 31, 2005, from 267,474 at March 31, 2004. Enrollment fee revenue associated with new members at open centers was offset by a decreasing amount of recognized deferred enrollment fees as a result of our opening five new centers in 2002 and four new centers in 2003.

Other revenue decreased 53.7%, to $1.5 million for the three months ended March 31, 2005, which was primarily due to decreased revenue generated from sales in our nutritionals division as a result of our discontinuation of selling our nutritional products at third party retailers.

Center operations expenses. Center operations expenses totaled $49.6 million, or 56.4% of total center revenue (or 55.5% of total revenue), for the three months ended March 31, 2005 compared to $39.0 million, or 55.0% of total center revenue (or 52.7% of total revenue), for the three months ended March 31, 2004. This $10.5 million increase primarily consisted of an increase of $5.1 million in payroll-related costs to support increased memberships at new and existing centers and increased expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the low operating margins associated with the opening of four new centers in late 2004.

Advertising and marketing expenses. Advertising and marketing expenses were $4.3 million, or 4.8% of total revenue, for the three months ended March 31, 2005, compared to $3.7 million, or 5.0% of total revenue, for the three months ended March 31, 2004. As a percentage of total revenue, these expenses decreased primarily due to lower advertising costs associated with our nutritional business.

General and administrative expenses. General and administrative expenses were $6.5 million, or 7.3% of total revenue, for the three months ended March 31, 2005, compared to $6.0 million, or 8.0% of total revenue, for the three months ended March 31, 2004. This $0.5 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004, as well as costs associated with being a publicly held company. As a percentage of total revenue, general and administrative costs decreased primarily due to economies of scale achieved in shared service functions including member relations, information technology, and procurement, as our membership and center base expanded.

Other operating expenses. Other operating expenses were $2.9 million for the three months ended March 31, 2005, compared to $4.6 million for the three months ended March 31, 2004. This $1.7 million decrease was primarily due to lower costs associated with our athletic events and nutritional product businesses.

Depreciation and amortization. Depreciation and amortization was $8.7 million for the three months ended March 31, 2005, compared to $6.9 million for the three months ended March 31, 2004. This $1.8 million increase was due primarily to depreciation on our new centers opened in 2004 and early 2005.

Interest expense, net. Interest expense, net of interest income, was $3.8 million for the three months ended March 31, 2005, compared to $4.6 million for the three months ended March 31, 2004. This decrease was primarily the result of reduced average debt balances. Proceeds from the initial public offering and increased cash flows from operating activities allowed us to limit our borrowings during 2004 and early 2005.

Provision for income taxes. The provision for income taxes was $5.6 million for the three months ended March 31, 2005, compared to $4.0 million for the three months ended March 31, 2004. This $1.6 million increase was due to an increase in income before income taxes of $4.1 million.

Net income. As a result of the factors described above, net income was $8.1 million, or 9.1% of total revenue, for the three months ended March 31, 2005, compared to $5.6 million, or 7.6% of total revenue, for the three months ended March 31, 2004.

Liquidity and Capital Resources

Liquidity

Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash from operations. Principal liquidity needs have included the development of new sports, fitness and family recreation centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with available cash balances, cash flow from operations and our committed debt facilities and through the extension of the terms or our refinancing of our existing debt facilities, through sale leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and because we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.

Operating Activities

As of March 31, 2005, we had total cash and cash equivalents of $4.0 million and $11.3 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $6.9 million available under the terms of our revolving credit facility and $75.0 million available under our construction facility as of March 31, 2005.

Net cash provided by operating activities was $25.0 million for the three months ended March 31, 2005 compared to $20.8 million for the three months ended March 31, 2004. The increase of $4.2 million was primarily due to a $2.5 million increase in net income, or a $1.8 million increase in net income adjusted for non-cash charges.

Investing Activities

Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we make capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment has averaged approximately $22.5 million, which includes the land, the building and approximately $2.5 million of exercise equipment, furniture and fixtures.

Net cash used in investing activities was $33.2 million for the three months ended March 31, 2005, compared to $19.5 million for the three months ended March 31, 2004. The increase of $13.7 million was primarily due to capital expenditures for the construction of new centers and maintenance and updates to our existing centers.

Our total capital expenditures were as follows:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Cash purchases of property and equipment	$36,995	$22,488
Non-cash property and equipment purchases financed through notes payable	—	2,954
Non-cash property and equipment purchases financed through capital lease obligations	—	145

Total capital expenditures	$36,995	$25,587

The following schedule reflects capital expenditures by type of expenditure:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Capital expenditures for new construction	$29,475	$19,447
Capital expenditures for maintenance and updating existing centers and corporate infrastructure	7,520	6,140

Total capital expenditures	$36,995	$25,587

At March 31, 2005, we had purchased the real property for the six new current model centers that we plan to open in 2005, one of which had already opened. In addition, we had purchased the real property for two of the current model centers we plan to open in 2006, and we had entered into agreements to purchase real property for the development of the remaining five current model centers that we plan to open in 2006 and one of the current model centers we plan to open in 2007.

Financing Activities

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2005, compared to a use of $17.4 million for the three months ended March 31, 2004. The change of $19.4 million was primarily due to lower amounts of proceeds from long-term borrowings in the first quarter of 2004 compared to the first quarter of 2005.

On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). The U.S. Bank Facility provides a $200.0 million five-year revolving credit facility. Proceeds from the U.S. Bank Facility were used to retire all of the Company’s outstanding loans under the Antares Facility and the Term Loan Facility, each as defined below, and will be used to provide additional borrowing capacity.

In connection with the events described above, on April 15, 2005, we repaid all amounts outstanding under the Second Amended and Restated Credit Agreement dated as of July 19, 2001, by and among the Company, as Borrower, Antares Capital Corporation, as a Lender and as Agent for all Lenders, BNP Paribas, as a Lender and as Documentation Agent, and other financial institutions party thereto as Lenders (the “Antares Facility”) and terminated the Antares Facility. The Antares Facility was a $55.0 secured revolving credit facility that would have expired on June 30, 2005. On April 15, 2005, we also terminated the Amended and Restated Master Construction and Term Loan Agreement dated as of June 14, 2001, by and among the Company’s subsidiary, FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto (the “Term Loan Facility”). The Term

Loan Facility provided a $75.0 million construction credit facility that would have expired on January 1, 2006.

In addition to refinancing indebtedness under the Antares Facility and the Term Loan Facility, amounts borrowed under the U.S. Bank Facility may be used to finance the acquisition, construction and development of real property, improvements and fixtures for use in connection with health and fitness centers, make improvements to centers, finance permitted acquisitions and finance working capital requirements. As security for our obligations under the U.S. Bank Facility, we granted a security interest in all of our personal property pursuant to the terms of a Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.

We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in September 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of March 31, 2005, $130.9 million remained outstanding on the notes.

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

Our continued growth could place strains on our management, employees, information systems and internal controls which may adversely impact our business and the value of our shareholders’ investment.

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

We currently operate centers in eight states. During 2005, we plan to open six additional centers, one of which opened on March 4, 2005. Three of the remaining five openings in 2005 are in existing markets. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from existing centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because existing centers will represent an increasing proportion of our center base over time, our comparable-center revenue increases may be lower in future periods than in the past.

Another result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly opened centers to affect our center operating margins at these new centers. We also expect certain operating costs, particularly those related to occupancy, to be higher than in the past in some newly entered geographic regions. As a result of the impact of these rising costs, our total center contribution and operating margins may be lower in future periods than they have been in the past.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of March 31, 2005, we had total consolidated indebtedness of $210.7 million, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers and obligations under capital leases.

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

On April 15, 2005, we entered into a new $200 million five year revolving credit facility which replaced our existing $55.0 million revolving credit facility and our $75.0 million construction credit facility. As of April 15, 2005, in addition to the amount of indebtedness outstanding, we had access to an additional $160.0 million under this new facility. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.

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

The health club industry is highly competitive and our competitors may have greater name recognition than we have.

We compete with other health and fitness centers, physical fitness and recreational facilities established by local non-profit organizations, governments, hospitals, and businesses, amenity and condominium clubs and similar non-profit organizations, local salons, cafes and businesses offering similar ancillary services, and, to a lesser extent, racquet, tennis and other athletic clubs, country clubs, weight reducing salons and the home fitness equipment industry. Competitors, which may have greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost than us and may be able to collect membership fees without paying taxes, thereby allowing them to lower their prices. This competition may limit our ability to increase membership fees, retain members, attract new members and retain qualified personnel.

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

Use of our centers poses potential health or safety risks to members or guests through exertion and use of our equipment, swimming pools and other facilities and services. We cannot assure you that claims will not be asserted against us for injury or death suffered by someone using our facilities or services. In addition, the childcare services we offer at our centers expose us to claims related to childcare. Lastly, because we construct our own centers, we also face liability in connection with the construction of these centers.

We are subject to extensive government regulation, and changes in these regulations could have a negative effect on our financial condition and results of operations.

Various federal and state laws and regulations govern our operations, including:

•	general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale and collection of our memberships;

•	state and local health regulations; and

•	regulation of rehabilitation service providers.

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

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. We will be performing the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 by no later than December 31, 2005. However, we cannot be certain as to the timing of completion or our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the New York Stock Exchange, and if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and our stock price may be adversely affected.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that we have any significant risk related to interest rate fluctuations since we have primarily fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2004, and March 31, 2005, our floating rate indebtedness was approximately $37.3 million and $43.3 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the first three months of 2005, our interest costs would have increased by approximately $0.1 million. If short-term interest rates were to have increased by 100 basis points during the first three months of 2005, our interest income from cash equivalents would have increased by approximately $0.01 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

     Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2004 (File No. 001-32230)

10.2	2005 Key Executive Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 16, 2005 (File No. 001-32230)

10.3	Life Time Fitness, Inc. 2004 Long-Term Incentive Plan, as amended	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2005.

LIFE TIME FITNESS, INC.
By:
/s/ Bahram Akradi

Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:
/s/ Michael R. Robinson

Name: Michael R. Robinson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo

Name: John M. Hugo Title: Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2004 (File No. 001-32230)

10.2	2005 Key Executive Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 16, 2005 (File No. 001-32230)

10.3	Life Time Fitness, Inc. 2004 Long-Term Incentive Plan, as amended	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically