Form 10-Q
period 2005-06-30
LIFE TIME FITNESS INC
filed 2005-08-08
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares outstanding of the Registrant’s common stock as of July 15, 2005 was 34,834,666 common shares.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$346	$10,211
Accounts receivable, net	3,336	1,187
Inventories	4,733	4,971
Prepaid expenses and other current assets	7,890	7,275
Deferred membership origination costs	9,369	8,271
Deferred tax asset	1,597	1,597
Income tax receivable	1,682	4,579

Total current assets	28,953	38,091
PROPERTY AND EQUIPMENT, net	564,883	503,690
RESTRICTED CASH	3,873	12,092
DEFERRED MEMBERSHIP ORIGINATION COSTS	7,603	7,061
OTHER ASSETS	12,050	11,153

TOTAL ASSETS	$617,362	$572,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,870	$47,477
Accounts payable	7,629	5,762
Construction accounts payable	22,389	17,633
Accrued expenses	24,555	19,152
Deferred revenue	24,361	20,019

Total current liabilities	94,804	110,043
LONG-TERM DEBT, net of current portion	194,402	161,767
DEFERRED RENT LIABILITY	5,132	3,678
DEFERRED INCOME TAXES	32,827	33,701
DEFERRED REVENUE	13,966	12,264

Total liabilities	341,131	321,453

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding
Common stock, $.02 par value, 50,000,000 shares authorized; 34,803,404 and 33,791,610 shares issued and outstanding, respectively	696	676
Additional paid-in capital	217,187	209,931
Deferred compensation	(154)	(66)

Retained earnings	58,502	40,093

Total shareholders’ equity	276,231	250,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$617,362	$572,087

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE:
Membership dues	$64,313	$51,005	$124,790	$100,184
Enrollment fees	5,452	5,073	10,137	9,580
In-center revenue	24,029	17,856	46,702	35,114

Total center revenue	93,794	73,934	181,629	144,878
Other revenue	1,813	2,655	3,306	5,881

Total revenue	95,607	76,589	184,935	150,759
OPERATING EXPENSES:
Center operations	52,827	40,466	102,398	79,519
Advertising and marketing	2,619	2,774	6,910	6,454
General and administrative	7,331	5,599	13,821	11,549
Other operating	3,226	4,393	6,164	8,949
Depreciation and amortization	9,190	6,971	17,924	13,918

Total operating expenses	75,193	60,203	147,217	120,389

Income from operations	20,414	16,386	37,718	30,370
OTHER INCOME (EXPENSE):
Interest expense, net	(3,243)	(4,449)	(7,069)	(9,061)
Equity in earnings of affiliate	266	267	554	520

Total other expense	(2,977)	(4,182)	(6,515)	(8,541)

INCOME BEFORE INCOME TAXES	17,437	12,204	31,203	21,829

PROVISION FOR INCOME TAXES	7,150	4,993	12,794	8,970

NET INCOME	10,287	7,211	18,409	12,859
ACCRETION ON REDEEMABLE PREFERRED STOCK	—	1,737	—	3,474

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$10,287	$5,474	$18,409	$9,385

BASIC EARNINGS PER COMMON SHARE	$0.30	$0.34	$0.54	$0.58

DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.25	$0.51	$0.44

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	34,360	16,195	34,091	16,175

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	36,161	29,123	36,047	29,124

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,409	$12,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,924	13,918
Deferred income taxes	(874)	(118)
Loss on disposal of property, net	370	128
Amortization of deferred financing costs	701	704
Compensation related to stock options and restricted stock	215	149
Tax benefit from exercise of stock options	4,222	—
Changes in operating assets and liabilities	13,069	8,719

Net cash provided by operating activities	54,036	36,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(83,266)	(58,721)
Increase in construction accounts payable	4,756	9,894
Proceeds from sale of property	3,778	1,247
Increase in other assets	(425)	(2,592)
Decrease (increase) in restricted cash	8,219	(771)

Net cash used in investing activities	(66,938)	(50,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	112,641	26,466
Repayments on long-term borrowings	(111,613)	(29,172)
Increase in deferred financing costs	(1,174)	(976)
Proceeds from exercise of stock options	3,183	246

Net cash provided by (used in) financing activities	3,037	(3,436)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,865)	(18,020)
CASH AND CASH EQUIVALENTS — Beginning of period	10,211	18,446

CASH AND CASH EQUIVALENTS — End of period	$346	$426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $2,037 and $789, respectively	$7,934	$8,410

Cash payments for income taxes	$6,549	$6,819

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases financed through notes payable	$—	$2,954

Property and equipment purchases financed through capital lease obligations	$—	$145

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
2. Initial Public Offering and Capital Stock
     The registration statement filed in connection with the Company’s initial public offering, as filed with the SEC, was declared effective on June 29, 2004. The Company’s shares began trading on the New York Stock Exchange on June 30, 2004. The Company closed this transaction and received proceeds from the initial public offering on July 6, 2004. The initial public offering consisted of 11,385,000 shares of common stock, including the underwriters’ over-allotment option of 1,485,000 common shares. Of the shares of common stock sold in the initial public offering, the Company sold 4,774,941 shares, resulting in proceeds of $80,398, net of underwriting discounts and commissions and offering expenses payable by the Company of $7,939. The Company used a portion of the net proceeds to repay amounts outstanding under its previous revolving credit facility and to repay a loan under its previous construction facility that the Company used to finance the development of its center in Plano, Texas. The Company used the remaining net proceeds to finance its growth by opening additional centers.
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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income applicable to common shareholders — basic	$10,287	$5,474	$18,409	$9,385
Add back: accretion on redeemable preferred stock	—	1,737	—	3,474

Net income applicable to common shareholders — diluted	$10,287	$7,211	$18,409	$12,859

Weighted average number of common shares outstanding — basic	34,360	16,195	34,091	16,175
Effect of dilutive stock options and restricted stock awards	1,801	1,910	1,956	1,931
Effect of dilutive redeemable preferred shares	—	11,018	—	11,018

Weighted average number of common shares outstanding — diluted	36,161	29,123	36,047	29,124

Basic earnings per common share	$0.30	$0.34	$0.54	$0.58

Diluted earnings per common share	$0.28	$0.25	$0.51	$0.44

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income applicable to common shareholders — basic:
As reported	$10,287	$5,474	$18,409	$9,385

Pro forma	$9,097	$5,175	$16,550	$8,793

Basic earnings per common share:
As reported	$0.30	$0.34	$0.54	$0.58

Pro forma	$0.26	$0.32	$0.49	$0.54

Net income applicable to common shareholders — diluted:
As reported	$10,287	$7,211	$18,409	$12,859

Pro forma	$9,097	$6,912	$16,550	$12,268

Diluted earnings per common share:
As reported	$0.28	$0.25	$0.51	$0.44

Pro forma	$0.25	$0.24	$0.46	$0.42

5. Operating Segments
     The Company’s operations are conducted mainly through its sports and athletic, professional fitness, family recreation and resort/spa centers. The Company has aggregated the activities of its centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and each of the centers has similar expected economic characteristics, service and product offerings, customers and design. The Company’s chief operating decision maker uses EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, centers represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, café and other activities offered to members and non-member participants and rental income. Included in the “All Other” category in the table below is operating information related to media, athletic events, nutritional products sold to third parties, and a restaurant, and expenses, including interest expense, and corporate assets (including depreciation and amortization). The accounting policies of the centers and operations classified as “All Other” are the same as those described in the summary of significant accounting policies in the annual financial statements and notes included in the latest 10-K, as filed with the SEC.
     Financial data and reconciling information for the Company’s reporting segment to the consolidated amounts in the financial statements are as follows:

	Centers	All Other	Consolidated
Three months ended June 30, 2005:
Revenue	$93,794	$1,813	$95,607

Net income (loss)	$11,832	$(1,545)	$10,287
Provision (benefit) for income taxes	8,223	(1,073)	7,150
Interest expense, net	2,867	376	3,243
Depreciation and amortization	7,570	1,620	9,190

EBITDA	$30,492	$(622)	$29,870

Total assets	$546,941	$70,421	$617,362

Three months ended June 30, 2004:
Revenue	$73,934	$2,655	$76,589

Net income (loss)	$9,306	$(2,095)	$7,211
Provision (benefit) for income taxes	6,449	(1,456)	4,993
Interest expense, net	4,058	391	4,449
Depreciation and amortization	5,600	1,371	6,971

EBITDA	$25,413	$(1,789)	$23,624

Total assets	$410,934	$73,811	$484,745

Six months ended June 30, 2005:
Revenue	$181,629	$3,306	$184,935

Net income (loss)	$21,378	$(2,969)	$18,409
Provision (benefit) for income taxes	14,857	(2,063)	12,794
Interest expense, net	6,187	882	7,069
Depreciation and amortization	14,785	3,139	17,924

EBITDA	$57,207	$(1,011)	$56,196

Total assets	$546,941	$70,421	$617,362

Six months ended June 30, 2004:
Revenue	$144,878	$5,881	$150,759

Net income (loss)	$17,011	$(4,152)	$12,859
Provision (benefit) for income taxes	11,855	(2,885)	8,970
Interest expense, net	8,236	825	9,061
Depreciation and amortization	11,192	2,726	13,918

EBITDA	$48,294	$(3,486)	$44,808

Total assets	$410,934	$73,811	$484,745

     For the periods presented, the Company changed certain allocations, primarily the “provision (benefit) for income taxes” to better represent the costs specifically related to those businesses.

6. Supplementary Cash Flow Information
     Changes in operating assets and liabilities are as follows:

	For the Six Months Ended
	June 30,
	2005	2004
Accounts receivable	$(2,149)	$(929)
Income taxes receivable	2,897	1,314
Inventories	238	372
Prepaids and other current assets	(615)	1,296
Deferred membership origination costs	(2,070)	(492)
Accounts payable	1,867	(653)
Accrued expenses	5,403	4,153
Deferred revenue	6,044	3,160
Deferred rent	1,454	498

	$13,069	$8,719

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

Overview
We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of July 15, 2005, we operated 42 centers primarily in suburban locations across eight states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening our first center in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We opened five centers in 2002, four centers in 2003, and six centers in 2004. We have opened three current model centers in 2005 and plan to open three additional current model centers in 2005. We plan to open seven current model centers in 2006.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable-center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because existing centers will represent an increasing proportion of our center base over time, our comparable-center revenue increases may be lower in future periods than in the past. Of the six new centers we have opened or plan to open in 2005, four will be in existing markets. We do not expect that operating costs of our planned new centers will be higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers is that our consolidated center operating margins may be lower than they have been historically while the centers build membership base. This is due to new centers incurring pre-opening expenses and experiencing lower revenue volumes than existing centers. For example, by the end of the third quarter of 2005, we expect to have nine current model centers in their first year of operations, compared to four current model centers and one smaller center in their first year of operations at the end of the third quarter of 2004, which may reduce center operating margins for the third quarter of 2005. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as average center revenue per membership, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of revenue and comparable-center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include growth of center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates.
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
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth, in-center businesses, and our media, nutritional product and athletic event businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media and athletic events businesses, our nutritional products sold to third parties, our restaurant and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in presale activities.
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center total, on average, approximately $22.5 million, which could vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium. We expect the total cost of new centers constructed in 2005 to increase above the $22.5 million average due to higher land costs and higher construction costs in other states where we are opening centers. We perform maintenance and make improvements on our centers and equipment every year. We conduct a more thorough remodeling project at each center approximately every four to six years.
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

Results of Operations
     The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the three and six-month periods ended June 30, 2005, and 2004.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue
Center revenue:
Membership dues	67.3%	66.6%	67.5%	66.5%
Enrollment fees	5.7	6.6	5.5	6.4
In-center revenue	25.1	23.3	25.2	23.2

Total center revenue	98.1	96.5	98.2	96.1
Other revenue	1.9	3.5	1.8	3.9

Total revenue	100.0	100.0	100.0	100.0

Operating expenses

Center operations	55.3	52.8	55.4	52.7
Advertising and marketing	2.7	3.6	3.7	4.3
General and administrative	7.7	7.3	7.5	7.7
Other operating	3.3	5.8	3.3	6.0
Depreciation and amortization	9.6	9.1	9.7	9.2

Total operating expenses	78.6	78.6	79.6	79.9
Income from operations	21.4	21.4	20.4	20.1
Interest expense, net	3.4	5.8	3.8	5.9
Equity in earnings of affiliate	0.3	0.3	0.3	0.3

Total other expense	3.1	5.5	3.5	5.6
Income before income taxes	18.3	15.9	16.9	14.5
Provision for income taxes	7.5	6.5	6.9	6.0

Net income	10.8%	9.4%	10.0%	8.5%

Other financial and operating data:
Average center revenue per membership	$294	$282	$585	$567
Average in-center revenue per membership	$75	$68	$150	$136
Centers open at end of period	41	34	41	34
Number of memberships at end of period	335,816	277,924	335,816	277,924
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Total revenue. Total revenue increased $19.0 million, or 24.8%, to $95.6 million for the three months ended June 30, 2005, from $76.6 million for the three months ended June 30, 2004.
Total center revenue grew $19.9 million, or 26.9%, to $93.8 million for the three months ended June 30, 2005, from $73.9 million for the three months ended June 30, 2004. Comparable-center revenue increased 7.0% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Of the $19.9 million increase in total center revenue,
•	67.0% was from membership dues, which increased $13.3 million, due to increased memberships at new and existing centers.

•	31.1% was from in-center revenue, which increased $6.2 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $75 for the three months ended June 30, 2005, from $68 for the three months ended June 30, 2004.

•	1.9% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.4 million for the three months ended June 30, 2005 to $5.5 million. Our number of memberships increased 20.8%, to 335,816 at June 30, 2005, from 277,924 at June 30, 2004.
Other revenue decreased 31.7%, to $1.8 million for the three months ended June 30, 2005, which was primarily due to decreased revenue generated from sales in our nutritionals division as a result of our discontinuation of selling our nutritional products at third party retailers.
Center operations expenses. Center operations expenses totaled $52.8 million, or 56.3% of total center revenue (or 55.3% of total revenue), for the three months ended June 30, 2005 compared to $40.5 million, or 54.7% of total center revenue (or 52.8% of total revenue), for the three months ended June 30, 2004. This $12.4 million increase primarily consisted of an increase of $5.7 million in payroll-related costs to support increased memberships at new and existing centers and increased expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower operating margins associated with new centers. At June 30, 2005, we had seven centers in the first year of operations compared to four centers in the first year of operations at June 30, 2004.
Advertising and marketing expenses. Advertising and marketing expenses were $2.6 million, or 2.7% of total revenue, for the three months ended June 30, 2005, compared to $2.8 million, or 3.6% of total revenue, for the three months ended June 30, 2004. As a percentage of total revenue, these expenses decreased primarily due to lower advertising costs associated with our nutritional business.
General and administrative expenses. General and administrative expenses were $7.3 million, or 7.7% of total revenue, for the three months ended June 30, 2005, compared to $5.6 million, or 7.3% of total revenue, for the three months ended June 30, 2004. This $1.7 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004 and the first half of 2005, as well as costs associated with being a publicly held company. As a percentage of total revenue, general and administrative costs increased primarily due to costs associated with our leadership conference held in May 2005 and Sarbanes-Oxley readiness expenses. This increase in costs was partially offset by economies of scale achieved in shared service functions, including member relations and procurement, as our membership and center base expanded.
Other operating expenses. Other operating expenses were $3.2 million for the three months ended June 30, 2005, compared to $4.4 million for the three months ended June 30, 2004. This $1.2 million decrease was primarily due to lower costs associated with our athletic events and nutritional product businesses.
Depreciation and amortization. Depreciation and amortization was $9.2 million for the three months ended June 30, 2005, compared to $7.0 million for the three months ended June 30, 2004. This $2.2 million increase was due primarily to depreciation on our new centers opened in 2004 and early 2005.
Interest expense, net. Interest expense, net of interest income, was $3.2 million for the three months ended June 30, 2005, compared to $4.4 million for the three months ended June 30, 2004. This decrease was primarily the result of reduced average debt balances. Proceeds from the initial public offering and increased cash flows from operating activities allowed us to limit our borrowings during 2004 and early 2005.
Provision for income taxes. The provision for income taxes was $7.2 million for the three months ended June 30, 2005, compared to $5.0 million for the three months ended June 30, 2004. This $2.2 million increase was due to an increase in income before income taxes of $5.2 million.

Net income. As a result of the factors described above, net income was $10.3 million, or 10.8% of total revenue, for the three months ended June 30, 2005, compared to $7.2 million, or 9.4% of total revenue, for the three months ended June 30, 2004.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Total revenue. Total revenue increased $34.2 million, or 22.7%, to $184.9 million for the six months ended June 30, 2005, from $150.8 million for the six months ended June 30, 2004.
Total center revenue grew $36.8 million, or 25.4%, to $181.6 million for the six months ended June 30, 2005, from $144.9 million for the six months ended June 30, 2004. Comparable-center revenue increased 7.6% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Of the $36.8 million increase in total center revenue,
•	67.0% was from membership dues, which increased $24.6 million, due to increased memberships at new and existing centers.

•	31.5% was from in-center revenue, which increased $11.6 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $150 for the six months ended June 30, 2005, from $136 for the six months ended June 30, 2004.

•	1.5% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.6 million for the six months ended June 30, 2005 to $10.1 million. Our number of memberships increased 20.8%, to 335,816 at June 30, 2005, from 277,924 at June 30, 2004.
Other revenue decreased 43.8%, to $3.3 million for the six months ended June 30, 2005, which was primarily due to decreased revenue generated from external sales in our nutritionals division as a result of our discontinuation of selling our nutritional products at third party retailers.
Center operations expenses. Center operations expenses totaled $102.4 million, or 56.4% of total center revenue (or 55.4% of total revenue), for the six months ended June 30, 2005 compared to $79.5 million, or 54.9% of total center revenue (or 52.7% of total revenue), for the six months ended June 30, 2004. This $22.9 million increase primarily consisted of an increase of $10.7 million in payroll-related costs to support increased memberships at new and existing centers and increased expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower operating margins associated with new centers. At June 30, 2005, we had seven centers in the first year of operations compared to four centers in the first year of operations at June 30, 2004.
Advertising and marketing expenses. Advertising and marketing expenses were $6.9 million, or 3.7% of total revenue, for the six months ended June 30, 2005, compared to $6.5 million, or 4.3% of total revenue, for the six months ended June 30, 2004. As a percentage of total revenue, these expenses decreased primarily due to lower advertising costs associated with our nutritional business.
General and administrative expenses. General and administrative expenses were $13.8 million, or 7.5% of total revenue, for the six months ended June 30, 2005, compared to $11.5 million, or 7.7% of total revenue, for the six months ended June 30, 2004. This $2.3 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004 and the first half of 2005, as well as costs associated with being a publicly held company and costs associated with our leadership conference held in May 2005. As a percentage of total revenue, general and administrative costs decreased primarily due to economies of scale achieved in shared service functions, including member relations and procurement, as our membership and center base expanded.

Other operating expenses. Other operating expenses were $6.2 million for the six months ended June 30, 2005, compared to $8.9 million for the six months ended June 30, 2004. This $2.7 million decrease was primarily due to lower costs associated with our athletic events and nutritional product businesses.
Depreciation and amortization. Depreciation and amortization was $17.9 million for the six months ended June 30, 2005, compared to $13.9 million for the six months ended June 30, 2004. This $4.0 million increase was due primarily to depreciation on our new centers opened in 2004 and early 2005.
Interest expense, net. Interest expense, net of interest income, was $7.1 million for the six months ended June 30, 2005, compared to $9.1 million for the six months ended June 30, 2004. This decrease was primarily the result of reduced average debt balances. Proceeds from the initial public offering and increased cash flows from operating activities allowed us to limit our borrowings during 2004 and early 2005.
Provision for income taxes. The provision for income taxes was $12.8 million for the six months ended June 30, 2005, compared to $9.0 million for the six months ended June 30, 2004. This $3.8 million increase was due to an increase in income before income taxes of $9.4 million.
Net income. As a result of the factors described above, net income was $18.4 million, or 10.0% of total revenue, for the six months ended June 30, 2005, compared to $12.9 million, or 8.5% of total revenue, for the six months ended June 30, 2004.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash from operations. Principal liquidity needs have included the development of new sports and athletic, professional fitness, family recreation and resort/spa centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with available cash balances, cash flow from operations and our committed debt facility and through the extension of the terms or our refinancing of our existing debt facility, through sale leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and because we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.
Operating Activities
As of June 30, 2005, we had total cash and cash equivalents of $0.3 million and $3.9 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $150.5 million available under our revolving credit facility as of June 30, 2005.
Net cash provided by operating activities was $54.0 million for the six months ended June 30, 2005 compared to $36.4 million for the six months ended June 30, 2004. The increase of $17.6 million was primarily due to a $12.1 million increase in net income adjusted for non-cash charges.

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
Net cash used in investing activities was $66.9 million for the six months ended June 30, 2005, compared to $50.9 million for the six months ended June 30, 2004. The increase of $16.0 million was primarily due to capital expenditures for the construction of new centers and maintenance and updates to our existing centers.
Our total capital expenditures were as follows:

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Purchases of property and equipment	$83,266	$58,721
Non-cash property and equipment purchases financed through notes payable	—	2,954
Non-cash property and equipment purchases financed through capital lease obligations	—	145

Total capital expenditures	$83,266	$61,820

The following schedule reflects capital expenditures by type of expenditure:

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Capital expenditures for new construction	$68,307	$50,164
Capital expenditures for maintenance and updating existing centers and corporate infrastructure	14,959	11,656

Total capital expenditures	$83,266	$61,820

At June 30, 2005, we had purchased the real property for the six new current model centers that we plan to open in 2005, two of which had already opened. In addition, we had purchased the real property for four of the current model centers we plan to open in 2006, and we had entered into agreements to purchase real property for the development of the remaining three current model centers that we plan to open in 2006 and three of the current model centers we plan to open in 2007.
Financing Activities
Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2005, compared to a use of $3.4 million for the six months ended June 30, 2004. The change of $6.4 million was primarily due to lower amounts of proceeds from long-term borrowings in the first and second quarters of 2004 compared to the first and second quarters of 2005.

On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). The U.S. Bank Facility provides a $200.0 million five-year revolving credit facility. Proceeds from the U.S. Bank Facility were used to retire all of our outstanding loans under the Antares Facility and the Term Loan Facility, each as defined below, and will be used to provide additional borrowing capacity. As of June 30, 2005, $49.5 million was outstanding on the U.S. Bank Facility.
In connection with the events described above, on April 15, 2005, we repaid all amounts outstanding under the Second Amended and Restated Credit Agreement dated as of July 19, 2001, by and among us, as Borrower, Antares Capital Corporation, as a Lender and as Agent for all Lenders, BNP Paribas, as a Lender and as Documentation Agent, and other financial institutions party thereto as Lenders (the “Antares Facility”) and terminated the Antares Facility. The Antares Facility was a $55.0 secured revolving credit facility that would have expired on June 30, 2005. On April 15, 2005, we also terminated the Amended and Restated Master Construction and Term Loan Agreement dated as of June 14, 2001, by and among our subsidiary, FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto (the “Term Loan Facility”). The Term Loan Facility provided a $75.0 million construction credit facility that would have expired on January 1, 2006.
In addition to refinancing indebtedness under the Antares Facility and the Term Loan Facility, amounts borrowed under the U.S. Bank Facility may be used to finance the acquisition, construction and development of real property, improvements and fixtures for use in connection with centers, make improvements to centers, finance permitted acquisitions and finance working capital requirements. As security for our obligations under the U.S. Bank Facility, we granted a security interest in all of our personal property pursuant to the terms of a Security Agreement, dated as of April 15, 2005, among us and U.S. Bank National Association, as administrative agent.
We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in September 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of June 30, 2005, $129.8 million remained outstanding on the notes.

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
The opening of new centers in existing locations may negatively impact our comparable-center revenue increases and our operating margins.
We currently operate centers in eight states. During 2005, we plan to open six additional centers, three of which opened by July 15, 2005. One of the remaining three openings in 2005 is in an existing market. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from existing centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because existing centers will represent an increasing proportion of our center base over time, our comparable-center revenue increases may be lower in future periods than in the past.
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
As of June 30, 2005, we had total consolidated indebtedness of $210.3 million, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers and obligations under capital leases.
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
On April 15, 2005, we entered into a new $200.0 million five-year revolving credit facility which replaced our existing $55.0 million revolving credit facility and our $75.0 million construction credit facility. As of June 30, 2005, in addition to the amount of indebtedness outstanding, we had access to an additional $150.5 million under this new facility. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.
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
As of July 15, 2005, we operate multiple centers in several metropolitan areas, including 15 in the Minneapolis/St. Paul market, seven in the Chicago market, six in the Detroit market, and five in the Dallas market, with continued planned expansion in these and other markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
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
We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002
We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. We will be performing the management assessment and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 by no later than December 31, 2005. However, we cannot be certain as to the timing of completion or our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the New York Stock Exchange, and if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and our stock price may be adversely affected.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we have any significant risk related to interest rate fluctuations since we have primarily fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2004, and June 30, 2005, our floating rate indebtedness was approximately $37.3 million and $47.1 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the first six months of 2005, our interest costs would have increased by approximately $0.2 million. If short-term interest rates were to have increased by 100 basis points during the first six months of 2005, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at June 30, 2005.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held on May 5, 2005, the shareholders voted on the following:
1. Proposal to elect a board of six directors, to serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The following directors were elected based on the votes listed below:

Nominee	For	Withheld
Bahram Akradi	28,215,570	46,901
Timothy C. DeVries	27,878,975	383,496
James F. Halpin	27,880,010	382,461
Guy C. Jackson	28,221,555	40,916
David A. Landau	27,878,022	384,449
Stephen R. Sefton	28,221,555	40,916
2. Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The proposal passed on a vote of 21,178,734 in favor, 80,475 against, 3,262 abstentions and no broker non-votes.
As of the close of business on the record date for the meeting, which was March 9, 2005, there were 33,857,179 shares of common stock outstanding and entitled to vote at the meeting. Each share of common stock was entitled to one vote per share.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Credit Agreement, dated as of April 15, 2005, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230)

10.2	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2005.

LIFE TIME FITNESS, INC.
By:
/s/ Bahram Akradi

Name: Bahram Akradi
Title: Chairman of the Board of Directors, President and Chief
Executive Officer
(Principal Executive Officer and Director)

By:
/s/ Michael R. Robinson

Name: Michael R. Robinson
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:
/s/ John M. Hugo

Name: John M. Hugo
Title: Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Page
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Credit Agreement, dated as of April 15, 2005, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230)

10.2	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically