Form 10-Q
period 2005-09-30
LIFE TIME FITNESS INC
filed 2005-11-07
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 15, 2005 was 35,097,267 common shares.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$923	$10,211
Accounts receivable, net	3,705	1,187
Inventories	4,984	4,971
Prepaid expenses and other current assets	7,274	7,275
Deferred membership origination costs	9,500	8,271
Deferred tax asset	—	1,597
Income tax receivable	1,879	4,579

Total current assets	28,265	38,091
PROPERTY AND EQUIPMENT, net	600,724	503,690
RESTRICTED CASH	5,200	12,092
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,003	7,061
OTHER ASSETS	13,473	11,153

TOTAL ASSETS	$655,665	$572,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,964	$47,477
Accounts payable	7,980	5,762
Construction accounts payable	22,142	17,633
Accrued expenses	25,764	19,152
Deferred revenue	23,184	20,019

Total current liabilities	94,034	110,043
LONG-TERM DEBT, net of current portion	218,546	161,767
DEFERRED RENT LIABILITY	5,354	3,678
DEFERRED INCOME TAXES	35,114	33,701
DEFERRED REVENUE	14,293	12,264

Total liabilities	367,341	321,453

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding
Common stock, $.02 par value, 50,000,000 shares authorized; 34,953,816 and 33,791,610 shares issued and outstanding, respectively	700	676
Additional paid-in capital	221,002	209,931
Deferred compensation	(2,616)	(66)
Retained earnings	69,238	40,093

Total shareholders’ equity	288,324	250,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$655,665	$572,087

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE:
Membership dues	$67,589	$52,477	$192,379	$152,662
Enrollment fees	5,279	5,185	15,415	14,764
In-center revenue	25,680	18,290	72,383	53,404

Total center revenue	98,548	75,952	280,177	220,830
Other revenue	3,064	3,233	6,370	9,114

Total revenue	101,612	79,185	286,547	229,944
OPERATING EXPENSES:
Center operations	56,631	42,529	159,029	122,048
Advertising and marketing	4,161	2,838	11,072	9,292
General and administrative	6,536	4,302	20,357	15,852
Other operating	3,014	4,637	9,178	13,586
Depreciation and amortization	10,095	7,489	28,019	21,407

Total operating expenses	80,437	61,795	227,655	182,185

Income from operations	21,175	17,390	58,892	47,759
OTHER INCOME (EXPENSE):
Interest expense, net	(3,278)	(4,285)	(10,347)	(13,346)
Equity in earnings of affiliate	283	257	836	778

Total other expense	(2,995)	(4,028)	(9,511)	(12,568)

INCOME BEFORE INCOME TAXES	18,180	13,362	49,381	35,191
PROVISION FOR INCOME TAXES	7,443	5,458	20,236	14,428

NET INCOME	10,737	7,904	29,145	20,763
ACCRETION ON REDEEMABLE PREFERRED STOCK	—	95	—	3,570

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$10,737	$7,809	$29,145	$17,193

BASIC EARNINGS PER COMMON SHARE	$0.31	$0.24	$0.85	$0.79

DILUTED EARNINGS PER COMMON SHARE	$0.29	$0.22	$0.81	$0.65

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,846	32,533	34,343	21,628

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	36,476	35,385	36,201	32,177

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,145	$20,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,019	21,407
Deferred income taxes	3,011	3,505
Loss on disposal of property, net	421	318
Amortization of deferred financing costs	864	1,137
Compensation related to stock options and restricted stock	269	213
Tax benefit from exercise of stock options	4,916	733
Changes in operating assets and liabilities	13,457	3,650

Net cash provided by operating activities	80,102	51,726
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(122,155)	(94,682)
Increase (decrease) in construction accounts payable	(2,682)	1,862
Proceeds from sale of property	3,842	1,249
Increase in other assets	(1,740)	(1,761)
Decrease (increase) in restricted cash	6,892	(1,995)

Net cash used in investing activities	(115,843)	(95,327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	228,581	26,977
Repayments on long-term borrowings	(204,314)	(65,292)
Increase in deferred financing costs	(1,174)	(1,061)
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	80,653
Proceeds from exercise of stock options	3,360	887

Net cash provided by financing activities	26,453	42,164

DECREASE IN CASH AND CASH EQUIVALENTS	(9,288)	(1,437)
CASH AND CASH EQUIVALENTS — Beginning of period	10,211	18,446

CASH AND CASH EQUIVALENTS — End of period	$923	$17,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $3,046 and $1,091, respectively	$11,714	$12,549

Cash payments for income taxes	$9,610	$8,786

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases financed through notes payable	$—	$2,954

Property and equipment purchases financed through capital lease obligations	$—	$145

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Life Time Fitness, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present consolidated financial position, results of operations and cash flows for the periods have been included.
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2004.
Certain prior period amounts have been reclassified to conform with the current period presentation.
2. Initial Public Offering and Capital Stock
The registration statement filed in connection with the Company’s initial public offering, as filed with the SEC, was declared effective on June 29, 2004. The Company’s shares began trading on the New York Stock Exchange on June 30, 2004. The Company closed this transaction and received proceeds from the initial public offering on July 6, 2004. The initial public offering consisted of 11,385,000 shares of common stock, including the underwriters’ over-allotment option of 1,485,000 common shares. Of the shares of common stock sold in the initial public offering, the Company sold 4,774,941 shares, resulting in proceeds of $80,398, net of underwriting discounts and commissions and offering expenses payable by the Company of $7,939. The Company used a portion of the net proceeds to repay amounts outstanding under its previous revolving credit facility. The Company used the remaining net proceeds to finance its growth by opening additional centers.
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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income applicable to common shareholders – basic	$10,737	$7,809	$29,145	$17,193
Add back: accretion on redeemable preferred stock	—	95	—	3,570

Net income applicable to common shareholders – diluted	$10,737	$7,904	$29,145	$20,763

Weighted average number of common shares outstanding – basic	34,846	32,533	34,343	21,628
Effect of dilutive stock options and restricted stock awards	1,630	2,166	1,858	1,930
Effect of dilutive redeemable preferred shares	—	686	—	8,619

Weighted average number of common shares outstanding – diluted	36,476	35,385	36,201	32,177

Basic earnings per common share	$0.31	$0.24	$0.85	$0.79

Diluted earnings per common share	$0.29	$0.22	$0.81	$0.65

4. Stock-Based Compensation
The Company has stock option and incentive plans for employees, directors and consultants and accounts for these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. If compensation cost for these plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income applicable to common shareholders, basic EPS and diluted EPS would have been reduced to the following pro forma amounts:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income applicable to common shareholders — basic:
As reported	$10,737	$7,809	$29,145	$17,193

Pro forma	$8,944	$7,120	$25,494	$15,913

Basic earnings per common share:
As reported	$0.31	$0.24	$0.85	$0.79

Pro forma	$0.26	$0.22	$0.74	$0.74

Net income applicable to common shareholders — diluted:
As reported	$10,737	$7,904	$29,145	$20,763

Pro forma	$8,944	$7,215	$25,494	$19,483

Diluted earnings per common share:
As reported	$0.29	$0.22	$0.81	$0.65

Pro forma	$0.25	$0.20	$0.70	$0.61

The pro forma net income applicable to common shareholders, basic and diluted, for both the three and nine month periods ended September 30, 2005, includes the compensation cost related to the vesting of certain of the options that were granted to certain members of management at or around the time of our initial public offering. Twenty percent of these shares vested after the public market price of our common stock remained above $25.00 for the consecutive 90 calendar day period ending May 25, 2005. Twenty percent of these shares vested after the public market price of our common stock remained above $30.00 for the consecutive 90 calendar day period ending September 7, 2005. The effect of this vesting, on a pro forma basis, was $996 for the three months ended September 30, 2005, and $1,434 for the nine months ended September 30, 2005.
5. Long-Term Debt
On April 15, 2005, the Company entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). The U.S. Bank Facility provides a $200.0 million five-year revolving credit facility. Proceeds from the U.S. Bank Facility were used to retire all outstanding loans under the Antares Facility and the Term Loan Facility, each as defined below, and will be used to provide additional borrowing capacity. As of September 30, 2005, $77.0 million was outstanding on the U.S. Bank Facility.
In connection with the events described above, on April 15, 2005, the Company repaid all amounts outstanding under the Second Amended and Restated Credit Agreement dated as of July 19, 2001, by and among the Company, as Borrower, Antares Capital Corporation, as a Lender and as Agent for all Lenders, BNP Paribas, as a Lender and as Documentation Agent, and other financial institutions party thereto as Lenders (the “Antares Facility”) and terminated the Antares Facility. The Antares Facility was a $55.0 secured revolving credit facility that would have expired on September 30, 2005. On April 15, 2005, the Company also terminated the Amended and Restated Master Construction and Term Loan Agreement dated as of June 14, 2001, by and among the Company’s subsidiary, FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto (the “Term Loan Facility”). The Term Loan Facility provided a $75.0 million construction credit facility that would have expired on January 1, 2006.
In addition to refinancing indebtedness under the Antares Facility and the Term Loan Facility, amounts borrowed under the U.S. Bank Facility may be used to finance the acquisition, construction and development of real property, improvements and fixtures for use in connection with centers, make improvements to centers, finance permitted acquisitions and finance working capital requirements. As security for the obligations under the U.S. Bank Facility, the Company granted a security interest in all personal property pursuant to the terms of a Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.
6. Operating Segments
The Company’s operations are conducted mainly through its sports and athletic, professional fitness, family recreation and resort/spa centers. The Company has aggregated the activities of its centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and each of the centers has similar expected economic characteristics, service and product offerings, customers and design. The Company’s chief operating decision maker uses EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, centers represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, café and other activities offered to members and non-member participants and rental income. Included in the “All Other” category in the table below is operating information related to media, athletic events, nutritional products sold at third party retailers, and a restaurant, and expenses, including interest expense, and corporate assets (including depreciation and amortization). The accounting policies of the centers and operations classified as “All Other” are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC.
Financial data and reconciling information for the Company’s reporting segment to the consolidated amounts in the financial statements are as follows:

	Centers	All Other	Consolidated
Three months ended September 30, 2005:
Revenue	$98,548	$3,064	$101,612

Net income (loss)	$12,065	$(1,328)	$10,737
Provision (benefit) for income taxes	8,366	(923)	7,443
Interest expense, net	3,100	178	3,278
Depreciation and amortization	8,351	1,744	10,095

EBITDA	$31,882	$(329)	$31,553

Total assets	$582,981	$72,684	$655,665

Three months ended September 30, 2004:
Revenue	$75,952	$3,233	$79,185

Net income (loss)	$9,421	$(1,517)	$7,904
Provision (benefit) for income taxes	6,513	(1,055)	5,458
Interest expense, net	3,810	475	4,285
Depreciation and amortization	6,066	1,423	7,489

EBITDA	$25,810	$(674)	$25,136

Total assets	$462,886	$76,395	$539,281

Nine months ended September 30, 2005:
Revenue	$280,177	$6,370	$286,547

Net income (loss)	$33,442	$(4,297)	$29,145
Provision (benefit) for income taxes	23,222	(2,986)	20,236
Interest expense, net	9,287	1,060	10,347
Depreciation and amortization	23,136	4,883	28,019

EBITDA	$89,087	$(1,340)	$87,747

Total assets	$582,981	$72,684	$655,665

Nine months ended September 30, 2004:
Revenue	$220,830	$9,114	$229,944

Net income (loss)	$26,432	$(5,669)	$20,763
Provision (benefit) for income taxes	18,368	(3,940)	14,428
Interest expense, net	12,046	1,300	13,346
Depreciation and amortization	17,258	4,149	21,407

EBITDA	$74,104	$(4,160)	$69,944

Total assets	$462,886	$76,395	$539,281

For the periods presented, the Company changed certain allocations, primarily the “provision (benefit) for income taxes” to better represent the costs specifically related to those businesses.

7. Supplementary Cash Flow Information
Changes in operating assets and liabilities are as follows:

	For the Nine Months Ended
	September 30,
	2005	2004
Accounts receivable	$(2,518)	$(1,406)
Income taxes receivable	2,700	(1,487)
Inventories	(13)	147
Prepaids and other current assets	1	(696)
Deferred membership origination costs	(2,171)	(875)
Accounts payable	1,976	(1,849)
Accrued expenses	6,612	7,168
Deferred revenue	5,194	1,892
Deferred rent	1,676	756

	$13,457	$3,650

8. Commitments and Contingencies
Litigation — The Company is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.
9. New and Proposed Accounting Pronouncements
The FASB revised SFAS No. 123 in December 2004 and issued SFAS No. 123(R), Share-Based Payment. This Statement supercedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of compensation expense for employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. As a result, the Company is required to adopt SFAS No. 123(R) as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. The Company is in the process of determining which method of adoption it will elect.

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
Overview
We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of September 30, 2005, we operated 44 centers primarily in suburban locations across eight states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening our first center in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We opened five centers in 2002, four centers in 2003, and six centers in 2004. We have opened five current model centers in 2005 and plan to open one additional current model center in 2005. We plan to open seven current model centers and one smaller center in 2006.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable-center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because existing centers will represent an increasing proportion of our center base over time, our comparable-center revenue increases may be lower in future periods than in the past. Of the six new centers we have opened or plan to open in 2005, four are in existing markets. We do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers is that our consolidated center operating margins may be lower than they have been historically while the centers build membership base. This is due to new centers incurring pre-opening expenses and experiencing lower revenue volumes than existing centers. For example, at the end of the third quarter of 2005, we had eight current model centers and one other large center in their first year of operations, compared to four current model centers and one smaller center in their first year of operations at the end of the third quarter of 2004, which reduced center operating margins for the third quarter of 2005. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
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
We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which is 36 months. Second, we generate revenue, which we refer to as in-center revenue, at our centers from fees for personal training, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, sales of products to our members from our e-commerce store, and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, including our media and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes sales of our nutritional products at third party retailers and revenue from our restaurant located in the building where we operate a center designed as an urban executive facility in downtown Minneapolis, Minnesota.
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
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center totaled, on average, approximately $22.5 million through 2004, which could vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium. We expect the total cost of new centers constructed in 2005 to increase above the $22.5 million average due to higher land costs and higher construction costs in other states where we are opening centers. We perform maintenance and make improvements on our centers and equipment every year. We conduct a more thorough remodeling project at each center approximately every four to six years.

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
Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the three and nine-month periods ended September 30, 2005, and 2004.

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenue
Center revenue:
Membership dues	66.5%	66.3%	67.1%	66.4%
Enrollment fees	5.2	6.5	5.4	6.4
In-center revenue	25.3	23.1	25.3	23.2

Total center revenue	97.0	95.9	97.8	96.0
Other revenue	3.0	4.1	2.2	4.0

Total revenue	100.0	100.0	100.0	100.0

Operating expenses

Center operations	55.7	53.7	55.5	53.1
Advertising and marketing	4.1	3.6	3.9	4.0
General and administrative	6.4	5.4	7.1	6.9
Other operating	3.1	5.8	3.2	5.9
Depreciation and amortization	9.9	9.5	9.8	9.3

Total operating expenses	79.2	78.0	79.5	79.2
Income from operations	20.8	22.0	20.5	20.8
Interest expense, net	3.2	5.4	3.6	5.8
Equity in earnings of affiliate	0.3	0.3	0.3	0.3

Total other expense	2.9	5.1	3.3	5.5
Income before income taxes	17.9	16.9	17.2	15.3
Provision for income taxes	7.3	6.9	7.0	6.3

Net income	10.6%	10.0%	10.2%	9.0%

Other financial and operating data:
Average center revenue per membership	$298	$280	$883	$848
Average in-center revenue per membership	$78	$67	$228	$205
Centers open at end of period	44	35	44	35
Number of memberships at end of period	345,818	285,975	345,818	285,975

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Total revenue. Total revenue increased $22.4 million, or 28.3%, to $101.6 million for the three months ended September 30, 2005, from $79.2 million for the three months ended September 30, 2004.
Total center revenue grew $22.6 million, or 29.8%, to $98.6 million for the three months ended September 30, 2005, from $76.0 million for the three months ended September 30, 2004. Comparable-center revenue increased 7.9% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Of the $22.6 million increase in total center revenue,
•	66.9% was from membership dues, which increased $15.1 million, due to increased memberships at new and existing centers.

•	32.7% was from in-center revenue, which increased $7.4 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $78 for the three months ended September 30, 2005, from $67 for the three months ended September 30, 2004.

•	0.4% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.1 million for the three months ended September 30, 2005 to $5.3 million. Our number of memberships increased 20.9%, to 345,818 at September 30, 2005, from 285,975 at September 30, 2004.
Other revenue decreased 5.2%, to $3.1 million for the three months ended September 30, 2005, which was primarily due to decreased revenue generated from sales in our nutritionals division as a result of our phase out of selling our nutritional products at third party retailers.
Center operations expenses. Center operations expenses totaled $56.6 million, or 57.5% of total center revenue (or 55.7% of total revenue), for the three months ended September 30, 2005 compared to $42.5 million, or 56.0% of total center revenue (or 53.7% of total revenue), for the three months ended September 30, 2004. This $14.1 million increase primarily consisted of an increase of $6.4 million in payroll-related costs to support increased memberships at new centers and increased expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower operating margins associated with new centers. At September 30, 2005, we had nine centers in the first year of operations compared to five centers in the first year of operations at September 30, 2004.
Advertising and marketing expenses. Advertising and marketing expenses were $4.2 million, or 4.1% of total revenue, for the three months ended September 30, 2005, compared to $2.8 million, or 3.6% of total revenue, for the three months ended September 30, 2004. As a percentage of total revenue, these expenses increased primarily due to advertising costs associated with our new centers.
General and administrative expenses. General and administrative expenses were $6.5 million, or 6.4% of total revenue, for the three months ended September 30, 2005, compared to $4.3 million, or 5.4% of total revenue, for the three months ended September 30, 2004. This $2.2 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004 and the first nine months of 2005, as well as costs associated with being a publicly held company. As a percentage of total revenue, general and administrative costs increased primarily due to costs associated with Sarbanes-Oxley readiness expenses and centralized process and systems enhancement. This increase in costs was partially offset by economies of scale achieved in shared service functions, including member relations and procurement, as our membership and center base expanded.

Other operating expenses. Other operating expenses were $3.0 million for the three months ended September 30, 2005, compared to $4.6 million for the three months ended September 30, 2004. This $1.6 million decrease was primarily due to lower costs associated with our nutritional product and media businesses.
Depreciation and amortization. Depreciation and amortization was $10.1 million for the three months ended September 30, 2005, compared to $7.5 million for the three months ended September 30, 2004. This $2.6 million increase was due primarily to depreciation on our new centers opened in 2004 and 2005.
Interest expense, net. Interest expense, net of interest income, was $3.3 million for the three months ended September 30, 2005, compared to $4.3 million for the three months ended September 30, 2004. This decrease was primarily the result of reduced average debt balances for our non-construction related debt. Proceeds from the initial public offering and increased cash flows from operating activities allowed us to limit our borrowings during 2004 and early 2005.
Provision for income taxes. The provision for income taxes was $7.4 million for the three months ended September 30, 2005, compared to $5.5 million for the three months ended September 30, 2004. This $1.9 million increase was due to an increase in income before income taxes of $4.8 million. The effective tax rate was 41.0% for the three-month periods ended September 30, 2004 and September 30, 2005
Net income. As a result of the factors described above, net income was $10.7 million, or 10.6% of total revenue, for the three months ended September 30, 2005, compared to $7.9 million, or 10.0% of total revenue, for the three months ended September 30, 2004.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Total revenue. Total revenue increased $56.6 million, or 24.6%, to $286.5 million for the nine months ended September 30, 2005, from $229.9 million for the nine months ended September 30, 2004.
Total center revenue grew $59.4 million, or 26.9%, to $280.2 million for the nine months ended September 30, 2005, from $220.8 million for the nine months ended September 30, 2004. Comparable-center revenue increased 7.7% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Of the $59.4 million increase in total center revenue,
•	66.9% was from membership dues, which increased $39.7 million, due to increased memberships at new and existing centers.

•	32.0% was from in-center revenue, which increased $19.0 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $228 for the nine months ended September 30, 2005, from $205 for the nine months ended September 30, 2004.

•	1.1% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.7 million for the nine months ended September 30, 2005 to $15.4 million. Our number of memberships increased 20.9%, to 345,818 at September 30, 2005, from 285,975 at September 30, 2004.
Other revenue decreased 30.1%, to $6.4 million for the nine months ended September 30, 2005, which was primarily due to decreased revenue generated from external sales in our nutritionals division as a result of our phase out of selling our nutritional products at third party retailers.

Center operations expenses. Center operations expenses totaled $159.0 million, or 56.8% of total center revenue (or 55.5% of total revenue), for the nine months ended September 30, 2005 compared to $122.0 million, or 55.3% of total center revenue (or 53.1% of total revenue), for the nine months ended September 30, 2004. This $37.0 million increase primarily consisted of an increase of $17.1 million in payroll-related costs to support increased memberships at new centers and increased expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower operating margins associated with new centers. At September 30, 2005, we had nine centers in the first year of operations compared to five centers in the first year of operations at September 30, 2004.
Advertising and marketing expenses. Advertising and marketing expenses were $11.1 million, or 3.9% of total revenue, for the nine months ended September 30, 2005, compared to $9.3 million, or 4.0% of total revenue, for the nine months ended September 30, 2004. As a percentage of total revenue, these expenses decreased primarily due to lower advertising costs associated with our nutritional business, partially offset by increased advertising at our new centers.
General and administrative expenses. General and administrative expenses were $20.4 million, or 7.1% of total revenue, for the nine months ended September 30, 2005, compared to $15.9 million, or 6.9% of total revenue, for the nine months ended September 30, 2004. This $4.5 million increase was primarily due to increased costs to support the growth in our membership and center base in 2004 and 2005, as well as costs associated with being a publicly held company. As a percentage of total revenue, general and administrative costs increased primarily due to costs associated with being a public company. This increase in costs was partially offset by economies of scale achieved in shared service functions, including member relations and procurement, as our membership and center base expanded.
Other operating expenses. Other operating expenses were $9.2 million for the nine months ended September 30, 2005, compared to $13.6 million for the nine months ended September 30, 2004. This $4.4 million decrease was primarily due to lower costs associated with our nutritional product and media businesses.
Depreciation and amortization. Depreciation and amortization was $28.0 million for the nine months ended September 30, 2005, compared to $21.4 million for the nine months ended September 30, 2004. This $6.6 million increase was due primarily to depreciation on our new centers opened in 2004 and the first nine months of 2005.
Interest expense, net. Interest expense, net of interest income, was $10.3 million for the nine months ended September 30, 2005, compared to $13.3 million for the nine months ended September 30, 2004. This decrease was primarily the result of reduced average debt balances for our non-construction related debt. Proceeds from the initial public offering and increased cash flows from operating activities allowed us to limit our borrowings during 2004 and 2005.
Provision for income taxes. The provision for income taxes was $20.2 million for the nine months ended September 30, 2005, compared to $14.4 million for the nine months ended September 30, 2004. This $5.8 million increase was due to an increase in income before income taxes of $14.2 million. The effective tax rate was 41.0% for the nine-month periods ended September 30, 2004 and September 30, 2005
Net income. As a result of the factors described above, net income was $29.1 million, or 10.2% of total revenue, for the nine months ended September 30, 2005, compared to $20.8 million, or 9.0% of total revenue, for the nine months ended September 30, 2004.

Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash from operations. Principal liquidity needs have included the development of new sports and athletic, professional fitness, family recreation and resort/spa centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with available cash balances, cash flow from operations and our committed debt facility and through the extension of the terms or refinancing of our existing debt facility, through sale leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and because we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.
Operating Activities
As of September 30, 2005, we had total cash and cash equivalents of $0.9 million and $5.2 million of restricted cash that serves as collateral for certain of our debt arrangements and real estate tax escrows. We also had $123.0 million available under our revolving credit facility as of September 30, 2005.
Net cash provided by operating activities was $80.1 million for the nine months ended September 30, 2005 compared to $51.7 million for the nine months ended September 30, 2004. The increase of $28.4 million was primarily due to a $20.0 million increase in net income adjusted for non-cash charges.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we make capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through 2004, has averaged approximately $22.5 million, which includes the land, the building and approximately $2.5 million of exercise equipment, furniture and fixtures. We expect the total cost of new centers constructed in 2005 to increase above the $22.5 million average due to higher land costs and higher construction costs in other states where we are opening centers.
Net cash used in investing activities was $115.8 million for the nine months ended September 30, 2005, compared to $95.3 million for the nine months ended September 30, 2004. The increase of $20.5 million was primarily due to capital expenditures for the construction of new centers and maintenance and updates to our existing centers.

Our total capital expenditures were as follows:

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
Purchases of property and equipment	$122,155	$94,682
Non-cash property and equipment purchases financed through notes payable	—	2,954
Non-cash property and equipment purchases financed through capital lease obligations	—	145

Total capital expenditures	$122,155	$97,781

The following schedule reflects capital expenditures by type of expenditure:

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
Capital expenditures for new land and construction	$102,142	$82,828
Capital expenditures for updating existing centers and corporate infrastructure	20,013	14,953

Total capital expenditures	$122,155	$97,781

We capitalized $3.0 million and $1.1 million of interest for the nine month periods ended September 30, 2005 and 2004, respectively. For the three month periods ended September 30, 2005 and 2004, we capitalized interest totaling $1.0 million and $0.3 million, respectively.
At September 30, 2005, we had purchased the real property for the six new current model centers that we plan to open in 2005, five of which had already opened. In addition, we had purchased the real property for five of the seven current model centers we plan to open in 2006, and we had entered into agreements to purchase real property for the development of the remaining two current model centers and one smaller center that we plan to open in 2006 as well as six of eight current model centers we plan to open in 2007.
Financing Activities
Net cash provided by financing activities was $26.5 million for the nine months ended September 30, 2005, compared to $42.2 million for the nine months ended September 30, 2004. The change of $15.7 million was primarily due to lower amounts of proceeds from long-term borrowings in the first through third quarters of 2004 compared to the first through third quarters of 2005.
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). The U.S. Bank Facility provides a $200.0 million five-year revolving credit facility. Proceeds from the U.S. Bank Facility were used to retire all of our outstanding loans under the Antares Facility and the Term Loan Facility, each as defined below, and will be used to provide additional borrowing capacity. As of September 30, 2005, $77.0 million was outstanding on the U.S. Bank Facility.

In connection with the events described above, on April 15, 2005, we repaid all amounts outstanding under the Second Amended and Restated Credit Agreement dated as of July 19, 2001, by and among us, as Borrower, Antares Capital Corporation, as a Lender and as Agent for all Lenders, BNP Paribas, as a Lender and as Documentation Agent, and other financial institutions party thereto as Lenders (the “Antares Facility”) and terminated the Antares Facility. The Antares Facility was a $55.0 secured revolving credit facility that would have expired on September 30, 2005. On April 15, 2005, we also terminated the Amended and Restated Master Construction and Term Loan Agreement dated as of June 14, 2001, by and among our subsidiary, FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto (the “Term Loan Facility”). The Term Loan Facility provided a $75.0 million construction credit facility that would have expired on January 1, 2006.
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
We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in September 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of September 30, 2005, $128.6 million remained outstanding on the notes.
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
We currently operate centers in eight states. During 2005, we have opened five centers. We plan to open one more center in 2005, which is not in an existing market. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from existing centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because existing centers will represent an increasing proportion of our center base over time, our comparable-center revenue increases may be lower in future periods than in the past.

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
As of September 30, 2005, we had total consolidated indebtedness of $233.5 million, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers and obligations under capital leases.
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
On April 15, 2005, we entered into a new $200.0 million five-year revolving credit facility which replaced our existing $55.0 million revolving credit facility and our $75.0 million construction credit facility. As of September 30, 2005, in addition to the amount of indebtedness outstanding, we had access to an additional $123.0 million under this new facility. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.
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
As of September 30, 2005, we operate multiple centers in several metropolitan areas, including 15 in the Minneapolis/St. Paul market, eight in the Chicago market, six in the Detroit market, and five in the Dallas market, with continued planned expansion in these and other markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
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
We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we have any significant risk related to interest rate fluctuations since we have primarily fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2004, and September 30, 2005, our floating rate indebtedness was approximately $37.3 million and $74.5 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the first nine months of 2005, our interest costs would have increased by approximately $0.3 million. If short-term interest rates were to have increased by 100 basis points during the first nine months of 2005, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2005.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Amendment No. 1 to Credit Agreement and Consent, dated as of September 30, 2005, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2005.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Page
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Amendment No. 1 to Credit Agreement and Consent, dated as of September 30, 2005, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically