Form 10-K
period 2005-12-31
LIFE TIME FITNESS INC
filed 2006-03-09
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $831,757,747, based on the closing sale price for the registrant’s common stock on that date.
     The number of shares outstanding of the Registrant’s common stock as of March 1, 2006 was 35,685,467 common shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held May 4, 2006 are incorporated by reference in Part III.
FORWARD-LOOKING STATEMENTS
The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 13 — 17 of this Annual Report on Form 10-K that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements. We are not obligated to update these forward-looking statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or the reflect the occurrence of unanticipated events.

PART I
Item 1. Business.
Company Overview
We operate distinctive and large sports and athletic, professional fitness, family recreation and resort/spa centers under the LIFE TIME FITNESS® brand. We design and develop our own centers, and we focus on providing our members and customers with products and services at a compelling value in the areas of exercise, education and nutrition.
As of March 1, 2006, we operated 48 centers primarily in residential locations across nine states. In addition to traditional health club offerings, most of our centers include an expansive selection of premium amenities and services, such as indoor swimming pools with water slides, basketball and racquet courts, interactive and entertaining child centers, full-service spas and dining services and, in many cases, climbing walls and outdoor swimming pools. We believe our centers provide a unique experience for our members, resulting in a high number of memberships per center.
Over the past 14 years, as we have opened new centers, we have refined the size and design of our centers. Of our 48 centers, we consider 38 to be of our large format design, and of these 38 centers, we consider 24 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes remain consistent across all of our centers. Our current model centers target up to 11,500 memberships by offering, on average, 109,000 square feet of health, fitness and family recreation programs and services. Most of the centers that we have opened since 2000 conform to our current model center, and each of these centers has delivered growth in membership levels, revenue and profitability across a range of geographic markets.
Throughout our history, we have consistently grown our company by opening new centers, increasing the number of memberships per existing center and focusing on the sale of additional programs and services in our centers. For each of the fiscal years from 2003 to 2005, we experienced annual revenue growth of 32%, 21% and 25%, respectively, with revenue of $390.1 million in 2005; annual EBITDA growth of 63%, 20% and 25%, respectively, with EBITDA of $120.4 million in 2005; and annual net income growth of 178%, 40% and 43%, respectively, with net income of $41.2 million in 2005.
We were incorporated on October 15, 1990 as a Minnesota corporation under the name FCA, Ltd. and we began doing business under the name LIFE TIME FITNESS in July 1992. We changed our corporate name to Life Time Fitness, Inc. on December 8, 1998 to correspond with our brand name.
Our principal executive offices are located at 6442 City West Parkway, Eden Prairie, Minnesota 55344, and our telephone number is (952) 947-0000. Our Web site is located at www.lifetimefitness.com. The information contained on our Web site is not a part of this annual report.
Our Competitive Strengths
We offer comprehensive and convenient programs and services.
Our large format centers offer high quality programs and services in a resort-like setting and are generally situated on a parcel of land of at least 10 acres. Unlike traditional health clubs, these centers typically offer large indoor and outdoor family recreation pools, climbing walls and basketball and racquet courts, in addition to approximately 400 pieces of cardiovascular, free weight and resistance training equipment and an extensive offering of health and fitness classes. Our staff of member-focused employees, each trained through our specifically designed program of classes, is committed to providing an environment that is comfortable, friendly, inviting and clean. Our large format centers include luxurious reception areas and locker rooms, child center facilities with spacious play areas and computers, spas offering massage and beauty services and cafes with healthy product offerings throughout the day.

We offer a value proposition that encourages membership loyalty.
The amenities and services we offer exceed most other health and fitness center alternatives available to our members. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $40 to $60 per month for an individual membership and from $80 to $130 per month for a couple or family membership. Our memberships include the primary member’s children under the age of 12 at either no additional or a nominal per child monthly cost. We provide the majority of our members with a variety of complimentary services, including lockers, towels, group fitness classes and our magazine, Experience Life. Our membership plans are month-to-month, cancelable at any time by giving advance notice and include initial 30-day money back guarantees. Our value proposition and member-focused approach create loyalty among our members that reduces our attrition rate.
We offer a product that is convenient for our members.
Our centers are generally situated in high-traffic residential areas and are easily accessible and centrally located among the residential, business and shopping districts of the surrounding community. We design and operate our centers to accommodate a large and active membership base by providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient lockers and equipment to allow our members to exercise with little or no waiting time, even at peak hours and when center membership levels are at targeted capacity. Our child center services are available to the majority of our members for up to two hours per day and most of our centers offer the convenience of spa and dining services under the same roof.
We have an established and profitable economic model.
Our economic model is based on and depends on attracting a large membership base within the first three years after a new center is opened, as well as retaining those members and maintaining tight expense control. For each of the fiscal years from 2003 to 2005, this economic model has resulted in annual revenue growth of 32%, 21% and 25%, respectively, with revenue of $390.1 million in 2005; annual EBITDA growth of 63%, 20% and 25%, respectively, with EBITDA of $120.4 million in 2005; and annual net income growth of 178%, 40% and 43%, respectively, with net income of $41.2 million in 2005. We expect the typical membership base at our large format centers to grow from approximately 35% of targeted membership capacity at the end of the first month of operations to 90% of our targeted membership capacity by the end of the third year of operations, which is consistent with our historical performance. Average targeted membership capacity is approximately 9,000 for all of our large format centers and 10,500 to 11,500 for our large format centers that are current model. Average revenue at our 23 large format centers that we opened in 2003 or earlier exceeded $12.1 million for the year ended December 31, 2005. At these centers during the same period, EBITDA averaged approximately 38% of revenue, and average net income exceeded 15% of revenue. Over the past three years, average revenue has grown, driven by the addition of larger centers and our in-center revenue expansion. EBITDA margins have declined slightly primarily due to the growth of in-center revenue which comes at lower margins. Net income as a percentage of sales has increased slightly. Our investment for a large format center has averaged approximately $18.6 million, which includes the purchase of land, the building and approximately $2.4 million of exercise equipment, furniture and fixtures. Our typical investment for a current model center has averaged approximately $22.5 million from inception which includes the purchase of land, the building and approximately $2.7 million of exercise equipment, furniture and fixtures. In 2005, the cost of our current model centers averaged approximately $23.5 million.
We believe we have a disciplined and sophisticated site selection and development process.
We believe we have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build new centers, as well as specific sites for future centers within those markets. This multi-step process is based upon applying our experience and analysis to predetermined physical, demographic, psychographic and competitive criteria generated from profiles of already successful centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of management approval. By utilizing a wholly owned construction subsidiary, FCA Construction Company, LLC, that is dedicated solely to building our centers, we maintain maximum flexibility over the design process of our centers and control over the cost and timing of the construction process. As a result of our strict adherence to this disciplined process, we have never closed a center, and our large format centers produced, on average, EBITDA in excess of 21% of revenue and net income of approximately 1% of revenue during their first year of operation.

Our Growth Strategy
Drive membership growth.
New Centers. Since the beginning of 1999, we have expanded our base of centers from nine to 48. We opened seven large format centers in 2005, six of which are current model centers. We expect to open eight centers in 2006, including one current model center and one smaller center which are already open, with the remaining six current model centers currently under construction. We plan to open eight current model centers in 2007. The new centers we plan to open will be built in both new and existing markets. We believe that there is the potential for adding over 200 additional current model centers throughout the U.S. in existing as well as new markets.
Existing Centers. Of our 48 centers, the 13 that opened in 2004 and 2005 averaged 58% of targeted membership capacity as of December 31, 2005. We expect the continuing ramp in memberships at these centers to contribute significantly to our growth in 2006 as these centers move toward our goal of 90% of targeted membership capacity by the end of their third year of operations. We also plan to continue to drive membership growth at centers that are not yet at targeted capacity. In addition to membership growth, we focus on average dues per membership growth through junior membership programs and value-added memberships such as our Sports membership type. In order to achieve those goals, we employ marketing programs to effectively communicate our value proposition to existing and prospective members and have implemented a customer relationship management system that allows us to better manage and increase prospective member conversion.
Increase in-center products and services revenue.
From 2001 to 2005, revenue from the sale of in-center products and services grew from $26.3 million to $97.7 million and we increased in-center revenue per membership from $173 to $300. We believe the revenue from sales of our in-center products and services will continue to grow at a faster rate than membership dues and enrollment fees. Our centers offer a variety of in-center products and services, including private and group sessions with highly skilled and professional personal trainers and dieticians, relaxing LifeSpa services, engaging member activities programs and a nutritional LifeCafe restaurant. We expect to continue to drive in-center revenue by increasing sales of our current in-center products and services and introducing new products and services to our members.
Our Industry
We participate in the large and growing U.S. health and wellness industry, which we define to include health and fitness centers, fitness equipment, athletics, physical therapy, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association, or IHRSA, the estimated market size of the U.S. health club industry, which is a relatively small part of the health and wellness industry, was approximately $14.8 billion in revenues for 2004 and 41.3 million memberships with approximately 27,000 clubs as of January 2005. Based on IHRSA membership data and U.S. Census Bureau population estimates, the percentage of the total U.S. population with health club memberships increased from 9.1%, or 24.1 million memberships, in 1995 to 14.0%, or 41.3 million memberships, in 2004. IHRSA reports that total U.S. health club memberships increased from 24.1 million memberships in 1995 to 41.3 million memberships in 2004, resulting in a compound annual growth rate of 7.9%. Over this same period, total U.S. health club industry revenues increased from $7.8 billion to $14.8 billion.
Our Philosophy — A “Healthy Way of Life” Company
We offer our members a healthy way of life in the areas of exercise, education, and nutrition by providing high quality products and services both in and outside of our centers. We promote continuous education as an easy and inspiring part of every member’s experience by offering free seminars on health, nutrition, stress reduction, time management and life extension to educate members on the benefits of a regular fitness program and a well-rounded lifestyle. Moreover, our centers offer interactive learning opportunities, such as personal training, group fitness sessions and member activities classes and programs. We believe that by helping our members experience the rewards of challenging and investing in themselves, they will associate our company with healthy living.

Our Sports and Athletic, Professional Fitness, Family Recreation and Resort/Spa Centers
Size and Location
Our centers have evolved over the past several years. Out of our 48 centers, 38 are of our large format design and 24 of these 38 centers conform to our current model center. Our current model center averages 109,000 square feet and serves as an all-in-one sports and athletic club, professional fitness facility, family recreation center and spa and cafe. Our distinctive format is designed to provide an efficient and inviting use of space that accommodates our targeted capacity of up to 11,500 memberships and provides a premium assortment of amenities and services. Our 14 centers that have the large format design, but do not conform to our current model center, average approximately 83,000 square feet and have an average targeted capacity of 9,100 memberships. Generally, targeted capacity for a center is 1,000 memberships for every 10,000 square feet at a center. This targeted capacity is designed to maximize the customer experience based upon our historical understanding of membership usage. Our centers are centrally located in areas that offer convenient access from the residential, business and shopping districts of the surrounding community, and also provide free and ample parking.
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
Equipment and Programs
The table below displays the wide assortment of amenities and services typically found at our centers, which are included in the cost of most of our memberships:
Large Format Centers, including Current Model Centers

Facilities	Amenities and Services	Activities and Events
Basketball/Volleyball Courts	24-Hour Availability	Aquatics
Cardiovascular Training	Fitness Assessments	Athletic Leagues
Child Centers	Child Center	Birthday Parties
Free Weights	Educational Seminars	Eastern/Martial Arts
Group Fitness Studios	Subscription to Experience Life	Kid’s Club
Lap Pool	Towel Service	Pilates
Racquetball/ Squash Courts	Use of Lockers	Running Club
Resistance Training	LifeCafe	Scuba Lessons
Rock Climbing Cavern	LifeSpa	Studio Cycling
Saunas	Massage Therapy	Sports-specific Training Camps
Two-story Waterslides	Nutritional Products	Summer Camps
Whirlpools	Personal Training	Swimming Lessons
Zero-depth Entry Swimming Pools	Pool-side Bistro	Yoga
LifeStudio	T.E.A.M. Weight Loss
O2 Training
Nutrition Coaching

Other Centers

Facilities	Amenities and Services	Activities and Events
Cardiovascular Training	Fitness Assessments	Pilates
Child Centers	Child Center	Running Club
Free Weights	Educational Seminars	Studio Cycling
Group Fitness Studios	Subscription to Experience Life	Yoga
Lap Pool	Towel Service
Resistance Training	Use of Lockers
Saunas	Massage Therapy
Nutritional Products
Personal Training
Nutritional Coaching
T.E.A.M. Weight Loss
O2 Training
Fitness Equipment and Facilities. To help a member develop and maintain a healthy way of living, train for athletic events, or lose weight, our centers have up to 400 pieces of cardiovascular, free weight and resistance training equipment. Exercise equipment is arranged in spacious workout areas to allow for easy movement from machine to machine, thus providing a convenient and efficient workout. Equipment in these areas is arranged in long parallel rows that are clearly labeled by muscle group, allowing members to easily customize their exercise programs and reduce downtime during their workouts. Due to the large amount of equipment in each center, members rarely have to wait to use a machine. We have in-house technicians that service and maintain our equipment, which generally enables us to repair or replace any piece of equipment within 24 hours. In addition, we have a comprehensive system of large-screen televisions in the fitness area, and members can tune their personal headsets to a radio frequency to hear the audio for each television program.
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
Personalized Services. We offer programs featuring our professional personal trainers or dieticians that involve regular one-on-one sessions designed to help members achieve their healthy way of life goals. Our personal trainers are required to be certified by the National Academy of Sports Medicine within six months of employment. On average, we employ over 25 personal trainers at a current model center. Our personal trainers are skilled in assessing and formulating safe and effective individual and group exercise programs. One of those programs, our O2 Training Program, focuses on training in the right heart rate zones, for the right duration of time and at the right frequency to burn fat more efficiently while improving overall health and wellness. Our dieticians, which we refer to as nutrition coaches, promote healthy eating habits by planning food and nutrition programs based on their knowledge of metabolism and the biochemistry of nutrients and food components. We employ, on average, two dieticians in a current model center. In addition to one-on-one sessions, we offer other personalized small group activities, including our T.E.A.M. Weight Loss program. Our T.E.A.M. Weight Loss program focuses on exercise, education and nutrition and provides the resources as well as support needed for long-term weight loss success.
Fitness Programs and Classes. Our centers offer fitness programs, including group fitness classes and health and wellness training seminars on subjects ranging from stress management to personal nutrition. Each current model center has two group fitness studios and makes use of the indoor and outdoor pool areas for classes. In addition, in 2005, we began offering a LifeStudio mind/body area for yoga and Pilates as well as a studio dedicated to studio cycling in our current model centers. On average, we offer 85 group fitness classes per week at each current model center, including studio cycling, Pilates, step workout, circuit training and yoga classes. The volume and variety of activities at each center allow each member of the family to enjoy the center, whether participating in personalized activities or with other family members in group activities.

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
Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-service spa located inside the centers. Our LifeSpas offer hair, body, skin care and massage therapy services, customized to each client’s individual needs. The LifeSpas are located in separate, self-contained areas that provide a relaxing environment.
Almost all of our centers offer on-site child centers for children ages three months to 11 years for up to two hours while members are using our centers. The children’s area includes games, educational toys, computers, maze structures and junior basketball courts. We hire experienced personnel that are dedicated to working in the child centers to ensure that children have an enjoyable and safe experience.
All of our large format centers offer a variety of programs for children, including swimming lessons, activity programs, karate classes, sports programs and craft programs, all of which are open to both members and non-members. We also offer several children’s camps during the summers and holidays. For adults, we offer various sports leagues and karate classes.
Membership
Our month-to-month membership plans typically include 24-hour access, free locker and towel service, a full range of educational programs and other premium amenities. Moreover, we offer an initial 30-day money back guarantee on upfront membership enrollment fees and the first month’s membership dues, which is a longer period than required by state law and longer than offered by most other health clubs. We believe our customer service, broad appeal to multiple family members and attractive value proposition reduce our attrition rate. We continually monitor member satisfaction through roundtable forums that enable us to collect feedback from our members and incorporate that feedback into our offerings.
As part of our value proposition, the majority of our new members are entitled to receive a free fitness assessment, which consists of fitness testing, exercise history, percent body fat measurement and goal setting. Fitness clinics on different types of workouts and other courses in nutrition and stress management are also offered free of charge. The majority of our new members are encouraged to take advantage of free equipment orientations and a free introductory consultation with a personal trainer.
We have a flexible membership structure, which includes different types of membership plans, the most common of which are the Fitness and Sports plans. Our Fitness membership plan is our standard plan and offers a member access to the majority of our centers. Our Sports membership plan offers all the benefits of our Fitness membership, plus access to all but two of our centers, while also offering discounts on our other in-center services and third-party facilities, such as participating golf courses, ski resorts and tennis clubs throughout the nation. In addition, the Sports membership plan entitles a member to free use of the center’s racquetball and squash courts and climbing walls. We also offer an All Access membership option at the majority of our centers, which offers all of the benefits of our Fitness and Sports memberships, unlimited yoga and Pilates, and access to all of our centers, including our two Athletic-designated centers. In certain centers we also offer an Express membership plan, which involves a lower membership fee than our Fitness membership plan, but restricts access to a single center and does not include a subscription to Experience Life magazine, an initial fitness assessment or access to the child center. Each of these membership plans currently requires new members to pay a per child monthly fee in order to include a junior member, or child under the age of 12, on the membership.
We have always offered a convenient month-to-month membership, with no long-term contracts, a low, one-time enrollment fee and an initial 30-day money back guarantee. Depending upon the market area and the membership plan, new members typically pay a one-time enrollment fee of $125 to $300 for individual members, plus $60 to $100 for each additional family member over the age of 12. Members typically pay monthly membership dues ranging from $40 to $60 for individuals and $80 to $130 for couples or families. In addition, new members pay a $5 per child monthly fee to include junior members on a membership. Our current model centers average approximately 2.4 people per membership.

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
New Center Site Selection and Construction
Site Selection. Our management devotes significant time and resources to analyzing each prospective site on the basis of predetermined physical, demographic, psychographic and competitive criteria in order to achieve maximum return on our investment. Our ideal site for a current model center is a tract of land with at least 10 acres and a relatively flat topography affording good access and proper zoning. We typically target market areas that have at least 150,000 people within a trade area that meet certain demographic criteria regarding income, education, age and household size. We focus mainly on markets that will allow us to operate multiple centers that create certain efficiencies in marketing and branding activities; however, we select each site based on whether that site can support an individual center on a stand-alone basis.
After we identify a potential site, we develop a business plan for the center on the site that requires approvals from all areas of operations and the finance committee of our board of directors. We believe that our structured process provides discipline and reduces the likelihood that we would develop a site that the market cannot support. As a result of our strict adherence to this disciplined process, we have never closed a center, and our large format centers produced, on average, EBITDA in excess of 21% of revenue and net income of approximately 1% of revenue during their first year of operation. We did, however, recognize an asset impairment charge in 2002 related to our only executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we operate in the same building. The center differs significantly from our standard model.
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
Marketing and Sales
Overview of Marketing. Our centralized marketing agency is responsible for generating membership leads for our sales force, supporting our corporate business and promoting our brand. Our marketing agency consists of four fully integrated divisions, which are planning and analysis, creative development and production, public relations and corporate communications and web development. By centralizing our marketing effort, we bring our marketing experience and strategy to each new market we enter in a coordinated manner. We also market to corporations and, in some situations, we offer discounted enrollment fees for persons associated with these corporations.
Overview of Sales. We have a trained, commissioned sales staff in each center that is responsible for converting the leads generated by our centralized marketing agency into new memberships. During the pre-opening and grand opening phases described below, we have up to 12 membership advisors on staff at a center. As the center matures, we reduce the number of membership advisors on staff to between six and eight professionals. Our sales staff also uses our customer relationship management system to introduce and sell additional products to members and manage existing member relationships.
Pre-Opening Phase. Our pre-opening marketing program is one of the reasons why our large format centers have attracted sufficient membership to generate, on average, EBITDA in excess of 21% of revenue and net income of approximately 1% of revenue during their first year of operation. We generally begin selling memberships up to nine months prior to a center’s scheduled opening. New members are attracted during this period primarily through a portfolio of broad-reach and targeted consumer and business-to-business media as well as referral promotions. To further attract new members during this period, we offer pre-opening enrollment fees and distribute free copies of our Experience Life magazine to households in the immediate vicinity of the new center. Membership enrollment activity is tracked to gauge the effectiveness of each marketing medium, which can be adjusted as necessary throughout the pre-opening process.
Grand Opening Phase. We deploy a marketing program during the first month of a center’s operation that builds on our pre-opening efforts. The reach and frequency of the advertising campaign culminate when all households within a strategically designated trade area, based on local access considerations, housing density and travel patterns, receive targeted advertising. Simultaneously, prospective members receive special invitations to grand opening activities and educational seminars designed to assist them in their orientation to the center. Our corporate clients receive special enrollment opportunities, as well as invitations to open house activities.
Membership Growth Phase. After the grand opening phase, marketing activities and costs decrease as drive-by visibility and word-of-mouth marketing become more influential. The goal of each center is to achieve consistent membership growth until targeted capacity is reached. Once the center has reached its targeted capacity, marketing efforts are directed at keeping membership levels stable and at growing other in-center services to existing members. Marketing plans for each center are formulated on an annual basis and reviewed monthly by marketing and center-level sales personnel. At monthly intervals, a comprehensive situation analysis is performed to ensure sales and retention objectives are meeting the goals of the center’s business plan.
Leveraging the LIFE TIME FITNESS Brand
We are building a national brand by delivering products and services in the areas of exercise, education and nutrition at an attractive price. We are further strengthening the LIFE TIME FITNESS brand by growing our Experience Life magazine, our internationally-recognized and award winning triathlon and our line of nutritional products.
Education. We work to educate people by offering educational information and tips on our Web site, www.lifetimefitness.com, and by distributing Experience Life to each of our members. Our Web site offers various educational features, including healthy cooking recipes, health news and exercise tips. The Web site also has interactive functions that allow a user to ask exercise or fitness questions and create an ongoing personalized nutrition program that meets the user’s nutrition and weight-loss objectives.
Our Experience Life magazine includes an average of 98 full-color pages of health tips and insights, articles featuring quality-of-life topics and advertisements and has a current circulation of approximately 500,000 copies to all of our members, non-member subscribers, households in new market areas and selected major bookstores nationwide. Experience Life averages 36 pages of advertising per issue and is expected to be published 10 times in 2006. In 2005, Experience Life received a gold Ozzie (a national award) for excellence in use of an illustration for consumer magazines with circulation greater than 250,000. Additionally, the Minnesota Magazine Publications Association honored Experience Life with a gold medal for Overall Excellence, a gold medal for Best How-To Article, a silver medal for Best Use of Visual Art, a silver and a bronze medal for Best Single Topic Issue, and a bronze medal for Best Overall Design.
Athletic Events. Our annual LIFE TIME FITNESS Triathlon attracted participants from 40 states and 13 countries in 2005, as well as national sponsors. The LIFE TIME FITNESS Triathlon offers an invitation-only professional division that allows male and female professionals to compete directly against each other for the sport’s largest purse. In addition to significant selected local media coverage, the LIFE TIME FITNESS Triathlon has been broadcast nationally by NBC since 2003 and will be broadcast by NBC again in 2006. In addition to the Triathlon, we organize several shorter run/walks during the year, such as the 5K Reindeer Run in most of the cities where we have centers and the Torchlight Run in Minneapolis, Minnesota.
Nutritional Products. We offer a line of nutritional products, including multi-vitamins, energy bars, powder drink mixes, ready-to-drink beverages and supplements. Our products use high quality ingredients and are available in our LifeCafes and through our Web site. Our current nutritional product line focuses on four areas, which are daily health, weight management, energy and athletic performance. Our weight management products work safely and effectively to manage weight. Our formulations are created and tested by a team of external physicians and experts and each formulation undergoes extensive testing. We use experienced and professional third parties to manufacture our nutritional products and commission independent testing to ensure that the product labels accurately list the ingredients delivered in the products.
Our Employees
Most of our current model centers are staffed with an average of 270 full-time and part-time employees, of which approximately 12 are in management positions, and all of whom are trained to provide members with a positive experience. Our personal trainers, massage therapists, physical therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications, as the case may be. Each center typically has a general manager, an operations manager and a sales manager to ensure a well-managed center and a motivated work force.
All center employees are required to participate in a training program that is specifically designed to promote a friendly, personable environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is required before they are permitted to advance to other positions within our company.
As of December 31, 2005, we had approximately 9,500 employees, including approximately 6,100 part-time employees. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. In general, we believe relations with our employees are good.
Information Systems
In addition to our standard operating and administrative systems, we utilize an integrated and flexible member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We have designed and developed the system to allow us to collect information in a secure and easy-to-use environment. Our system enables us to, among other things, enroll new members with a paperless membership agreement, acquire and print digital pictures of members and capture and maintain specific member information, including frequency of use. The system allows us to streamline the collection of membership dues electronically, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable. We have deployed a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.
Competition
There are a number of health club industry participants that compete directly and indirectly with us that may have significantly greater economies of scale. However, due to the innovative nature of our complete product and service offering, we believe that there are no competitors in this industry offering the same experience and services we offer at a comparable value. We consider the following groups to be the primary competitors in the health and fitness industry:
•	health club operators, including 24 Hour Fitness Worldwide, Inc., Bally Total Fitness Holding Corporation, Equinox, LA Fitness, Town Sports International, Inc. and The WellBridge Company doing business under various names such as Northwest Athletic Club;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafes and businesses offering similar ancillary services;

•	exercise studios;

•	racquet, tennis and other athletic clubs;

•	amenity and condominium clubs;

•	country clubs; and

•	the home-use fitness equipment industry.
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
Government Regulation
All areas of our operations and business practices are subject to regulation at federal, state and local levels. The general rules and regulations of the Federal Trade Commission and other consumer protection agencies apply to our advertising, sales and other trade practices. State statutes and regulations affecting the health club industry have been enacted or proposed that prescribe certain forms for, and regulate the terms and provisions of, membership contracts, including:
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
We are subject to federal and state regulations governing the manufacture and sale of supplement and food products in the U.S. The U.S. Food and Drug Administration and the Federal Trade Commission are increasingly scrutinizing claims made for supplement and food products, especially claims related to weight loss. We work with the manufacturers of our food and supplement products to ensure that appropriate regulatory notices have been provided, where necessary, and that product labeling conforms to regulatory requirements.
All laws, rules and regulations are subject to varying interpretations by a large number of state and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements and believe our activities are in substantial compliance with all applicable statutes, rules and decisions.
Trademarks and Trade Names
We own several trademarks and service marks registered with the U.S. Patent and Trademark Office, referred to as the USPTO, including “LIFE TIME FITNESS®” and “EXPERIENCE LIFE®.” We have also registered our logo, our design depicting six circles of fitness activities and our LIFE TIME FITNESS Triathlon logo. We have several applications pending with the USPTO for trademark registrations. We also registered the “LIFE TIME FITNESS” mark in certain foreign countries. In addition to our trademarks, we filed a patent application for one of our nutritional products.
We believe our trademarks and trade names have become important components in our marketing and branding strategies. We believe that we have all licenses necessary to conduct our business. In particular, we license the mark “LIFE TIME” in connection with our nutritional products so that we can market and distribute them under the LIFE TIME FITNESS brand.

Available Information
Our Web site is www.lifetimefitness.com. We make available through our Web site all reports and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).
Item 1A. Risk Factors.
If we are unable to identify and acquire suitable sites for new sports and athletic, professional fitness, family recreation and resort/spa centers, our revenue growth rate and profits may be negatively impacted.
To successfully expand our business, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face significant competition for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we are unable to identify and acquire sites for new centers, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new center. For example, in 2002 we recorded an asset impairment charge of $7.0 million related to our executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we separately operate in the same building.
We may be unable to attract and retain members, which could have a negative effect on our business.
The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not materially decline, especially at those centers that have been in operation for an extended period of time. All of our members can cancel their membership at any time upon providing advance notice. In addition, we experience attrition and must continually attract new members in order to maintain our membership levels. There are numerous factors that could lead to a decline in membership levels or that could prevent us from increasing membership at newer centers where membership is generally not yet at a targeted capacity, including market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in the areas where our centers are located, a decline in the public’s interest in health and fitness, changes in discretionary spending trends and general economic conditions. In addition, we may decide to close a center and attempt to move members of that center to a different center or we may temporarily relocate members if a center is closed for remodeling or due to hurricane, fire, earthquake or other casualty.
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
We currently operate centers in nine states. During 2006, we plan to open eight centers, one of which opened in January and one of which opened in February. Three of the remaining six openings in 2006 are in existing markets. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
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
As of December 31, 2005, we had total consolidated indebtedness of $273.3 million, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers and obligations under capital leases.
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

In addition to the amount of indebtedness outstanding as of December 31, 2005, we have access to an additional $81.0 million under our credit facilities. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.
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
We compete with other health and fitness centers, physical fitness and recreational facilities established by local non-profit organizations, governments, hospitals, and businesses, local salons, cafes and businesses offering similar ancillary services, and to a lesser extent, amenity and condominium clubs and similar non-profit organizations, exercise studios, racquet, tennis and other athletic clubs, country clubs and the home fitness equipment industry. Competitors, which may have greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost than us and may be able to collect membership fees without paying taxes, thereby allowing them to lower their prices. This competition may limit our ability to increase membership fees, retain members, attract new members and retain qualified personnel.
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
We currently operate multiple centers in several metropolitan areas, including 17 in the Minneapolis/ St. Paul market, eight in the Chicago market, six in the Detroit market, and five in the Dallas market, with continued planned expansion in these and other markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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
Use of our centers poses potential health or safety risks to members or guests through exertion and use of our equipment, swimming pools and other facilities and services. We cannot assure you that claims will not be asserted against us for injury or death suffered by someone using our facilities or services. In addition, the child center services we offer at our centers expose us to claims related to child care. Lastly, because we construct our own centers, we also face liability in connection with the construction of these centers.
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
The nutritional products industry is currently the source of proposed federal laws and regulations, as well as numerous lawsuits. We advertise and offer for sale proprietary nutritional products within our centers and through our Web site. We cannot assure you that there will be no claims against us regarding the ingredients in, manufacture of or results of using our nutritional products. Furthermore, we cannot assure you that any rights we have under indemnification provisions or insurance policies will be sufficient to cover any losses that might result from such claims.
If it becomes necessary to protect or defend our intellectual property rights or if we infringe on the intellectual property rights of others, we may become involved in costly litigation or be required to pay royalties or fees.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters, located in Eden Prairie, Minnesota, is approximately 61,150 square feet, of which approximately 49,000 square feet is currently under lease until October 2007 and approximately 12,150 square feet is currently under lease until October 2008.
As of March 1, 2006, we operated 48 centers, of which we leased 12 sites, were parties to long-term ground leases for four sites and owned 32 sites. We expect to open eight centers on sites we own in various markets in 2006, two of which are already open, with the remaining six currently under construction. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2006 through 2041. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below contains information about our current center locations:

			Center	Square Feet
	Location	Owned/Leased	Format	(1)	Date Opened
1.	Brooklyn Park, MN	Leased	Other	26,982	July 1992
2.	Eagan, MN	Owned	Large	64,415	September 1994
3.	Woodbury, MN (2)	Leased	Large	73,050	September 1995
4.	Roseville, MN	Leased	Other	14,000	September 1995
5.	Highland Park, MN (3)	Owned	Other	25,827	November 1995
6.	Coon Rapids, MN (4)	Leased	Other	90,262	May 1996
7.	Bloomington, MN	Owned	Other	47,307	November 1996
8.	Plymouth, MN	Leased (Ground)	Large	109,558	June 1997
9.	St. Paul, MN	Leased	Other	85,630	December 1997
10.	Troy, MI	Owned	Large	93,579	January 1999
11.	Apple Valley, MN	Leased	Other	10,375	June 1999
12.	Columbus, OH	Leased (Ground)	Large	98,047	July 1999
13.	Indianapolis, IN	Owned	Large	90,956	August 1999
14.	Novi, MI	Owned	Large	90,956	October 1999
15.	Centreville, VA	Owned	Large	90,956	January 2000
16.	Shelby Township, MI	Owned	Large	101,680	March 2000
17.	Minneapolis, MN (center and restaurant)	Leased	Other	72,547	July 2000
18.	Schaumburg, IL	Owned	Large/Current	108,890	October 2000
19.	Warrenville, IL	Owned	Large/Current	114,993	January 2001
20.	Bloomingdale, IL (5)	Owned	Large/Current	108,890	February 2001
21.	Algonquin, IL	Owned	Large/Current	108,890	April 2001
22.	Orland Park, IL	Owned	Large/Current	108,890	August 2001

			Center	Square Feet
	Location	Owned/Leased	Format	(1)	Date Opened
23.	Fairfax City, VA	Leased	Large	67,467	October 2001
24.	Champlin, MN	Leased (Ground)	Large	61,948	October 2001
25.	Burr Ridge, IL	Owned	Large/Current	105,562	February 2002
26.	Savage, MN	Leased (Ground)	Large	80,853	June 2002
27.	Old Orchard (Skokie), IL	Owned	Large/Current	108,890	August 2002
28.	Canton Township, MI (2)	Leased	Large/Current	105,010	September 2002
29.	Rochester Hills, MI (2)	Leased	Large/Current	108,890	November 2002
30.	Tempe, AZ	Owned	Large/Current	108,890	April 2003
31.	Gilbert, AZ	Owned	Large/Current	108,890	October 2003
32.	New Hope, MN	Leased	Other	44,156	October 2003
33.	Plano, TX	Owned	Large/Current	108,890	November 2003
34.	Willowbrook, TX	Owned	Large/Current	108,890	June 2004
35.	Garland, TX	Owned	Large/Current	108,890	July 2004
36.	Sugar Land, TX	Owned	Large/Current	108,890	October 2004
37.	Flower Mound, TX	Owned	Large/Current	108,890	October 2004
38.	North Dallas, TX	Leased	Large	68,982	November 2004
39.	Colleyville, TX	Owned	Large/Current	108,890	November 2004
40.	Commerce Township, MI	Owned	Large/Current	108,890	March 2005
41.	Cinco Ranch, TX	Owned	Large/Current	108,890	June 2005
42.	Chanhassen, MN	Owned	Large/Current	110,563	July 2005
43.	Austin, TX	Owned	Large/Current	110,563	September 2005
44.	Romeoville, IL	Owned	Large/Current	110,563	September 2005
45.	San Antonio, TX	Owned	Large/Current	110,563	December 2005
46.	Maple Grove, MN	Owned	Large	72,500	December 2005
47.	Minnetonka, MN	Owned	Other	41,000	January 2006
48.	Columbia, MD	Owned	Large/Current	110,563	February 2006

(1)	In a few of our centers, we sublease space to third parties who operate our LifeCafe or climbing wall or to hospitals that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

(2)	We are the sole lessee of the center pursuant to the terms of a sale-leaseback transaction.

(3)	The square footage figure excludes approximately 69,000 square feet that we sublease to third parties and approximately 17,000 square feet of common areas for the building.

(4)	The square footage figure excludes approximately 24,000 square feet that we sublease to third parties.

(5)	This center is a joint venture in which we have a one-third interest.
Item 3. Legal Proceedings.
We may be subject to litigation from time to time incidental to the normal course of our business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to the our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.
Market Information
Our common stock began trading on June 30, 2004 on the New York Stock Exchange under the symbol “LTM” in connection with our initial public offering. Prior to June 30, 2004, there was no public market for our common stock. The following table sets forth the high and low prices of our common stock for the second, third and fourth quarters of 2004 and all of 2005.

	High	Low
Fiscal Year Ended December 31, 2004:
Second Quarter (June 30, 2004)	$21.25	$20.39
Third Quarter (July 1, 2004 — September 30, 2004)	$26.95	$20.85
Fourth Quarter (October 1, 2004 — December 31, 2004)	$27.22	$22.54
Fiscal Year Ended December 31, 2005:
First Quarter (January 1, 2005 — March 31, 2005)	$27.16	$23.82
Second Quarter (April 1, 2005 — June 30, 2005)	$33.99	$24.73
Third Quarter (July 1, 2005 — September 30, 2005)	$37.00	$31.38
Fourth Quarter (October 1, 2005 — December 31, 2005)	$40.70	$30.93
Holders
As of March 1, 2006, the number of holders of our common stock was approximately 6,440, consisting of 40 record holders and approximately 6,400 shareholders whose stock is held by a bank, broker or other nominee.
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
Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements that have been previously filed with the Securities and Exchange Commission. The consolidated balance sheet data as of December 31, 2001 are unaudited, have been prepared from our internal records, have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, present fairly our consolidated financial position as of such date. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings (loss) per share.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$262,989	$208,893	$171,596	$132,124	$94,652
Enrollment fees	20,341	19,608	19,198	17,204	12,443
In-center revenue (1)	97,710	71,583	55,633	39,630	26,332

Total center revenue	381,040	300,084	246,427	188,958	133,427
Other revenue	9,076	11,949	10,515	6,208	3,240

Total revenue	390,116	312,033	256,942	195,166	136,667
Operating expenses
Center operations	216,314	164,764	131,825	102,343	74,025
Advertising and marketing	14,446	12,196	11,045	11,722	6,350
General and administrative	27,375	21,596	18,554	14,981	12,305
Other operating	12,693	18,256	16,273	10,358	4,458
Depreciation and amortization	38,346	29,655	25,264	20,801	17,280
Impairment charge (2)	—	—	—	6,952	—

Total operating expenses	309,174	246,467	202,961	167,157	114,418
Income from operations	80,942	65,566	53,981	28,009	22,249
Interest expense, net	(14,076)	(17,573)	(19,132)	(14,950)	(12,035)
Loss from extinguishment of debt (3)	—	—	—	—	(2,911)
Equity in earnings (loss) of affiliate (4)	1,105	1,034	762	333	(301)

Income before income taxes	67,971	49,027	35,611	13,392	7,002
Provision for income taxes	26,758	20,119	15,006	5,971	3,019

Net income	41,213	28,908	20,605	7,421	3,983
Accretion on redeemable preferred stock	—	3,570	6,987	7,085	6,447

Net income (loss) applicable to common shareholders	$41,213	$25,338	$13,618	$336	$(2,464)

Basic earnings (loss) per share	$1.19	$1.02	$0.85	$0.02	$(0.20)
Weighted average number of common and common equivalent shares outstanding — basic	34,592	24,727	16,072	15,054	12,360
Diluted earnings (loss) per share	$1.13	$0.87	$0.72	$0.02	$(0.20)
Weighted average number of common and common equivalent shares outstanding — diluted (5)	36,339	33,125	28,612	16,430	12,360

Balance Sheet Data (end of period):
Cash and cash equivalents	$4,680	$10,211	$18,446	$8,860	$2,208
Working capital	(66,123)	(71,952)	(15,340)	(29,819)	(30,242)
Total assets	723,460	572,087	453,346	419,024	346,815
Total debt	273,282	209,244	233,232	231,320	176,727
Total redeemable preferred stock	—	—	106,165	99,179	96,973
Total shareholders’ equity	307,844	250,634	32,792	18,547	13,014

Cash Flow Data:
Net cash provided by operating activities	$107,952	$80,431	$52,576	$43,558	$32,609
Net cash used in investing activities	(180,850)	(146,080)	(24,476)	(31,350)	(63,928)
Net cash provided by (used in) financing activities	67,367	57,414	(18,514)	(5,556)	28,245

Other Data:
Comparable center revenue growth (6)	7.7%	9.7%	13.2%	22.3%	12.4%
Average revenue per membership (7)	$1,171	$1,119	$1,089	$989	$878
Average in-center revenue per membership (8)	300	267	242	207	173
EBITDA (9)	120,393	96,255	80,007	49,143	36,317
EBITDA margin (10)	30.9%	30.8%	31.1%	25.2%	26.6%
Capital expenditures (11)	$190,624	$156,819	$81,846	$87,432	$94,923

Operating Data (12):
Centers open at end of period	46	39	33	29	24
Number of memberships at end of period	358,384	299,538	249,192	215,387	173,875

(1)	In-center revenue includes revenue generated at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products offered at our LifeCafe, sales of products and services offered at our LifeSpa, tennis and renting space in certain of our centers.

(2)	For the year ended December 31, 2002, we recorded an asset impairment charge of $7.0 million related to our only executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we operate separately in the same building. This executive facility and restaurant differ significantly from our standard model and the initial cash flow results have not been as high as projected. Additionally, this facility and restaurant are located in a more costly geographic area of downtown Minneapolis. The charge represents the difference between the fair value of the assets as determined by discounted estimated future cash flows and the carrying amount of the assets.

(3)	A loss on the extinguishment of debt of $2.9 million was recorded for the year ended December 31, 2001. The charge consisted of early extinguishment fees and the write-off of loan costs related to the original debt in connection with the refinancing of 10 of our centers.

(4)	In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C., referred to as Bloomingdale LLC, with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Each member made an initial capital contribution of $2.0 million and owns a one-third interest in Bloomingdale LLC. The center commenced operations in February 2001. The terms of the relationship among the members are governed by an operating agreement. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

(5)	The diluted weighted average number of common shares outstanding is the weighted average number of common shares plus the weighted average conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed weighted average exercise of dilutive stock options using the treasury stock method, and unvested restricted stock awards using the treasury stock method. For the year ended December 31, 2001, there were no dilutive shares. For the year ended December 31, 2002, only the shares issuable upon the exercise of stock options were dilutive. For the year ended December 31, 2003, the shares issuable upon the exercise of stock options and the conversion of redeemable preferred stock were dilutive. For the year ended December 21, 2004, the shares issuable upon the exercise of stock options, the conversion of redeemable preferred stock and the vesting of all restricted stock awards were dilutive. For the year ended December 31, 2005, the shares issuable upon the exercise of stock options and the vesting of all restricted stock awards were dilutive.
The following table summarizes the weighted average common shares for basic and diluted earnings per share computations:

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Weighted average number of common shares outstanding — basic	34,592	24,727	16,072	15,054	12,360
Effect of dilutive stock options	1,739	1,943	1,522	1,376	—
Effect of dilutive restricted stock awards	8	2	—	—	—
Effect of dilutive redeemable preferred shares outstanding	—	6,453	11,018	—	—

Weighted average number of common shares outstanding — diluted	36,339	33,125	28,612	16,430	12,360

(6)	Membership dues, enrollment fees and in-center revenue for a center are included in comparable center revenue growth beginning on the first day of the thirteenth full calendar month of the center’s operation.

(7)	Average revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(8)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(9)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA:

		For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Net income	$41,213	$28,908	$20,605	$7,421	$3,983
Interest expense, net	14,076	17,573	19,132	14,950	12,035
Provision for income taxes	26,758	20,119	15,006	5,971	3,019
Depreciation and amortization	38,346	29,655	25,264	20,801	17,280

EBITDA	$120,393	$96,255	$80,007	$49,143	$36,317

(10)	EBITDA margin is the ratio of EBITDA to total revenue.

(11)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, and property and equipment purchases financed through notes payable and capital lease obligations.

(12)	The operating data being presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 13 of this report.
Overview
We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of March 1, 2006, we operated 48 centers primarily in residential locations across nine states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue increases may be lower in future periods than in the past. Of the eight new centers we plan to open in 2006, we expect that four will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers to affect our center operating margins at these new centers and on a consolidated basis. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
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
We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 36 months. Second, we generate revenue, which we refer to as in-center revenue, at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, including our media, athletic events and nutritional product businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes our restaurant located in the building where we operate a center designed as an executive facility in downtown Minneapolis, Minnesota and rental income on our Highland Park, Minnesota office building.
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our media, athletic event and nutritional product businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, our restaurant and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in presale activities.
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center total, on average since inception, approximately $22.5 million, which could vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium. The average cost for the current model centers built in 2005 increased slightly from the average for all current model centers to approximately $23.5 million as a result of higher land costs and higher construction costs in other states where we are opening centers. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors, expected lives and rate of return in determining fair value of option grants, tax provisions and provisions for uncollectible receivables. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the weighted average expected life of center memberships. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results. We have identified below the following accounting policies that we consider to be critical.
Revenue recognition. We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 30 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated membership period of 36 months, which is based on historical membership experience. In addition, monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
We provide services at each of our centers, including personal training, LifeSpa, LifeCafe and other member services. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed. Other revenue, which includes revenue generated primarily from our media, athletic events and restaurant, is recognized when realized and earned. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. In limited instances in our media and athletic events businesses, we recognize revenue on barter transactions. We recognize barter revenue equal to the lesser of the value of the advertising or promotion given up or the value of the asset received. Restaurant revenue is recognized at the point of sale to the customer.
Pre-opening operations. We generally operate a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over a period of 36 months beginning when the center opens; however, the related advertising, office and rent expenses incurred during this period are expensed as incurred.
Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center, compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value.

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended
	December 31,
	2005	2004	2003
Revenue
Center revenue
Membership dues	67.5%	66.9%	66.8%
Enrollment fees	5.2	6.4	7.4
In-center revenue	25.0	22.9	21.7

Total center revenue	97.7	96.2	95.9
Other revenue	2.3	3.8	4.1

Total revenue	100.0	100.0	100.0
Operating expenses
Center operations	55.4	52.8	51.3
Advertising and marketing	3.7	3.9	4.3
General and administrative	7.0	6.9	7.2
Other operating	3.3	5.9	6.4
Depreciation and amortization	9.9	9.5	9.8

Total operating expenses	79.3	79.0	79.0
Income from operations	20.7	21.0	21.0
Other income (expense)
Interest expense, net	(3.6)	(5.6)	(7.4)
Equity in earnings of affiliate	0.3	0.3	0.3

Total other income (expense)	(3.3)	(5.3)	(7.1)
Income before income taxes	17.4	15.7	13.9
Provision for income taxes	6.8	6.4	5.9

Net income	10.6%	9.3%	8.0%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Total revenue. Total revenue increased $78.1 million, or 25.0%, to $390.1 million for the year ended December 31, 2005 from $312.0 million for the year ended December 31, 2004.
Total center revenue grew $80.9 million, or 27.0%, to $381.0 million from $300.1 million, driven by a 7.7% increase in comparable center revenue, opening of seven new centers in 2005 and the full-year contribution of six centers opened in 2004. Of the $80.9 million increase in total center revenue,
•	66.8% was from membership dues, which increased $54.1 million, due to increased memberships at new and existing centers.

•	32.3% was from in-center revenue, which increased $26.1 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $267 to $300 for the year ended December 31, 2005.

•	0.9% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.7 million for the year ended December 31, 2005 to $20.3 million. Our number of memberships increased 19.6% to 358,384 at December 31, 2005 from 299,538 at December 31, 2004.
Other revenue decreased $2.8 million, or 23.5%, to $9.1 million from $11.9 million, which was primarily due to decreased revenue generated from external sales in our nutritionals division as a result of our phase out of selling our nutritional products at third party retailers.

Center operations expenses. Center operations expenses were $216.3 million, or 56.8% of total center revenue (or 55.4% of total revenue), for the year ended December 31, 2005 compared to $164.8 million, or 54.9% of total center revenue (or 52.8% of total revenue), for the year ended December 31, 2004. This $51.5 million increase primarily consisted of an increase of $22.0 million in payroll-related costs to support increased memberships at new centers, an increase in $10.3 million in facility-related costs, including utilities and real estate taxes, and increased expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower operating margins associated with new centers. At December 31, 2005, we had seven centers in the first year of operations compared to six centers in the first year of operations at December 31, 2004, and 13 centers in the first 24 months of operations at December 31, 2005 compared to 10 centers in the first 24 months of operations at December 31, 2004.
Advertising and marketing expenses. Advertising and marketing expenses were $14.5 million, or 3.7% of total revenue, for the year ended December 31, 2005 compared to $12.2 million, or 3.9% of total revenue, for the year ended December 31, 2004. As a percentage of total revenue, these expenses decreased primarily due to lower advertising costs associated with our nutritional business, partially offset by increased advertising at our new centers.
General and administrative expenses. General and administrative expenses were $27.4 million, or 7.0% of total revenue, for the year ended December 31, 2005 compared to $21.6 million, or 6.9% of total revenue, for the year ended December 31, 2004. This $5.8 million increase was primarily due to increased costs to support the growth in membership and the center base in 2005, as well as costs associated with being a public company.
Other operating expenses. Other operating expenses were $12.7 million for the year ended December 31, 2005 compared to $18.3 million for the year ended December 31, 2004. This $5.6 million decrease was primarily due to lower costs associated with our nutritional product and media businesses.
Depreciation and amortization. Depreciation and amortization was $38.3 million for the year ended December 31, 2005 compared to $29.7 million for the year ended December 31, 2004. This $8.6 million increase was due to the opening of seven centers during the year, as well as the full-year effect of depreciation for the six centers opened in 2004.
Interest expense, net. Interest expense, net of interest income, was $14.1 million for the year ended December 31, 2005 compared to $17.6 million for the year ended December 31, 2004. This $3.5 million decrease was primarily the result of reduced average debt balances for our non-construction related debt, lower interest rates on certain of our non-construction related debt and a reduction in interest expense on leased equipment. Proceeds from the initial public offering and increased cash flows from operating activities allowed us to limit our borrowings during 2004 and 2005.
Provision for income taxes. The provision for income taxes was $26.8 million for the year ended December 31, 2005 compared to $20.1 million for the year ended December 31, 2004. This $6.7 million increase was due to an increase in income before income taxes of $19.0 million, partially offset by a decrease in the effective tax rate to 39.4% for the year ended December 31, 2005 compared to 41.0% for the year ended December 31, 2004. The reduction in tax rate was driven by a business entity realignment that reduced state income taxes and resultant cumulative state deferred tax liabilities.
Net income. As a result of the factors described above, net income was $41.2 million, or 10.5% of total revenue, for the year ended December 31, 2005 compared to $28.9 million, or 9.3% of total revenue, for the year ended December 31, 2004.
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
Interest in an Unconsolidated Affiliated Entity
In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C., referred to as Bloomingdale LLC, with two unrelated organizations for the purpose of constructing, owning and operating a sports and athletic, professional fitness, family recreation and resort/spa center in Bloomingdale, Illinois. The terms of the relationship among the members are governed by an operating agreement, referred to as the Operating Agreement, which expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. In December 1999, Bloomingdale LLC entered into a management agreement with us, pursuant to which we agreed to manage the day-to-day operations of the center, subject to the overall supervision by the Management Committee of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of the joint venture require the approval of a majority of the members. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements. Additional details related to our interest in Bloomingdale LLC are provided in Note 3 to our consolidated financial statements.
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
We believe EBITDA is useful to an investor in evaluating our operating performance and liquidity because:
•	it is a widely accepted financial indicator of a company’s ability to service its debt and we are required to comply with certain covenants and borrowing limitations that are based on variations of EBITDA in certain of our financing documents; and

•	it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.
Our management uses EBITDA:
•	as a measurement of operating performance because it assists us in comparing our performance on a consistent basis;

•	in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management; and

•	as the basis for incentive bonuses paid to selected members of senior and center-level management.

We have provided reconciliations of EBITDA to net income in the section “Quarterly Results (Unaudited),” located immediately following the Report of Independent Registered Public Accounting Firm.
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
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash provided by operations. Principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.
Operating Activities
As of December 31, 2005, we had total cash and cash equivalents of $4.7 million and $3.9 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $81.0 million available under the terms of our revolving credit facility as of December 31, 2005.
Net cash provided by operating activities was $108.0 million for 2005 compared to $80.4 million for 2004. The increase of $27.6 million was primarily due to a $15.3 million increase in net income adjusted for non-cash charges.
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
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we make capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through 2005, has averaged approximately $22.5 million, which includes the land, the building and approximately $2.7 million of exercise equipment, furniture and fixtures. We expect the total cost of new centers constructed in 2006 to increase above the $22.5 million average due to higher land costs and higher construction costs in other states where we plan to open centers.

     Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2005	2004	2003
		(In thousands)
Purchases of property and equipment	$190,528	$156,674	$41,315
Non-cash property and equipment purchases financed through notes payable	—	—	28,668
Non-cash property and equipment purchases financed through capital lease obligations	96	145	11,863

Total capital expenditures	$190,624	$156,819	$81,846

     The following schedule reflects capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2005	2004	2003
		(In thousands)
Capital expenditures for new land, building and construction	$166,417	$138,958	$69,068
Capital expenditures for updating existing centers and corporate infrastructure	24,207	17,861	12,778

Total capital expenditures	$190,624	$156,819	$81,846

At December 31, 2005, we had purchased the real property for the eight new centers that we plan to open in 2006, and we had entered into agreements to purchase real property for the development of seven of the new centers that we plan to open in 2007.
We expect our capital expenditures to be approximately $220.0 to $230.0 million in 2006, of which we expect approximately $25.0 to $30.0 million to be for the updating of existing centers and corporate infrastructure.
Financing Activities
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). The U.S. Bank Facility provides a $200.0 million five-year revolving credit facility, which may be increased up to $250.0 million upon the exercise of an accordion feature. Proceeds from the U.S. Bank Facility were used to retire all of our outstanding loans under the Antares Facility and the Term Loan Facility, each as defined below, and will be used to provide additional borrowing capacity. As of December 31, 2005, $111.0 million was outstanding on the U.S. Bank Facility, plus $8.0 million related to letters of credit.
In connection with the events described above, on April 15, 2005, we repaid all amounts outstanding under the Second Amended and Restated Credit Agreement dated as of July 19, 2001, by and among us, as Borrower, Antares Capital Corporation, as a Lender and as Agent for all Lenders, BNP Paribas, as a Lender and as Documentation Agent, and other financial institutions party thereto as Lenders (the “Antares Facility”) and terminated the Antares Facility. The Antares Facility was a $55.0 million secured revolving credit facility that would have expired on September 30, 2005. On April 15, 2005, we also terminated the Amended and Restated Master Construction and Term Loan Agreement dated as of June 14, 2001, by and among our subsidiary, FCA Real Estate Holdings, LLC, U.S. Bank National Association, and the Lenders party thereto (the “Term Loan Facility”). The Term Loan Facility provided a $75.0 million construction credit facility that would have expired on January 1, 2006.
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

Interest on the amounts borrowed under the U.S. Bank Facility is based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin. The applicable margin ranges from 0 to 50 basis points for base rate borrowings and 100 to 200 basis points for Eurodollar borrowings, and is determined based on our consolidated leverage ratio. Additionally, we are restricted in our borrowings and in general under the Credit Agreement by certain financial covenants. We are required to maintain a fixed coverage ratio of not less than 1.60 to 1.00, a consolidated leverage ratio of not more than 3.75 to 1.00 and a senior secured operating company leverage ratio of not more than 2.25 to 1.00. The Credit Agreement also contains covenants that, among other things, restrict our ability to enter into certain business combinations, dispose of assets, make certain acquisitions, pay dividends, incur certain additional debt and create certain liens.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2005 was 5.7% and $44.5 million, respectively.
We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in September 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of December 31, 2005, $127.4 million remained outstanding on the notes.
We have financed two of our centers in Minnesota separately. These obligations bear interest at a fixed rate of 6.0% and are being amortized over a 15-year period. The obligations are due in full in January 2007 and August 2007. As security for the obligations, we have granted mortgages on these two centers. At December 31, 2005, $5.0 million was outstanding with respect to these obligations.
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2005, the present value of the future minimum lease payments due under the lease amounted to $6.8 million.
We have financed our purchase of most of our equipment through capital lease agreements with an agent and lender, on behalf of itself and other lenders. The terms of such leases are typically 60 months and our interest rates range from 7.1% to 11.3%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2005, $14.6 million was outstanding under these leases.
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2005.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2005:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
			(In thousands)
Long-term debt obligations	$251,896	$5,922	$17,339	$128,487	$100,148
Interest (1)	104,372	13,141	22,426	19,418	49,387
Operating lease obligations	141,115	8,643	16,141	15,683	100,648
Capital lease obligations	21,385	8,525	6,416	335	6,109
Purchase obligations (2)	82,694	66,741	15,835	118	—

Total contractual obligations	$601,462	$102,972	$78,157	$164,041	$256,292

(1)	Interest expense obligations were calculated holding interest rates constant at December 31, 2005 rates.

(2)	Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of eight of our centers in 2006 and contracts for the purchase of land.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for us beginning January 1, 2006.
Under the “modified prospective” method which we have adopted, compensation cost will be recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R).
We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. SFAS 123(R) permits entities to continue to use such a model, and as such, we plan to continue to use the Black-Scholes model upon the adoption of SFAS 123(R).
SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under the previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
We expect that the full-year compensation expense, including the adoption of SFAS 123(R), will be approximately $7.5 million, before taxes, during 2006. In connection with our initial public offering, we granted options to certain members of senior management, which have a market condition vesting component. Approximately 40% of these options remain unvested. Approximately half of these unvested options will vest if our stock price closes at or above $40 per share for 60 consecutive days. The balance of these unvested options will vest if our stock price closes at or above $45 per share for 60 consecutive days. If the market condition vesting criteria are achieved in the year ended December 31, 2006, the share-based compensation expense identified above, which is included in our estimated full year compensation expense of $7.5 million, will be recognized in 2006.
See Note 7 of “Item 8. Financial Statements and Supplementary Data,” for further information on our share-based compensation plans.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for any of the years in the three-year period ended December 31, 2005. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2005, our floating rate indebtedness was approximately $116.3 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2005, our interest costs would have increased by approximately $0.5 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2005, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2005.

Item 8. Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,680	$10,211
Accounts receivable, net	4,267	1,187
Inventories	5,669	4,971
Prepaid expenses and other current assets	7,187	7,275
Deferred membership origination costs	10,082	8,271
Deferred tax asset	—	1,597
Income tax receivable	3,510	4,579

Total current assets	35,395	38,091
PROPERTY AND EQUIPMENT, net	661,371	503,690
RESTRICTED CASH	3,915	12,092
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,410	7,061
OTHER ASSETS	14,369	11,153

TOTAL ASSETS	$723,460	$572,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,447	$47,477
Accounts payable	9,964	5,762
Construction accounts payable	25,811	17,633
Accrued expenses	27,862	19,152
Deferred revenue	23,434	20,019

Total current liabilities	101,518	110,043
LONG-TERM DEBT, net of current portion	258,835	161,767
DEFERRED RENT LIABILITY	5,492	3,678
DEFERRED INCOME TAXES	35,419	33,701
DEFERRED REVENUE	14,352	12,264

Total liabilities	415,616	321,453

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 35,570,567 and 33,791,610 shares issued and outstanding, respectively	712	676
Additional paid-in capital	228,132	209,931
Deferred compensation	(2,306)	(66)
Retained earnings	81,306	40,093

Total shareholders’ equity	307,844	250,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$723,460	$572,087

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004	2003
	(In thousands, except per share data)
REVENUE:
Membership dues	$262,989	$208,893	$171,596
Enrollment fees	20,341	19,608	19,198
In-center revenue	97,710	71,583	55,633

Total center revenue	381,040	300,084	246,427
Other revenue	9,076	11,949	10,515

Total revenue	390,116	312,033	256,942
OPERATING EXPENSES:
Center operations	216,314	164,764	131,825
Advertising and marketing	14,446	12,196	11,045
General and administrative	27,375	21,596	18,554
Other operating	12,693	18,256	16,273
Depreciation and amortization	38,346	29,655	25,264

Total operating expenses	309,174	246,467	202,961

Income from operations	80,942	65,566	53,981
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $259, $312 and $337, respectively	(14,076)	(17,573)	(19,132)
Equity in earnings of affiliate	1,105	1,034	762

Total other income (expense)	(12,971)	(16,539)	(18,370)

INCOME BEFORE INCOME TAXES	67,971	49,027	35,611
PROVISION FOR INCOME TAXES	26,758	20,119	15,006

NET INCOME	41,213	28,908	20,605
ACCRETION ON REDEEMABLE PREFERRED STOCK	—	3,570	6,987

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$41,213	$25,338	$13,618

BASIC EARNINGS PER COMMON SHARE	$1.19	$1.02	$0.85

DILUTED EARNINGS PER COMMON SHARE	$1.13	$0.87	$0.72

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,592	24,727	16,072

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	36,339	33,125	28,612

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Deferred	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total
			(In thousands, except share data)
BALANCE — December 31, 2002	15,953,857	$319	$17,091	$—	$1,137	$18,547
Common stock issued upon exercise of stock options	192,750	4	407	—	—	411
Tax benefit upon exercise of stock options	—	—	216	—	—	216
Accretion on redeemable preferred stock	—	—	—	—	(6,987)	(6,987)
Net income	—	—	—	—	20,605	20,605

BALANCE — December 31, 2003	16,146,607	323	17,714	—	14,755	32,792
Common stock issued upon initial public offering	4,774,941	95	80,303	—	—	80,398
Tax benefit from expenses incurred upon initial public offering	—	—	88	—	—	88
Conversion of redeemable preferred stock to common stock upon initial public offering	12,629,233	253	109,482	—	—	109,735
Common stock issued upon exercise of stock options	233,801	5	1,056	—	—	1,061
Grant of restricted stock	7,028	—	142	(142)	—	—
Compensation related to stock options and restricted stock	—	—	277	76	—	353
Tax benefit upon exercise of stock options	—	—	869	—	—	869
Accretion on redeemable preferred stock	—	—	—	—	(3,570)	(3,570)
Net income	—	—	—	—	28,908	28,908

BALANCE — December 31, 2004	33,791,610	676	209,931	(66)	40,093	250,634
Common stock issued upon exercise of stock options	1,698,714	34	6,149	—	—	6,183
Grant of restricted stock	80,243	2	2,625	(2,627)	—	—
Compensation related to stock options and restricted stock	—	—	255	387	—	642
Tax benefit upon exercise of stock options	—	—	9,172	—	—	9,172
Net income	—	—	—	—	41,213	41,213

BALANCE — December 31, 2005	35,570,567	$712	$228,132	$(2,306)	$81,306	$307,844

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2005	2004	2003
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,213	$28,908	$20,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,346	29,655	25,264
Deferred income taxes	3,315	14,276	9,722
Loss on disposal of property, net	539	543	745
Amortization of deferred financing costs	1,025	1,035	1,053
Compensation cost related to stock options and restricted stock	644	353	—
Tax benefit from exercise of stock options	9,172	869	216
Changes in operating assets and liabilities	13,698	4,792	(5,029)

Net cash provided by operating activities	107,952	80,431	52,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(190,528)	(156,674)	(41,315)
Increase (decrease) in construction accounts payable	173	11,112	(2,834)
Proceeds from sale of property and equipment	4,411	2,139	23,740
Increase in other assets	(3,083)	(1,537)	(2,495)
Decrease (increase) in restricted cash	8,177	(1,120)	(1,572)

Net cash used in investing activities	(180,850)	(146,080)	(24,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	5,652	44,853	1,925
Repayments on long-term borrowings	(23,971)	(68,986)	(18,119)
Proceeds from revolving credit facility, net	80,678	—	—
Increase in deferred financing costs	(1,175)	—	(2,731)
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	80,398	—
Proceeds from exercise of stock options	6,183	1,061	411
Tax benefit from expenses incurred upon initial public offering	—	88	—

Net cash provided by (used in) financing activities	67,367	57,414	(18,514)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,531)	(8,235)	9,586
CASH AND CASH EQUIVALENTS — Beginning of period	10,211	18,446	8,860

CASH AND CASH EQUIVALENTS — End of period	$4,680	$10,211	$18,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $3,965, $1,443 and $1,315, respectively	$17,212	$17,789	$17,821

Cash payments for income taxes	$13,227	$8,986	$7,107

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases financed through notes payable	$—	$—	$28,668

Property and equipment purchases financed through capital lease obligations	$96	$145	$11,863

Property and equipment debt paid directly from sale proceeds	$—	$—	$22,309

Conversion of redeemable preferred stock to common stock upon initial public offering	$—	$109,735	$—

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect share and per share data)
1. Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and its Subsidiaries (collectively, the Company) are primarily engaged in designing, building and operating sports and athletic, professional fitness, family recreation and resort/spa centers, principally in residential locations of major metropolitan areas. As of December 31, 2005, the Company operated 46 centers, including 16 in Minnesota, 10 in Texas, eight in Illinois, six in Michigan, two each in Virginia and Arizona, and one each in Ohio and Indiana.
2. Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Life Time Fitness, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition — The Company receives a one-time enrollment fee at the time a member joins and monthly membership dues for usage from its members. The enrollment fees are nonrefundable after 30 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated membership period of 36 months, which is based on historical membership experience. In addition, monthly membership dues paid in advance of a center’s opening are deferred until the center opens. The Company offers members month-to-month memberships and recognizes as revenue the monthly membership dues in the month to which they pertain.
The Company provides services at each of its centers, including personal training, spa, cafe and other member services. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed. Other revenue includes revenue from the Company’s media, athletic events and restaurant. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. In limited instances in the Company’s media and athletic events businesses, the Company recognizes revenue on barter transactions. The Company recognizes barter revenue equal to the lesser of the value of the advertising or promotion given up or the value of the asset received. Restaurant revenue is recognized at the point of sale to the customer.
Pre-Opening Operations — The Company generally operates a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over a period of 36 months beginning when the center opens; however, the related advertising, office, rent and other expenses incurred during this period are expensed as incurred.
Cash and Cash Equivalents — The Company considers all unrestricted cash accounts and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.
Restricted Cash — The Company is required to keep funds on deposit at certain financial institutions related to certain of its credit facilities. The Company’s lender or lenders, as the case may be, may access the restricted cash after the occurrence of an event of default, as defined under their respective credit facilities.
Accounts Receivable — Accounts receivable is presented net of allowance for doubtful accounts and sales returns and allowances.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect share and per share data)
The rollforward of these allowances are as follows:

	December 31,
	2005	2004	2003
Allowance for Doubtful Accounts:
Balance, beginning of period	$435	$541	$446
Provisions	126	108	202
Write-offs against allowance	(374)	(214)	(107)

Balance, end of period	$187	$435	$541

Sales Returns and Allowances:
Balance, beginning of period	$289	$136	$—
Provisions	255	563	136
Write-offs against allowance	(410)	(410)	—

Balance, end of period	$134	$289	$136

Inventories — Inventories consisted primarily of operational supplies, nutritional products and uniforms. These inventories are stated at the lower of cost or market value.
Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consisted primarily of prepaid insurance, other prepaid operating expenses and deposits.
Property and Equipment — Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. The cost and accumulated depreciation of property and equipment retired and other items disposed of are removed from the related accounts, and any residual values are charged or credited to income.
Depreciation is computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. Accelerated depreciation methods are used for tax reporting purposes.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2005	2004
Land		$118,686	$89,955
Buildings	3-40 years	460,382	338,729
Leasehold improvements	1-20 years	32,997	32,692
Construction in progress		47,084	31,904

		659,149	493,280

Equipment:
Fitness	5-7 years	49,428	42,778
Computer and telephone	3-5 years	25,042	21,538
Capitalized software	5 years	12,581	10,518
Decor and signage	5 years	5,324	4,230
Audio/visual	3-5 years	7,923	5,792
Furniture and fixtures	7 years	6,583	6,149
Other center equipment	7 years	28,586	21,746

		135,467	112,751

Property and equipment, gross		794,616	606,031
Less accumulated depreciation		133,245	102,341

Property and equipment, net		$661,371	$503,690

At December 31, 2005, the Company had six centers under construction: one each in Georgia, Kansas, Maryland, Minnesota, Texas and Utah.
The Company has developed web-based systems to facilitate member enrollment and management. Costs related to these projects have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
Other center equipment consists primarily of café, spa and playground equipment and laundry facilities.
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company considers a history of consistent and significant operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or the separate restaurant. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or the restaurant, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Other Assets — The Company records its other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2005	2004
Financing costs	$3,947	$3,797
Investment in unconsolidated affiliate (see Note 3)	2,150	1,917
Pre-development costs	1,594	1,358
Lease deposits	2,396	2,531
Earnest money deposits	1,327	831
Intangibles	2,880	241
Other	75	478

	$14,369	$11,153

Pre-development costs consist of legal, travel, architectural, feasibility and other direct expenditures incurred for certain prospective new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Pre-development costs capitalized in the years ended December 31, 2005 and 2004 were approximately $4,997 and $4,302, respectively. Upon completion of a project, the pre-development costs are classified as property and equipment and depreciated over the useful life of the asset.
Intangible assets primarily consist of the leases acquired as part of the purchase during the fourth quarter of 2005 of the Highland Park, Minnesota office building complex, which includes one of the Company’s centers. The fair value of the intangibles associated with the Highland Park office building rental stream has been recorded based upon preliminary estimates. The Company anticipates completing its allocation of purchase price during the first half of 2006, and changes to the preliminary estimates will be recorded at that time. The final allocation of purchase is not anticipated to be significantly different from preliminary allocations.
The Company performs impairment tests annually, during the fourth quarter, and whenever events or circumstances occur indicating that its intangible assets might be impaired. Based upon the Company’s assessment during 2005, no impairment was deemed to have occurred.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2005	2004
Payroll related	$4,886	$5,278
Real estate taxes	6,027	3,600
Center operating costs	7,884	1,723
Insurance	1,246	1,404
Other	7,819	7,147

	$27,862	$19,152

Income Taxes — The Company files consolidated federal and state income tax returns. Deferred income taxes are provided following the provisions of SFAS No.109 whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Earnings per Common Share — Basic earnings per common share (EPS) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the numerator is adjusted to add back any redeemable preferred stock accretion and the denominator is increased for the conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method.
As a result of the Company’s initial public offering (see Note 6), the redeemable preferred stock converted to common stock and the accretion on redeemable preferred stock discontinued. Prior to the Company’s initial public offering, accretion on redeemable preferred stock was computed based on the per share annual return on the respective series of redeemable preferred stock plus any accumulated but unpaid dividends. The discount on redeemable preferred stock attributable to offering expenses was also accreted over the period to the mandatory redemption date. Accretion on redeemable preferred stock was $0, $3,570 and $6,987 for the years ended December 31, 2005, 2004 and 2003, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2005	2004	2003
Net income applicable to common shareholders — basic	$41,213	$25,338	$13,618
Add back accretion on redeemable preferred shares	—	3,570	6,987

Net income applicable to common shareholders — diluted	$41,213	$28,908	$20,605

Weighted average number of common shares outstanding — basic	34,592	24,727	16,072
Effect of dilutive stock options	1,739	1,943	1,522
Effect of dilutive restricted stock awards	8	2	—
Effect of dilutive redeemable preferred shares outstanding	—	6,453	11,018

Weighted average number of common shares outstanding — diluted	36,339	33,125	28,612

Basic earnings per common share	$1.19	$1.02	$0.85

Diluted earnings per common share	$1.13	$0.87	$0.72

The number of total common shares outstanding at December 31, 2005 was 35,570,567. There were no equivalent shares excluded from the computation of diluted EPS for the years ended December 31, 2005, 2004, and 2003.
Stock-Based Compensation — The Company has stock option plans for employees and accounts for these option plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. For more information on the Company’s stock-based compensation plans, see Note 7.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payments,” the Company’s net income applicable to common shareholders, basic EPS and diluted EPS would have been reduced to the following pro forma amounts:

	For the Year Ended
	December 31,
	2005	2004	2003
Net income applicable to common shareholders — basic:
As reported	$41,213	$25,338	$13,618

Pro forma	$35,870	$23,463	$12,702

Basic earnings per common share:
As reported	$1.19	$1.02	$0.85

Pro forma	$1.04	$0.95	$0.79

Net income applicable to common shareholders — diluted:
As reported	$41,213	$28,908	$20,605

Pro forma	$35,870	$27,033	$19,689

Diluted earnings per common share:
As reported	$1.13	$0.87	$0.72

Pro forma	$0.99	$0.82	$0.69

The pro forma net income applicable to common shareholders, basic and diluted, for the years ended December 31, 2005 and December 31, 2004, include the compensation cost related to the vesting of certain stock options that were granted to certain members of management at or around the time of the Company’s initial public offering. Twenty percent of these shares vested after the public market price of the Company’s common stock closed at or above $25.00 for the consecutive 90 calendar day period ending May 25, 2005. Twenty percent of these shares vested after the public market price of the Company’s common stock closed at or above $30.00 for the consecutive 90 calendar day period ending September 7, 2005. Twenty percent of these shares vested after the public market price of the Company’s common stock closed at or above $35.00 for the consecutive 60 calendar day period ending December 26, 2005. The effect of this vesting on diluted earnings, on a pro forma basis, was approximately $2.4 million for the year ended December 31, 2005. As of December 31, 2005, approximately 40% of these options remain unvested. Under standard vesting provisions, these shares would vest on the seventh anniversary of the grant date. Under accelerated vesting provisions, approximately half of these unvested options vest if the Company’s stock price closes at or above $40 per share for 60 consecutive days. The balance of these unvested options will vest if the Company’s stock price closes at or above $45 per share for 60 consecutive days. If the market condition vesting criteria are achieved during the year ended December 31, 2006, the share-based compensation expense identified above will be recognized in 2006. If the market vesting condition is not achieved, the options will vest and compensation expense will be recorded based upon the time vesting feature of the stock options.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	December 31,
	2005	2004	2003
Risk-free interest rate	4.0%	3.8%	3.0%
Expected dividend yield	—	—	—
Expected life in years	6	6	6
Volatility	42.7%	50.5%	38.3%
The volatility and expected life assumptions presented are based on an average of the volatility assumptions reported by a peer group of publicly traded companies.
Dividends — The Company has not declared or paid any cash dividends on its common stock in the past. As discussed in Note 4, the terms of the Company’s revolving credit facility and certain debt financing agreements prohibit the Company from paying dividends without the consent of the lenders.
Fair Value of Financial Instruments — The carrying amounts related to cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of the term notes payable and capital leases approximated $140.2 million and $27.9 million, respectively, as of December 31, 2005. The fair value of the Company’s other long-term debt approximates the carrying value and is based on variable rates or interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. The Company uses estimates for such items as depreciable lives, volatility factors and expected life in determining fair value of option grants, tax provisions, provisions for uncollectible receivables and for calculating the amortization period for deferred enrollment fee revenue and associated direct costs (based on the weighted average expected life of center memberships). The Company revises the recorded estimates when better information is available, facts change, or the Company can determine actual amounts. Those revisions can affect operating results.
Interest Income — Interest income included in interest expense, net, for the years ended December 31, 2005, 2004 and 2003 was $259, $312 and $337, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Supplemental Cash Flow Information — Changes in operating assets and liabilities, reflecting increases (decreases) in cash, are as follows:

	For the Year Ended December 31,
	2005	2004	2003
Accounts receivable	$(3,080)	$30	$(8)
Income tax receivable	1,068	(2,032)	(2,039)
Inventories	(698)	(317)	(879)
Prepaid expenses and other current assets	105	(298)	(5,241)
Deferred membership origination costs	(3,159)	(2,027)	(647)
Accounts payable	3,434	(409)	1,595
Accrued expenses	8,711	6,047	1,974
Deferred revenue	5,503	2,780	(400)
Deferred rent	1,814	1,018	616

	$13,698	$4,792	$(5,029)

The Company’s capital expenditures were as follows:

	For the Year Ended December 31,
	2005	2004	2003
Purchases of property and equipment	$190,528	$156,674	$41,315
Non-cash property and equipment purchases financed through notes payable	—	—	28,668
Non-cash property and equipment purchases financed through capital lease obligations	96	145	11,863

Total capital expenditures	$190,624	$156,819	$81,846

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning in January 1, 2006.
Under the “modified prospective” method which the Company has adopted, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R).
The Company has historically utilized a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. SFAS 123(R) permits entities to continue to use such a model, and as such, the Company plans to continue to use the Black-Scholes model upon the adoption of SFAS 123(R).
SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
The Company expects that the full-year compensation expense, including the adoption of SFAS 123(R), will be approximately $7.5 million, before taxes, during 2006. In connection with the Company’s initial public offering, the Company granted options to certain members of senior management, which have a market condition vesting component. Approximately 40% of these options remain unvested. Under standard vesting provisions, these shares vest on the seventh anniversary of the grant date. Under accelerated vesting provisions, approximately half of these unvested options vest if the Company’s stock price closes at or above $40 per share for 60 consecutive days. The balance of these unvested options vest if the Company’s stock price closes at or above $45 per share for 60consecutive days. If the market condition vesting criteria are achieved in the year ended December 31, 2006, the share-based compensation expense identified above, which is included in the Company’s estmated full year compensation expense of $7.5 million, will be recognized in 2006. If the market vesting condition is not achieved, the options will vest and compensation expense will be recorded based upon the time vesting feature of the stock options.
Comprehensive Income — The Company follows the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which established standards for reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, there is no difference between net income as reported on the consolidated statements of operations and comprehensive income.
Reclassifications— Certain prior period amounts have been reclassified to conform with the current period presentation.
3. Investment in Unconsolidated Affiliate
In December 1999, the Company, together with two unrelated organizations, formed an Illinois limited liability company named LIFE TIME Fitness Bloomingdale L.L.C. (Bloomingdale LLC) for the purpose of constructing and operating a center in Bloomingdale, Illinois. The center opened for business in February 2001. Each of the three members maintains an equal interest in Bloomingdale LLC. Pursuant to the terms of the agreement that governs the formation and operation of Bloomingdale LLC (the Operating Agreement), each of the three members contributed $2,000 to Bloomingdale LLC. The Company has no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of Bloomingdale LLC require the consent of the other members of Bloomingdale LLC. The Operating Agreement expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. The Company accounts for its interest in Bloomingdale LLC on the equity method.
In December 1999, Bloomingdale LLC entered into a management agreement with the Company, pursuant to which the Company agreed to manage the day-to-day operations of the center, subject to the overall supervision by the management committee of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. The management agreement expires in December 2039 unless it terminates earlier pursuant to its terms. The Company does not receive a management fee in connection with its duties under the management agreement, but does receive an overhead cost recovery charge equal to the lesser of (i) the lowest rate charged to any of the Company’s other centers, or (ii) 9.0% of the net revenue of the Bloomingdale LLC center, provided, however, that in no event would Bloomingdale LLC be charged overhead cost recovery at a rate in excess of the ratio of the Company’s total overhead expense to its total net center revenue. Overhead cost recovery charges to Bloomingdale LLC were $1,017, $1,044 and $988 for the years ended December 31, 2005, 2004 and 2003, respectively.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, the members are entitled to receive monthly cash distributions from Bloomingdale LLC. The amount of this monthly distribution is, and will continue to be throughout the term of the agreement, $56 per member. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, the Company is obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members had the right to receive distributions from Bloomingdale LLC in the amounts of $669, $872 and $614 in 2005, 2004 and 2003, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
4. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2005	2004
Term notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to June 30, 2011, collateralized by certain related real estate and buildings	$127,439	$131,991

Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.0% to 2.0% or base plus 0.0% to 0.5%, facility expires April 15, 2010, collateralized by certain personal property	111,000	—

Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 4.0% to base plus 2.5%, collateralized by certain related personal property; facility terminated April 2005	—	30,322

Mortgage notes payable to bank, due in monthly installments of $51 through August 2007, including interest at 6%, collateralized by certain interests in related two centers	5,018	5,311

Mortgage note payable to bank, due in monthly installments of $37 through February 2007, including interest at reference rate plus one-half of 1%, collateralized by a certain interest in one related center, debt retired April 2005	—	3,258

Promissory note payable to bank, due in monthly installments of $40 through January 2009, including interest at 0.25% under the index rate, collateralized by a certain interest in secured property, debt retired March 2005	—	3,704

Promissory note payable to bank, monthly interest payments at LIBOR plus 1.50%, expiring April 2010, collateralized by a certain interest in secured property	5,342	—

Special assessments payable, due in variable semiannual installments through September 2028, including interest at 4.25% to 8.50%, secured by the related real estate and buildings	3,096	1,820

Total debt (excluding obligations under capital leases)	251,895	176,406

Obligations under capital leases (see below)	21,387	32,838

Total debt	273,282	209,244

Less current maturities	14,447	47,477

Total long-term debt	$258,835	$161,767

On April 15, 2005, the Company entered into a Credit Agreement among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). The U.S. Bank Facility provides a $200.0 million five-year revolving credit facility which may be increased up to $250.0 million upon the exercise of an accordion

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
feature. Proceeds from the U.S. Bank Facility were used to retire all of the Company’s outstanding loans under the Antares Facility and the Term Loan Facility and will be used to provide additional borrowing capacity. As of December 31, 2005, $111.0 million was outstanding on the U.S. Bank Facility.
Interest on the amounts borrowed under the U.S. Bank Facility is based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin. The applicable margin ranges from 0 to 50 basis points for base rate borrowings and 100 to 200 basis points for Eurodollar borrowings, and is determined based on the Company’s consolidated leverage ratio. Additionally, the Company is restricted in its borrowings and in general under the Credit Agreement by certain financial covenants. The Company is required to maintain a fixed coverage ratio of not less than 1.60 to 1.00, a consolidated leverage ratio of not more than 3.75 to 1.00 and a senior secured operating company leverage ratio of not more than 2.25 to 1.00. The Credit Agreement also contains covenants that, among other things, restrict the Company’s ability to enter into certain business combinations, dispose of assets, make certain acquisitions, pay dividends, incur certain additional debt and create certain liens. The Credit Agreement also allows for up to $20.0 million letters of credit availability, of which $8.0 million was outstanding at December 31, 2005. The Company had $81.0 available for use under the Credit Agreement at December 31, 2005.
In addition to refinancing indebtedness under the Antares Facility and the Term Loan Facility, amounts borrowed under the U.S. Bank Facility may be used to finance the acquisition, construction and development of real property, improvements and fixtures for use as health and fitness centers, make improvements to centers, finance permitted acquisitions and finance working capital requirements. As security for the Company’s obligations under the U.S. Bank Facility, the Company granted a security interest in all of its personal property pursuant to the terms of a Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2005 was 5.7% and $44.5 million, respectively.
The Company was in compliance in all material respects with all restrictive and financial covenants under its various credit facilities as of December 31, 2005.
Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2005 are as follows:

2006	$5,922
2007	10,775
2008	6,563
2009	7,039
2010	121,448
Thereafter	100,148

$251,895

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The Company is a party to capital equipment leases with third parties which provide for monthly rental payments of approximately $836 as of December 31, 2005. Amortization recorded for these capital leased assets totaled $6,966 and $8,933 for the years ended December 31, 2005 and 2004, respectively. The following is a summary of property and equipment recorded under capital leases:

	December 31,
	2005	2004
Land and buildings	$6,622	$6,624
Leasehold improvements	—	109
Equipment	36,507	50,677

	43,129	57,410
Less accumulated amortization	23,609	27,881

	$19,520	$29,529

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2005 are as follows:

2006	$10,583
2007	6,392
2008	2,171
2009	964
2010	880
Thereafter	10,458

31,448
Less amounts representing interest	10,061

Present value of net minimum lease payments	21,387
Current portion	8,525

$12,862

5. Income Taxes
The components of the provision for income taxes are as follows:

	December 31,
	2005	2004	2003
Current	$23,443	$5,843	$5,284
Deferred	3,315	14,276	9,722

Provision for income taxes	$26,758	$20,119	$15,006

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The provision for income taxes differs from the federal statutory rate as follows:

	December 31,
	2005	2004	2003
Income taxes computed at federal statutory rate	$23,790	$17,159	$12,464
State taxes, net of federal benefit	3,495	2,882	2,095
Other, net	(527)	78	447

	$26,758	$20,119	$15,006

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the deferred tax asset (liability) are as follows:

	December 31,
	2005	2004
Current deferred income tax assets:
Deferred revenue, net of related deferred costs	$—	$673
Other, net	—	924

	$—	$1,597

Noncurrent deferred income tax liabilities:
Property and equipment	$(34,379)	$(33,167)
Accrued rent expense	1,741	1,508
Internally developed software	(1,878)	(2,123)
Other, net	(903)	81

	$(35,419)	$(33,701)

The Company’s income tax returns have been reviewed by the U.S. Internal Revenue Service (IRS), and the exams have been closed related to all years through 2003. In addition to being subject to IRS exam, the Company operates within multiple state tax jurisdictions and is subject to audits in these state jurisdictions. Upon audit, the IRS or these state taxing jurisdictions could retroactively disagree with the Company’s treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after the financial statements have been issued. The Company establishes tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. On a quarterly basis, the Company evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes. The Company believes that it has established the appropriate reserves for these estimated exposures, however actual results may differ from these estimates. The resolution of these tax matters in a particular future period could have a material impact on the Company’s consolidated statement of operations.
6. Initial Public Offering and Capital Stock
The registration statement filed in connection with the Company’s initial public offering, as filed with the SEC, was declared effective on June 29, 2004. The Company’s shares began trading on the New York Stock Exchange on June 30, 2004. The Company closed this transaction and received proceeds from the initial public offering on July 6, 2004. The initial public offering consisted of 11,385,000 shares of common stock, including the underwriters’ over-

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
allotment option of 1,485,000 common shares. Of the shares of common stock sold in the initial public offering, the Company sold 4,774,941 shares, resulting in proceeds of $80,398, net of underwriting discounts and commissions and offering expenses payable by the Company of $7,684. The Company used a portion of the net proceeds to repay amounts outstanding under its former revolving credit facility. The Company used the remaining net proceeds to finance its growth by opening additional centers.
As a result of the Company’s initial public offering, the Company’s previously outstanding redeemable preferred stock converted into common stock and accretion on redeemable preferred stock discontinued.
7. Stock Plans
The 1996 Stock Option Plan (the 1996 Plan) reserved up to 2,000,000 shares of the Company’s common stock for issuance. Under the 1996 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of the Company’s common stock to eligible employees, directors, and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. As of December 31, 2005, the Company had granted a total of 1,700,000 options to purchase common stock under the 1996 Plan, of which 146,500 were outstanding.
The 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of the Company’s common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of the Company’s common stock to eligible employees, directors and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. The 1998 Plan was amended in December 2003 by the Company’s Board of Directors and shareholders to reserve an additional 1,500,000 shares of the Company’s common stock for issuance. As of December 31, 2005, the Company had granted a total of 1,957,500 options to purchase common stock under the 1998 Plan, of which 858,550 were outstanding.
The 2004 Long-Term Incentive Plan (the 2004 Plan) reserved up to 3,500,000 shares of the Company’s common stock for issuance. Under the 2004 Plan, the Compensation Committee of the Company’s Board of Directors administers the 2004 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. Eligible participants under the 2004 Plan include the Company’s officers, employees, non-employee directors and consultants. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors. In connection with approval of the 2004 Plan, the Company’s Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and 1998 Plan. During 2005, the Company issued 80,243 shares of restricted stock. The value of the restricted shares was based upon the closing price of the Company’s stock on the dates of issue which ranged from $24.75to $33.14, resulting in additional paid-in capital and deferred compensation of $2.6 million as reflected in the 2005 consolidated statement of shareholders’ equity. The restricted stock generally vests over periods ranging from one to three years. As of December 31, 2005, the Company had granted a total of 1,855,234 options to purchase common stock, of which options to purchase 1,752,616 shares were outstanding, and a total of 87,271 restricted shares under the 2004 Plan, of which 83,634 restricted shares were unvested.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
A summary of restricted stock activity follows:

	Restricted	Range of Market
	Shares	Price Per Share
	Outstanding	on Grant Date
Balance — December 31, 2003	—	—
Granted	7,028	$26.23

Balance — December 31, 2004	7,028	26.23
Granted	80,243	24.75-33.14
Vested	(3,637)	25.47-26.23

Balance — December 31, 2005	83,634	$24.75-33.14

A summary of option activity is as follows:

			Weighted
		Range of	Average Fair
	Options	Exercise Price	Value of Options	Exercisable at
	Outstanding	Per Share	Granted	Year End
Balance — December 31, 2002	2,692,000	$0.75-8.00		1,333,900
Granted	636,500	8.00-12.00	$4.15
Exercised	(192,750)	0.75-8.00
Canceled	(104,275)	8.00

Balance — December 31, 2003	3,031,475	1.25-12.00		1,345,550
Granted	1,096,334	18.50-24.91	$9.74
Exercised	(233,801)	1.25-12.00
Canceled	(62,900)	8.00-12.00

Balance — December 31, 2004	3,831,108	1.25-24.91		2,024,374
Granted	758,900	25.47-38.20	$12.68
Exercised	(1,699,014)	1.25-24.91
Canceled	(133,328)	8.00-25.47

Balance — December 31, 2005	2,757,666	$1.25-38.20		1,105,303

The options granted generally vest over a period of four to five years from the date of grant. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2005:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.25 to $4.00	172,500	2.25	$2.09	172,500	$2.09
$8.00 to $12.00	832,550	6.66	8.84	415,950	8.62
$18.50 to $23.25	1,010,716	8.51	18.88	516,853	18.90
$25.47 to $38.20	741,900	9.31	27.10	—	—

$1.25 to $38.20	2,757,666	8.51	$17.01	1,105,303	$12.41

In December 2003, the Company granted 303,500 options to purchase common stock under the 1998 Plan at $12.00 per share. The fair value per share was determined to be $16.00, resulting in intrinsic value of $4.00 per share which

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
the Company records as compensation expense of $255 per year over the weighted average vesting period of 4.8 years. The fair value of the common stock was determined on a contemporaneous basis by management. Management did not obtain an independent contemporaneous valuation at the time of the grant due to an independent valuation that was performed as of June 30, 2003. Events occurring after June 30, 2003, including, at the time, the Company’s contemplated initial public offering, were considered by management in determining the value of the Company’s common stock for the December 2003 grant of stock options.
8. Operating Segments
The Company’s operations are conducted mainly through its sports and athletic, professional fitness, family recreation and resort/spa centers. The Company has aggregated the activities of its centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and each of the centers has similar expected economic characteristics, service and product offerings, customers and design. The Company’s chief operating decision makers use EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, “Centers” represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, cafe and other activities offered to members and non-member participants and rental income generated at the centers. Included in the “All Other” category in the table below is operating information related to nutritional products, media, athletic events, and a restaurant, and expenses, including interest expense, and corporate assets (including depreciation and amortization) not directly attributable to centers. The accounting policies of the “Centers” and operations classified as “All Other” are the same as those described in the summary of significant accounting policies.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Financial data and reconciling information for the Company’s reporting segment to the consolidated amounts in the financial statements are as follows:

	Centers	All Other	Consolidated
Segment reporting:
Year ended December 31, 2005:
Revenue	$381,040	$9,076	$390,116

Net income (loss)	$46,609	$(5,396)	$41,213
Provision (benefit) for income taxes	30,507	(3,749)	26,758
Interest expense, net	12,288	1,788	14,076
Depreciation and amortization	32,027	6,319	38,346

EBITDA	$121,431	$(1,038)	$120,393

Total assets	$634,789	$88,671	$723,460

Year ended December 31, 2004:
Revenue	$300,084	$11,949	$312,033

Net income (loss)	$35,793	$(6,885)	$28,908
Provision (benefit) for income taxes	24,904	(4,785)	20,119
Interest expense, net	15,760	1,813	17,573
Depreciation and amortization	24,026	5,629	29,655

EBITDA	$100,483	$(4,228)	$96,255

Total assets	$486,975	$85,112	$572,087

Year ended December 31, 2003:
Revenue	$246,427	$10,515	$256,942

Net income (loss)	$26,029	$(5,424)	$20,605
Provision (benefit) for income taxes	18,776	(3,770)	15,006
Interest expense, net	17,501	1,631	19,132
Depreciation and amortization	20,688	4,576	25,264

EBITDA	$82,994	$(2,987)	$80,007

Total assets	$368,330	$85,016	$453,346

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
9. Commitments and Contingencies
Lease Commitments — The Company leases certain property and equipment under operating leases, which require the Company to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2005 are as follows:

2006	$8,643
2007	8,410
2008	7,730
2009	7,881
2010	7,802
Thereafter	100,648

$141,114

Rent expense under operating leases was $10,200, $10,871 and $6,135 for the years ended December 31, 2005, 2004 and 2003, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.
In September 2003, the Company entered into a sale/leaseback transaction with respect to two of its Michigan centers. Pursuant to the terms of this transaction, the Company sold the centers for $42,900. The Company retired $22,390 of indebtedness related to these centers. At the time of the sale, the Company simultaneously entered into a 20-year operating lease for the centers. The gain on the sale/leaseback transaction of $504 has been deferred and is recognized as a reduction of lease expense over the term of the lease.
Litigation — The Company is engaged in legal proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. The Company has established reserves for matters that are probable and estimable in amounts it believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to the Company and discussions with legal counsel, it is the opinion of the Company that the outcome of the various legal actions and claims that are incidental to the Company’s business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.
401(k) Savings and Investment Plan — The Company offers a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least one year of service and 1,000 hours worked during the year and are at least 21 years of age. The Company made discretionary contributions to the 401(k) Plan in the amount of $844, $838 and $753 for the years ended December 31, 2005, 2004 and 2003.
10. Related Party Transactions
The Company leased a jet until June 2003 from an aviation company that was wholly owned by the Company’s chief executive officer and the president of a wholly owned subsidiary of the Company. Each month the Company was charged the equivalent of the debt service for the exclusive use of the jet. The Company also paid an hourly fee for the periodic use of other aircraft owned by the aviation company. Beginning in July 2003, the Company paid an hourly rate for the periodic use of the jet. The Company was charged $0, $6 and $892 for the use of this aircraft for the years ended December 31, 2005, 2004 and 2003. The Company purchased one jet from the aviation company for fair market value of $3,950 in January 2004.
The Company reimburses a general contractor that is primarily owned by the president of a wholly owned subsidiary of the Company for such president’s car allowance, car insurance premiums, executive medical benefits and life insurance premiums. Such president incurred expenses totaling $45, $44 and $40 during the years ended December

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
31, 2005, 2004 and 2003, respectively. The Company made payments to the general contractor in the amounts of $94, $21 and $29 during the years ended December 31, 2005, 2004 and 2003, respectively, for expenses incurred during these and certain prior years.
The Company’s chief executive officer was the landlord under a lease involving a center leased by the Company. Consequently, the Company made payments for monthly rent to its chief executive officer under such lease in the amount of $234 for the year ended December 31, 2003. In August 2003, the Company’s chief executive officer sold his position as landlord under the lease to an entity unrelated to the Company. As a result, no such lease payments were made to the Company’s chief executive officer in 2004 or 2005.
The Company leases various fitness and office equipment from third party equipment vendors for use at the center in Bloomingdale, Illinois. The Company then subleases this equipment to Bloomingdale LLC. The terms of the sublease are such that Bloomingdale LLC is charged the equivalent of the debt service for the use of the equipment. The Company charged $516, $423 and $425 for the years ended December 31, 2005, 2004 and 2003.
As discussed in Note 4, in May 2001, the Company completed a transaction to sell and simultaneously lease back one of its Minnesota centers. The Company did not recognize any material gain or loss on the sale of the center. The purchaser and landlord in such transaction is an entity composed of four individuals, one of whom is the president of a wholly owned subsidiary of the Company. The Company paid rent pursuant to the lease of $880 for the years ended December 31, 2005, 2004 and 2003. In connection with the sale, the Company received a note in the amount of approximately $264 which was repaid in December 2003.
In October 2003, the Company leased a center located within a shopping center that is owned by a general partnership in which the Company’s chief executive officer has a 50% interest. In December 2003, the Company and the general partnership executed an addendum to this lease whereby the Company leased an additional 5,000 square feet of office space on a month-to-month basis within the shopping center. The Company paid rent pursuant to this lease of $540, $540 and $125 for the years ended December 31, 2005, 2004 and 2003, respectively.
11. Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2005 and 2004:

	2005				2004
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
			(In thousands, except for per share data)
Total revenues	$89,328	$95,607	$101,612	$103,569	$74,170	$76,589	$79,185	$82,089
Income from operations	17,303	20,414	21,175	22,050	13,983	16,386	17,390	17,807
Net income	8,121	10,287	10,737	12,068	5,647	7,211	7,904	8,146
Net income applicable to common shareholders	8,121	10,287	10,737	12,068	3,910	5,474	7,809	8,146
Earnings per share (1)
Basic	$0.24	$0.30	$0.31	$0.34	$0.24	$0.34	$0.24	$0.24
Diluted	0.23	0.28	0.29	0.33	0.19	0.25	0.22	0.23

(1)	See Note 2 for discussion on the computation of earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal
Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company, and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 2, 2006

Quarterly Results (Unaudited)
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

	2005				2004
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for number of centers and per share data)
Total revenues	$89,328	$95,607	$101,612	$103,569	$74,170	$76,589	$79,185	$82,089
Income from operations	17,303	20,414	21,175	22,050	13,983	16,386	17,390	17,807
Net income	8,121	10,287	10,737	12,068	5,647	7,211	7,904	8,146
Net income applicable to common shareholders	8,121	10,287	10,737	12,068	3,910	5,474	7,809	8,146
Earnings per share
Basic	$0.24	$0.30	$0.31	$0.34	$0.24	$0.34	$0.24	$0.24
Diluted	0.23	0.28	0.29	0.33	0.19	0.25	0.22	0.23
Cash Flow Data:
Net cash provided by (used in):
Operating activities	25,001	29,035	26,066	27,850	$20,783	$15,576	$15,653	$28,419
Investing activities	(33,164)	(33,774)	(48,905)	(65,007)	(19,532)	(31,411)	(44,670)	(50,467)
Financing activities	2,001	1,036	23,416	40,914	(17,390)	13,954	45,600	15,250
EBITDA (1)	$26,324	$29,870	$31,553	$32,646	$21,183	$23,624	$25,136	$26,312
Centers open at end of quarter (2)	40	41	44	46	33	34	35	39

(1)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

(2)	The data being presented include the center owned by Bloomingdale LLC.

The following table provides a reconciliation of net income to EBITDA:

	2005				2004
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Net income	$8,121	$10,287	$10,737	$12,068	$5,647	$7,211	$7,904	$8,146
Interest expense, net	3,826	3,243	3,278	3,729	4,612	4,449	4,285	4,227
Provision for income taxes	5,643	7,150	7,443	6,522	3,977	4,993	5,458	5,691
Depreciation and amortization	8,734	9,190	10,095	10,327	6,947	6,971	7,489	8,248

EBITDA	$26,324	$29,870	$31,553	$32,646	$21,183	$23,624	$25,136	$26,312

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a and 15d – 15f under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal
Control — Integrated Framework. Based on management’s assessment and those criteria, they believe that, as of December 31, 2005, we maintained effective internal control over financial reporting.
Our independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2006 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.
Item 10. Directors and Executive Officers of the Registrant.
Incorporated into this item by reference is the information under “Election of Directors — Directors and Director Nominees,” “Election of Directors — Committees of Our Board of Directors,” “Election of Directors — Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
The following table sets forth the name, age and positions of each of our executive officers as of March 1, 2006:

Name	Age	Position
Bahram Akradi	44	Chairman of the Board of Directors, President and Chief Executive Officer
Michael J. Gerend	41	Executive Vice President and Chief Operating Officer
Michael R. Robinson	46	Executive Vice President and Chief Financial Officer
Eric J. Buss	39	Executive Vice President, General Counsel and Secretary
Mark L. Zaebst	46	Executive Vice President
Stephen F. Rowland, Jr	46	President, FCA Construction Company, LLC
Bahram Akradi founded our company in 1992 and has been a director and President since our inception. Mr. Akradi was elected Chief Executive Officer and Chairman of the Board of Directors in May 1996. Mr. Akradi has over 20 years of experience in healthy way of life initiatives. From 1984 to 1989, he led U.S. Swim & Fitness Corporation as its co-founder and Executive Vice President. Mr. Akradi was a founder of the health and fitness Industry Leadership Council.
Michael J. Gerend was elected Executive Vice President and Chief Operating Officer upon joining our company in March 2003. Prior to joining our company, Mr. Gerend was President and Chief Executive Officer of Grand Holdings, Inc., doing business as Champion Air, the largest dedicated provider of charter airlift in the airline industry, from July 1998 to January 2003. Mr. Gerend also held senior management positions at Northwest Airlines, Inc. from April 1991 to December 1997.
Michael R. Robinson was elected Executive Vice President and Chief Financial Officer upon joining our company in March 2002. Prior to joining our company, Mr. Robinson was most recently Executive Vice President and Chief Financial Officer of Next Generation Network, Inc., a digital video advertising company, from April 2000 to March 2002. Prior to April 2000, Mr. Robinson spent approximately 17 years with Honeywell International, Inc., a diversified technology and manufacturing company, where he held senior management positions from 1994 to March 2000. From 1995 to 1997, Mr. Robinson held the position of Vice President of Investor Relations and he was responsible for financial communications with investors and other third parties. From 1997 to 2000, he was the Vice President of Finance, Logistics and Supply for Europe, the Middle East and Africa where he managed accounting, finance, tax and treasury functions.

Eric J. Buss joined our company in September 1999 as Vice President of Finance and General Counsel. Mr. Buss was elected Secretary in September 2001 and was named Senior Vice President of Corporate Development in December 2001 and Executive Vice President in August 2005. Prior to joining our company, Mr. Buss was an associate with the law firm of Faegre & Benson LLP from 1996 to August 1999. Prior to beginning his legal career, Mr. Buss was employed by Arthur Andersen LLP.
Mark L. Zaebst joined our company in January 1996 as Director, Real Estate, and was named Senior Vice President of Real Estate and Development, in December 2001 and Executive Vice President in March 2006. Mr. Zaebst has over 20 years of experience in the health and fitness industry. Mr. Zaebst was instrumental in assisting Mr. Akradi in the creation, expansion and day-to-day operations of U.S. Swim & Fitness Corporation until 1991, at which time he started a career in real estate.
Stephen F. Rowland, Jr. was elected President of our company’s wholly owned construction subsidiary, FCA Construction Company, LLC, upon joining our company in April 1998. Prior to joining our company, Mr. Rowland served 17 years as President and CEO of Diversified Construction of Minneapolis, Inc., a commercial and residential construction company, where he acted as an independent general contractor for both the U.S. Swim & Fitness Corporation and our company.
Item 11. Executive Compensation.
Incorporated into this item by reference is the information under “Election of Directors — Compensation of Directors” and “Executive Compensation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated into this item by reference is the information under “Equity Compensation Plan Information” and “Security Ownership of Principal Shareholders and Management” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions.
Incorporated into this item by reference is the information under “Certain Relationships and Related Party Transactions” in our Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Incorporated into this item by reference is the information under “Ratification of Independent Public Accounting Firm — Fees” in our Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as Part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements.
Other schedules are omitted because they are not required.

     (b) Exhibits:

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1#	FCA, Ltd. 1996 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.2#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.3	Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.4	Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.5	Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.6	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.7	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.8	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.9	Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with

Exhibit
No.	Description	Method of Filing
	Teachers Insurance and Annuity Association of America.	the Commission on March 19, 2004.

10.10	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.11	Series A Stock Purchase Agreement dated May 7, 1996, including amendments thereto.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.12	Series B Stock Purchase Agreement dated December 8, 1998, including amendments thereto.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.13	Series C Stock Purchase Agreement dated August 16, 2000, including amendments thereto.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.14	Series D Stock Purchase Agreement dated July 19, 2001, including amendments thereto.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.15	Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center — Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.16#	Life Time Fitness, Inc. 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.17#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.32 to Amendment No. 3 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 9, 2004.

10.18	Schedule of parties to Executive Employment Agreements.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32230).

10.19#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Filed Electronically.

10.20#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Filed Electronically.

10.21#	Summary of Non-Employee Director Compensation.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2005 (File No. 001-32230).

10.22#	2005 Key Executive Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 16, 2005 (File No. 001-32230).

10.23	Credit Agreement, dated as of April 15, 2005, among the Company, U.S. Bank National Association, as	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 15,

Exhibit
No.	Description	Method of Filing
	administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time.	2005 (File No. 001-32230).

10.24	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230).

10.25	Amendment No. 1 to Credit Agreement and Consent, dated as of September 30, 2005, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 (File No. 001-32230).

10.26	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Filed Electronically.

10.27	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan	Filed Electronically.

21	Subsidiaries of the Registrant.	Filed Electronically.

23	Consent of Deloitte & Touche LLP.	Filed Electronically.

24	Powers of Attorney.	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2006.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
Title: Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
Title: Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 2, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

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