Form 10-Q
period 2006-03-31
LIFE TIME FITNESS INC
filed 2006-05-05
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common stock as of April 15, 2006 was 36,133,864 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,548	$4,680
Accounts receivable, net	1,661	4,267
Inventories	6,009	5,669
Prepaid expenses and other current assets	9,514	7,187
Deferred membership origination costs	10,745	10,082
Income tax receivable	2,134	3,510

Total current assets	32,611	35,395
PROPERTY AND EQUIPMENT, net	695,771	661,371
RESTRICTED CASH	2,809	3,915
DEFERRED MEMBERSHIP ORIGINATION COSTS	9,259	8,410
OTHER ASSETS	14,660	14,369

TOTAL ASSETS	$755,110	$723,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,888	$14,447
Accounts payable	7,151	9,964
Construction accounts payable	23,989	25,811
Accrued expenses	35,641	27,862
Deferred revenue	26,105	23,434

Total current liabilities	108,774	101,518
LONG-TERM DEBT, net of current portion	257,124	258,835
DEFERRED RENT LIABILITY	5,642	5,492
DEFERRED INCOME TAXES	35,503	35,419
DEFERRED REVENUE	15,957	14,352

Total liabilities	423,000	415,616

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 36,121,564 and 35,570,567 shares issued and outstanding, respectively	723	712
Additional paid-in capital	239,650	228,132
Deferred compensation	0	(2,306)
Retained earnings	91,737	81,306

Total shareholders’ equity	332,110	307,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$755,110	$723,460

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
REVENUE:
Membership dues	$75,799	$60,477
Enrollment fees	5,083	4,684
In-center revenue	32,334	22,674

Total center revenue	113,216	87,835
Other revenue	2,209	1,493

Total revenue	115,425	89,328
OPERATING EXPENSES:
Center operations (including $388 and $0 related to share-based compensation expense, respectively)	65,093	49,571
Advertising and marketing	5,839	4,292
General and administrative (including $822 and $28 related to share-based compensation expense, respectively)	8,815	6,490
Other operating	2,987	2,938
Depreciation and amortization	11,519	8,734

Total operating expenses	94,253	72,025

Income from operations	21,172	17,303
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $69 and $59, respectively	(4,117)	(3,826)
Equity in earnings of affiliate	243	287

Total other income (expense)	(3,874)	(3,539)

INCOME BEFORE INCOME TAXES	17,298	13,764
PROVISION FOR INCOME TAXES	6,865	5,643

NET INCOME	$10,433	$8,121

BASIC EARNINGS PER COMMON SHARE	$0.29	$0.24

DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	35,701	33,824

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	36,752	35,928

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,433	$8,121

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,519	8,734
Deferred income taxes	85	(1,440)
Loss on disposal of property, net	196	286
Amortization of deferred financing costs	159	291
Share-based compensation	1,210	28
Tax benefit from exercise of stock options	—	479
Excess tax benefit from stock option exercises	(5,331)	—
Changes in operating assets and liabilities	15,478	8,438
Other	64	64

Net cash provided by operating activities	33,813	25,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,066)	(36,995)
Decrease in construction accounts payable	(754)	(194)
Proceeds from sale of property	20	3,772
Increase in other assets	(455)	(539)
Decrease in restricted cash	1,106	792

Net cash used in investing activities	(48,149)	(33,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term borrowings	—	50,328
Repayments on long term borrowings	(3,656)	(48,904)
Proceeds from revolving credit facility, net	3,400	—
Excess tax benefit from stock option exercises	5,331	—
Proceeds from exercise of stock options	7,129	577

Net cash provided by financing activities	12,204	2,001

DECREASE IN CASH AND CASH EQUIVALENTS	(2,132)	(6,162)
CASH AND CASH EQUIVALENTS – Beginning of period	4,680	10,211

CASH AND CASH EQUIVALENTS – End of period	$2,548	$4,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, including capitalized interest of $877 and $804, respectively	$4,558	$4,147

Cash payments for income taxes	$74	$115

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$105	$106

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2005.
2. Share-Based Compensation
We have three share-based compensation plans, the 1996 Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan) and the 2004 Long-Term Incentive Plan (the 2004 Plan), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of March 31, 2006, we had granted a total of 5,512,734 options to purchase common stock, under all of the share-based compensation plans, of which options to purchase 2,205,416 shares were outstanding, and a total of 89,718 restricted shares, of which 82,920 restricted shares were unvested.
The total number of options to purchase common stock include shares that vest on continued service (time-based) or upon achievement of certain market condition criteria (market-based). Most of the time-based options generally vest over a period of four years. The market-based options were granted to certain members of management at or around the time of our initial public offering. As of March 31, 2006, approximately 40% of these market-based options remained unvested. Approximately half of these remaining unvested options vested in early April 2006 when our stock price remained above $40 per share for sixty consecutive calendar days. The balance of these unvested options would vest upon our stock price remaining above $45 per share for sixty consecutive calendar days. If the market vesting condition criteria are achieved in fiscal 2006, share-based compensation expense will be recognized in fiscal 2006 for the $45 tranche in accordance with the revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment, as discussed below. If the market vesting condition of the $45 tranche is not achieved, we will record share-based compensation expense based upon the time vesting feature of the stock options.
Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, in accounting for the share-based compensation plans. On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, share-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation. There were no share-based compensation awards granted during the three months ended March 31, 2006 that were subject to the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards and restricted share awards, that are either time-based or market-based, on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). In accordance with the modified prospective transition method of SFAS 123(R), financial results for the prior period have not been restated.

Total share-based compensation expense, which includes stock option expense from the adoption of SFAS 123(R) and restricted stock expense, included in our consolidated statements of operations for the three months ended March 31, 2006 and 2005, was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Share-based compensation expense related to stock options	$895	$—
Share-based compensation expense related to restricted shares	315	28

Total share-based compensation expense	$1,210	$28

The table below illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three-month period ended March 31, 2005 (in thousands except for per share amounts).

Three Months
Ended
March 31, 2005
Net income, as reported	$8,121

Net income, pro forma	$7,453

Basic earnings per common share:
As reported	$0.24

Pro forma	$0.22

Diluted earnings per common share:
As reported	$0.23

Pro forma	$0.21

The following table summarizes the stock option transactions for the three months ended March 31, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Options	Share	Term (in years)	Value
Outstanding on December 31, 2005	2,757,666	$17.01

Granted	—	—

Exercised	(548,250)	13.00

Canceled	(4,000)	18.50

Outstanding on March 31, 2006	2,205,416	$18.01	8.36	$63,613,702

Exercisable on March 31, 2006	850,897	$13.56	7.68	$28,323,057

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005, was $0 (no grants) and $25.47, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended March 31, 2006 and 2005 was $16.0 million and $1.2 million, respectively. The fair market value of unvested shares that became vested during the three months ended March 31, 2006 was $2.4 million. As of March 31, 2006, there was $8.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.3 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted in the three months ended March 31, 2006.

	Three Months Ended March 31,
Weighted Average Valuation Assumptions (1)	2006	2005
Risk-free interest rate (2)	—	4.0%
Expected dividend yield	—	—
Expected stock price volatility (3)	—	44.2%
Expected life of stock options (in years) (3)	—	6.0

(1)	Forfeitures are estimated based on historical experience and projected employee turnover.

(2)	Based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	We estimate the expected life and volatility of stock options based on an average of the expected lives and volatilities assumptions reported by a peer group of publicly traded companies.
Net cash proceeds from the exercise of stock options were $7.1 million and $0.6 million for the three months ended March 31, 2006, and 2005, respectively. The actual income tax benefit realized from stock option exercises total $5.3 million and $0.5 million, respectively, for those same periods.
During the three months ended March 31, 2006 and 2005, we issued 2,447 and 4,292 shares of restricted stock, respectively, with an aggregate fair value of $0.1 million and $0.1 million, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123(R), for the three months ended March 31, 2006, the excess tax benefits from the exercise of stock options are presented as financing cash flows. For the three months ended March 31, 2006, $5.3 million of excess tax benefits were reported as financing cash flows rather than operating cash flows.
3. Earnings per Share
Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, such as the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. A reconciliation of these amounts is as follows (share amounts and net income in thousands):

	For the Three
	Months Ended
	March 31,
	2006	2005
Net income	$10,433	$8,121

Weighted average number of common shares outstanding – basic	35,701	33,824
Effect of dilutive stock options and restricted stock awards	1,051	2,104

Weighted average number of common shares outstanding – diluted	36,752	35,928

Basic earnings per common share	$0.29	$0.24

Diluted earnings per common share	$0.28	$0.23

4. Operating Segments
Our operations are conducted mainly through our sports and athletic, professional fitness, family recreation and resort/spa centers. We have aggregated the activities of our centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and each of the centers has similar expected economic characteristics, service and product offerings, customers and design. Our chief operating decision makers use EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, “Centers” represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, cafe and other activities offered to members and non-member participants and rental income generated at the centers. Included in the “All Other” category in the table below is operating information related to nutritional products, media, athletic events, and a restaurant, and expenses, including interest expense, and corporate assets (including depreciation and amortization) not directly attributable to centers. The accounting policies of the “Centers” and operations classified as “All Other” are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC.
Financial data and reconciling information for our reporting segment to the consolidated amounts in the financial statements are as follows (in thousands):

	Centers	All Other	Consolidated
Three months ended March 31, 2006:
Revenue	$113,216	$2,209	$115,425

Net income (loss)	$11,797	$(1,364)	$10,433
Provision (benefit) for income taxes	7,775	(910)	6,865
Interest expense, net	3,377	740	4,117
Depreciation and amortization	10,020	1,499	11,519

EBITDA	$32,969	$(35)	$32,934

Total assets	$667,622	$87,488	$755,110

Three months ended March 31, 2005:
Revenue	$87,835	$1,493	$89,328

Net income (loss)	$9,752	$(1,631)	$8,121
Provision (benefit) for income taxes	6,777	(1,134)	5,643
Interest expense, net	3,006	820	3,826
Depreciation and amortization	7,220	1,514	8,734

EBITDA	$26,755	$(431)	$26,324

Total assets	$509,359	$78,429	$587,788

5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months Ended
	March 31,
	2006	2005
Accounts receivable	$2,606	$209
Income taxes receivable	6,706	4,578
Inventories	(340)	194
Prepaids and other current assets	(2,327)	(1,206)
Deferred membership origination costs	(1,512)	(1,073)
Accounts payable	(1,860)	126
Accrued expenses	7,779	1,243
Deferred revenue	4,276	4,142
Deferred rent	150	225

	$15,478	$8,438

6. Commitments and Contingencies
Litigation — We are engaged in legal proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion may contain forward-looking statements regarding us and our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that advise interested parties of the risks and factors that may affect our business.
The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2005.
Overview
We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of March 31, 2006, we operated 48 centers primarily in residential locations across nine states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenues may be lower in future periods than in the past. We plan to open eight new centers in 2006, and we expect that four will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly opened centers to affect our center operating margins at these new centers and on a consolidated basis. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LIFE TIME Fitness, L.L.C. because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

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
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our media, athletic event and nutritional product businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media and athletic events businesses, our restaurant, expense associated with our Highland Park, Minnesota office building and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in presale activities.
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

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2005.
Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data:

	For the Three Months
	Ended
	March 31,
	2006	2005
Revenue
Center revenue:
Membership dues	65.7%	67.7%
Enrollment fees	4.4	5.2
In-center revenue	28.0	25.4

Total center revenue	98.1	98.3
Other revenue	1.9	1.7

Total revenue	100.0	100.0
Operating expenses
Center operations (including 0.3% and 0.0% related to share-based compensation expense, respectively)	56.4	55.4
Advertising and marketing	5.1	4.8
General and administrative (including 0.3% and 0.0% related to share-based compensation expense, respectively)	7.6	7.3
Other operating	2.6	3.3
Depreciation and amortization	10.0	9.8

Total operating expenses	81.7	80.6
Income from operations	18.3	19.4
Other income (expense)
Interest expense, net	(3.6)	(4.3)
Equity in earnings of affiliate	0.2	0.3

Total other income (expense)	(3.4)	(4.0)
Income before income taxes	14.9	15.4
Provision for income taxes	5.9	6.3

Net income	9.0%	9.1%

Other financial and operating data:
Average center revenue per membership	$313	$290
Average in-center revenue per membership	$89	$75
Centers open at end of period	48	40
Number of memberships at end of period	383,505	325,362
Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005
Total revenue. Total revenue increased $26.1 million, or 29.2%, to $115.4 million for the three months ended March 31, 2006, from $89.3 million for the three months ended March 31, 2005.
Total center revenue grew $25.4 million, or 28.9%, to $113.2 million for the three months ended March 31, 2006, from $87.8 million for the three months ended March 31, 2005. Comparable-center revenue increased 7.7% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Of the $25.4 million increase in total center revenue,
•	60.2% was from membership dues, which increased $15.3 million, due to increased memberships at new and existing centers, the introduction of junior membership programs and increased sales of value-added memberships.

•	38.2% was from in-center revenue, which increased $9.7 million primarily as a result of our members’ increased use of our personal training, LifeCafe and LifeSpa products and services. As a result of this in-

center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $89 for the three months ended March 31, 2006, from $75 for the three months ended March 31, 2005.

•	1.6% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.4 million for the three months ended March 31, 2006 to $5.1 million. Our number of memberships increased 17.9%, to 383,505 at March 31, 2006, from 325,362 at March 31, 2005.
Other revenue increased $0.7 million, or 48.0%, to $2.2 million for the three months ended March 31, 2006, which was primarily due to increased advertising revenue from our media business and rental revenue from our Highland Park office building.
Center operations expenses. Center operations expenses totaled $65.1 million, or 57.5% of total center revenue (or 56.4% of total revenue), for the three months ended March 31, 2006 compared to $49.6 million, or 56.4% of total center revenue (or 55.5% of total revenue), for the three months ended March 31, 2005. This $15.5 million increase primarily consisted of an increase of $7.8 million in payroll-related costs to support increased memberships at new centers, an increase of $2.9 in facility-related costs, including utilities and real estate taxes and increased expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower operating margins associated with new centers and the introduction of share-based compensation expense. At March 31, 2006 we had eight centers in the first year of operations compared to seven centers in the first year of operations at March 31, 2005, and 15 centers in the first 24 months of operations at March 31, 2006 compared to 11 centers in the first 24 months of operations at March 31, 2005.
Advertising and marketing expenses. Advertising and marketing expenses were $5.8 million, or 5.1% of total revenue, for the three months ended March 31, 2006, compared to $4.3 million, or 4.8% of total revenue, for the three months ended March 31, 2005. These expenses increased primarily due to advertising at our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $8.8 million, or 7.6% of total revenue, for the three months ended March 31, 2006, compared to $6.5 million, or 7.3% of total revenue, for the three months ended March 31, 2005. This $2.3 million increase was primarily due to increased costs to support the growth in our membership and center base in early 2006, as well as the introduction of share-based compensation expense.
Other operating expenses. Other operating expenses were $3.0 million for the three months ended March 31, 2006, compared to $2.9 million for the three months ended March 31, 2005.
Depreciation and amortization. Depreciation and amortization was $11.5 million for the three months ended March 31, 2006, compared to $8.7 million for the three months ended March 31, 2005. This $2.8 million increase was due primarily to depreciation on our new centers opened in 2005 and early 2006.
Interest expense, net. Interest expense, net of interest income, was $4.1 million for the three months ended March 31, 2006, compared to $3.8 million for the three months ended March 31, 2005. This increase was primarily the result of increased average debt balances.
Provision for income taxes. The provision for income taxes was $6.9 million for the three months ended March 31, 2006, compared to $5.6 million for the three months ended March 31, 2005. This $1.3 million increase was due to an increase in income before income taxes of $3.5 million, partially offset by a decrease in the effective tax rate to 39.7% for the three months ended March 31, 2006 compared to 41.0% for the three months ended March 31, 2005. The reduction in tax rate was driven by a business entity realignment that reduced state income taxes and resultant cumulative state deferred tax liabilities.
Net income. As a result of the factors described above, net income was $10.4 million, or 9.0% of total revenue, for the three months ended March 31, 2006, compared to $8.1 million, or 9.1% of total revenue, for the three months ended March 31, 2005.

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
Operating Activities
As of March 31, 2006, we had total cash and cash equivalents of $2.5 million and $2.8 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $77.6 million available under the existing terms of our revolving credit facility as of March 31, 2006.
Net cash provided by operating activities was $33.8 million for the three months ended March 31, 2006 compared to $25.0 million for the three months ended March 31, 2005. The increase of $8.8 million was primarily due to a $6.5 million increase in net income adjusted for non-cash charges.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we make capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, in 2005, averaged approximately $23.5 million, which includes the land, the building and approximately $2.9 million of exercise equipment, furniture and fixtures. We expect the total cost of new centers constructed in 2006 to increase above the $23.5 million average due to higher land costs and higher construction costs in other states where we plan to open centers.
Net cash used in investing activities was $48.1 million for the three months ended March 31, 2006, compared to $33.2 million for the three months ended March 31, 2005. The increase of $14.9 million was primarily due to capital expenditures for the construction of new centers and updates to our existing centers.
The following schedule reflects capital expenditures by type of expenditure:

	For the Three Months
	March 31,
	2006	2005
	(In thousands)
Capital expenditures for new land, building and construction	$43,120	$29,475
Capital expenditures for updating existing centers and corporate infrastructure	4,946	7,520

Total capital expenditures	$48,066	$36,995

At March 31, 2006, we had purchased the real property for the eight new centers that we plan to open in 2006, two of which had already opened. In addition, we had purchased the real property for two of the current model centers we plan to open in 2007, and we had entered into agreements to purchase real property for the development of the remaining six current model centers that we plan to open in 2007.
We expect our capital expenditures to be approximately $172 to $182 million in the remaining nine months of 2006, of which we expect approximately $20 to $25 million to be for the updating of existing centers and corporate infrastructure.

Financing Activities
Net cash provided by financing activities was $12.2 million for the three months ended March 31, 2006, compared to $2.0 million for the three months ended March 31, 2005. The change of $10.2 million was primarily due to lower amounts of proceeds from long-term borrowings in the first quarter of 2005 compared to the first quarter of 2006 as well as an increase in proceeds from the exercise of stock options.
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). The U.S. Bank Facility provides a $200.0 million five-year revolving credit facility, which may be increased up to $250.0 million upon the exercise of an accordion feature. As of March 31, 2006, $114.4 million was outstanding on the U.S. Bank Facility, plus $8.0 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2005 was 7.0% and $22.6 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2006 was 6.1% and $102.6 million, respectively.
On April 26, 2006, we entered into an Amended and Restated Credit Agreement effective April 28, 2006 to amend and restate the U.S. Bank Facility. The material changes to the U.S. Bank Facility increase the amount of the facility from $200.0 million to $300.0 million, which replaces the prior $50.0 million accordion feature, and extend the term of the facility by approximately one year to April 28, 2011. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were decreased to 0 to 25 basis points (from 0 to 50 basis points) for base rate borrowings and to 75 to 175 basis points (from 100 to 200 basis points) for Eurodollar borrowings.
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2005 and March 31, 2006, our floating rate indebtedness was approximately $116.3 million and $119.6 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the three months ended March 31, 2006, our interest costs would have increased by approximately $0.3 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2006, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2006.
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2006.

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