Form 10-Q
period 2006-06-30
LIFE TIME FITNESS INC
filed 2006-08-07
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of July 15, 2006 was 36,268,851 common shares.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,680
Accounts receivable, net	2,301	4,267
Inventories	6,392	5,669
Prepaid expenses and other current assets	9,901	7,187
Deferred membership origination costs	11,529	10,082
Income tax receivable	2,207	3,510

Total current assets	32,330	35,395
PROPERTY AND EQUIPMENT, net	743,437	661,371
RESTRICTED CASH	3,819	3,915
DEFERRED MEMBERSHIP ORIGINATION COSTS	9,403	8,410
OTHER ASSETS	15,524	14,369

TOTAL ASSETS	$804,513	$723,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,305	$14,447
Accounts payable	8,229	9,964
Construction accounts payable	28,710	25,811
Accrued expenses	31,849	27,862
Deferred revenue	29,090	23,434

Total current liabilities	112,183	101,518
LONG-TERM DEBT, net of current portion	284,681	258,835
DEFERRED RENT LIABILITY	5,774	5,492
DEFERRED INCOME TAXES	35,934	35,419
DEFERRED REVENUE	15,775	14,352

Total liabilities	454,347	415,616

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 36,261,414 and 35,570,567 shares issued and outstanding, respectively	726	712
Additional paid-in capital	245,316	228,132
Deferred compensation	—	(2,306)
Retained earnings	104,124	81,306

Total shareholders’ equity	350,166	307,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$804,513	$723,460

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE:
Membership dues	$80,550	$64,313	$156,349	$124,790
Enrollment fees	5,561	5,452	10,644	10,137
In-center revenue	33,787	24,029	66,121	46,702

Total center revenue	119,898	93,794	233,114	181,629
Other revenue	2,557	1,813	4,766	3,306

Total revenue	122,455	95,607	237,880	184,935
OPERATING EXPENSES:
Center operations (including $889, $0, $1,277 and $0 related to share-based compensation expense, respectively)	68,540	52,827	133,633	102,398
Advertising and marketing	4,732	2,619	10,571	6,910
General and administrative (including $2,826, $26, $3,649 and $57 related to share- based compensation expense, respectively)	10,861	7,331	19,676	13,821
Other operating	2,646	3,226	5,633	6,164
Depreciation and amortization	12,146	9,190	23,665	17,924

Total operating expenses	98,925	75,193	193,178	147,217

Income from operations	23,530	20,414	44,702	37,718
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $80, $64, $149 and $123, respectively	(4,140)	(3,243)	(8,257)	(7,069)
Equity in earnings of affiliate	251	266	494	554

Total other income (expense)	(3,889)	(2,977)	(7,763)	(6,515)

INCOME BEFORE INCOME TAXES	19,641	17,437	36,939	31,203
PROVISION FOR INCOME TAXES	7,256	7,150	14,121	12,794

NET INCOME	$12,385	$10,287	$22,818	$18,409

BASIC EARNINGS PER COMMON SHARE	$0.34	$0.30	$0.64	$0.54

DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.28	$0.62	$0.51

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	36,143	34,360	35,915	34,091

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	37,033	36,161	36,888	36,047

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,818	$18,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,665	17,924
Deferred income taxes	515	(874)
Loss on disposal of property and equipment, net	120	370
Amortization of deferred financing costs	331	701
Share-based compensation	4,926	87
Excess tax benefit from exercise of stock options	(5,228)	—
Changes in operating assets and liabilities	13,706	17,291
Other	128	128

Net cash provided by operating activities	60,981	54,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(110,432)	(78,510)
Proceeds from sale of property and equipment	6,566	3,778
Increase in other assets	(843)	(425)
Decrease in restricted cash	96	8,219

Net cash used in investing activities	(104,613)	(66,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	1,650	112,641
Repayments on long-term borrowings	(12,654)	(111,613)
Proceeds from revolving credit facility, net	36,800	—
Increase in deferred financing costs	(651)	(1,174)
Excess tax benefit from exercise of stock options	5,228	—
Proceeds from exercise of stock options	8,579	3,183

Net cash provided by financing activities	38,952	3,037

DECREASE IN CASH AND CASH EQUIVALENTS	(4,680)	(9,865)
CASH AND CASH EQUIVALENTS — Beginning of period	4,680	10,211

CASH AND CASH EQUIVALENTS — End of period	$—	$346

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, including capitalized interest of $1,962 and $2,037, respectively	$7,766	$7,934

Cash payments for income taxes	$7,079	$6,549

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$1,458	$131

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2005.
2. Share-Based Compensation
We have four share-based compensation plans, the 1996 Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 2004 Long-Term Incentive Plan (the 2004 Plan), and an Employee Stock Purchase Plan (the ESPP), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of June 30, 2006, we had granted a total of 5,550,711 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 2,127,402 shares were outstanding, and a total of 118,777 restricted shares, of which 86,556 restricted shares were unvested. Enrollment in the ESPP began July 1, 2006.
The total number of options to purchase common stock includes shares that vest on continued service (time-based) and shares that vested upon achievement of certain market condition criteria (market-based). Most of the time-based options generally vest over a period of four years. The market-based options were granted to certain members of management at or around the time of our initial public offering. As of June 30, 2006, all of these market-based options had vested. Approximately 20% of these options vested in April 2006 when our stock price remained above $40 per share for sixty consecutive calendar days. The final 20% of these options vested in May 2006 when our stock price remained above $45 per share for sixty consecutive calendar days. Because the market vesting condition criteria was achieved in fiscal 2006, share-based compensation expense was recognized in fiscal 2006 for the $40 and $45 tranches in accordance with the revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment, as discussed below.
Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, in accounting for the share-based compensation plans. On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, share-based compensation expense for the six months ended June 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation. We recognize compensation expense for stock option awards and restricted share awards on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). In accordance with the modified prospective transition method of SFAS 123(R), financial results for the prior period have not been restated.

Total share-based compensation expense, which includes stock option expense from the adoption of SFAS 123(R) and restricted stock expense, included in our consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, was as follows (in thousands):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2006	2005	2006	2005
Share-based compensation expense related to stock options	$3,329	$—	$4,224	$—
Share-based compensation expense related to restricted shares	386	26	702	57

Total share-based compensation expense	$3,715	$26	$4,926	$57

The table below illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three and six-month periods ended June 30, 2005 (in thousands, except per share amounts).

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$10,287	$18,409

Net income, pro forma	$9,097	$16,550

Basic earnings per common share:
As reported	$0.30	$0.54

Pro forma	$0.26	$0.49

Diluted earnings per common share:
As reported	$0.28	$0.51

Pro forma	$0.25	$0.46

The following table summarizes the stock option transactions for the six months ended June 30, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Options	Share	Term (in years)	Value
Outstanding on December 31, 2005	2,757,666	$17.01
Granted	37,977	46.02
Exercised	(659,041)	13.00
Canceled	(9,200)	13.93

Outstanding on June 30, 2006	2,127,402	$18.78	7.56	$58,494,629

Exercisable on June 30, 2006	1,122,745	$15.60	6.95	$34,437,288

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005, was $18.33 and $12.25, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended June 30, 2006 and 2005 was $19.8 million and $25.5 million, respectively. The fair market value of restricted shares that became vested during the six months ended June 30, 2006 was $0.9 million. As of June 30, 2006, there was $9.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.

     The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Valuation Assumptions (1)	2006	2005	2006	2005
Risk-free interest rate (2)	5.0%	3.9%	5.0%	4.0%
Expected dividend yield	—	—	—	—
Expected stock price volatility (3)	36.0%	40.6%	36.0%	44.0%
Expected life of stock options (in years) (3)	5.0	6.0	5.0	6.0

(1)	Forfeitures are estimated based on historical experience and projected employee turnover.

(2)	Based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	We estimate the expected life and volatility of stock options based on an average of the expected lives and volatilities assumptions reported by a peer group of publicly traded companies.
Our net cash proceeds from the exercise of stock options were $8.6 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively. The actual income tax benefit realized from stock option exercises total $5.2 million and $4.2 million, respectively, for those same periods. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123(R), for the six months ended June 30, 2006, the excess tax benefits from the exercise of stock options are presented as financing cash flows.
During the six months ended June 30, 2006 and 2005, we issued 31,506 and 5,243 shares of restricted stock, respectively, with an aggregate fair value of $1.5 million and $0.1 million, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
3. Earnings per Share
Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, such as the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. A reconciliation of these amounts is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$12,385	$10,287	$22,818	$18,409

Weighted average number of common shares outstanding – basic	36,143	34,360	35,915	34,091
Effect of dilutive stock options and unvested restricted stock awards	890	1,801	973	1,956

Weighted average number of common shares outstanding – diluted	37,033	36,161	36,888	36,047

Basic earnings per common share	$0.34	$0.30	$0.64	$0.54

Diluted earnings per common share	$0.33	$0.28	$0.62	$0.51

4. Operating Segments
Our operations are conducted mainly through our sports and athletic, professional fitness, family recreation and resort/spa centers. We have aggregated the activities of our centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and each of the centers has similar expected economic characteristics, service and product offerings, customers and design. Our chief operating decision makers use EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, “Centers” represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, cafe and other activities offered to members and non-member participants and certain rental income generated at the centers. Included in the “All Other” category in the table below is operating information related to media, athletic events, certain rental income, and a restaurant, and expenses, including interest expense, and corporate assets (including depreciation and amortization) not directly attributable to centers. The accounting policies of the “Centers” and operations classified as “All Other” are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-K, as filed with the SEC.
Financial data and reconciling information for our reporting segment to the consolidated amounts in the financial statements are as follows (in thousands):

	Centers	All Other	Consolidated
Three months ended June 30, 2006:
Revenue	$119,898	$2,557	$122,455

Net income (loss)	$13,872	$(1,487)	$12,385
Provision (benefit) for income taxes	8,247	(991)	7,256
Interest expense, net	3,156	984	4,140
Depreciation and amortization	10,643	1,503	12,146

EBITDA	$35,918	$9	$35,927

Total assets	$713,170	$91,343	$804,513

Three months ended June 30, 2005:
Revenue	$93,794	$1,813	$95,607

Net income (loss)	$11,623	$(1,336)	$10,287
Provision (benefit) for income taxes	8,079	(929)	7,150
Interest expense, net	3,002	241	3,243
Depreciation and amortization	7,565	1,625	9,190

EBITDA	$30,269	$(399)	$29,870

Total assets	$546,941	$70,421	$617,362

Six months ended June 30, 2006:
Revenue	$233,114	$4,766	$237,880

Net income (loss)	$25,669	$(2,851)	$22,818
Provision (benefit) for income taxes	16,022	(1,901)	14,121
Interest expense, net	6,533	1,724	8,257
Depreciation and amortization	20,663	3,002	23,665

EBITDA	$68,887	$(26)	$68,861

Total assets	$713,170	$91,343	$804,513

Six months ended June 30, 2005:
Revenue	$181,629	$3,306	$184,935

Net income (loss)	$21,378	$(2,969)	$18,409
Provision (benefit) for income taxes	14,857	(2,063)	12,794
Interest expense, net	6,008	1,061	7,069
Depreciation and amortization	14,785	3,139	17,924

EBITDA	$57,028	$(832)	$56,196

Total assets	$546,941	$70,421	$617,362

5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Six Months Ended
	June 30,
	2006	2005
Accounts receivable	$1,966	$(2,149)
Income taxes receivable	6,531	2,897
Tax benefit from exercise of stock options	—	4,222
Inventories	(723)	238
Prepaids and other current assets	(2,714)	(615)
Deferred membership origination costs	(2,440)	(2,070)
Accounts payable	(262)	1,867
Accrued expenses	3,987	5,403
Deferred revenue	7,079	6,044
Deferred rent	282	1,454

Changes in operating assets and liabilities	$13,706	$17,291

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
7. Subsequent Events
Effective July 26, 2006, our subsidiary LTF Real Estate Company, Inc., entered into a lease agreement with an affiliate of W.P. Carey & Co. LLC, a global real estate investment firm, to operate six health and fitness facilities located in Minneapolis/St. Paul, Minnesota, and Boca Raton, Florida, as Life Time Fitness centers. We entered into a guarantee and suretyship agreement to guarantee the obligations of our subsidiary under the lease. W.P. Carey will provide partial funding for tenant improvements and transfer certain assets, including other health and fitness facilities, to us in consideration for our plans to invest at least $25 million in capital improvements over the next two years among the six leased centers. Our subsidiary also entered into a purchase agreement on July 26, 2006 with Well Prop (Multi) LLC under which four additional properties will be transferred to us in consideration for us to make the capital improvements described above.
In a separate transaction, we entered into a lease agreement with the City of Minneapolis on July 26, 2006, under which we will operate a health and fitness facility located in Minneapolis as a Life Time Fitness center.

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
Overview
We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of June 30, 2006, we operated 49 centers primarily in residential locations across nine states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenues may be lower in future periods than in the past. We plan to open eight new centers in 2006, and four of these centers will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly opened centers to affect our center operating margins at these new centers and on a consolidated basis. In addition, as announced on July 27, 2006, we entered into a lease agreement for six facilities in Minneapolis/St.Paul, Minnesota, and one facility in Boca Raton, Florida, effective July 26, 2006. As a result of this transaction, we expect the addition of the incremental lease expense and transition costs to operate these facilities to lower our center operating margins. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LIFE TIME Fitness, L.L.C. because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include growth of center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership type, center membership mix among individual, couple and family memberships and center attrition rates.
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
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our in-center businesses, media, athletic event and nutritional product businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media and athletic events businesses, our restaurant, expense associated with our Highland Park, Minnesota office building and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in presale activities.
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center total, on average since inception, approximately $22.5 million, which could vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium. The average cost for the current model centers built in 2005 increased slightly from the average for all current model centers to approximately $23.5 million as a result of higher land costs and higher construction costs in other states where we are opening centers. We expect the average cost of new centers constructed in 2006 to increase above last year’s $23.5 million due to higher land costs and higher construction costs in other states where we plan to open centers. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
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

Results of Operations
The following table sets forth our consolidated statement of operations as a percentage of total revenues and also sets forth other financial and operating data for the three and six-month periods ended June 30, 2006, and 2005.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Center revenue:
Membership dues	65.8%	67.3%	65.7%	67.5%
Enrollment fees	4.5	5.7	4.5	5.5
In-center revenue	27.6	25.1	27.8	25.2

Total center revenue	97.9	98.1	98.0	98.2
Other revenue	2.1	1.9	2.0	1.8

Total revenue	100.0	100.0	100.0	100.0
Operating expenses
Center operations (including 0.8%, 0.0%, 0.6% and 0.0% related to share-based compensation expense, respectively)	56.0	55.3	56.2	55.4
Advertising and marketing	3.8	2.7	4.4	3.7
General and administrative (including 2.3%, 0.0%, 1.5% and 0.0% related to share-based compensation expense, respectively)	8.9	7.7	8.3	7.5
Other operating	2.2	3.3	2.4	3.3
Depreciation and amortization	9.9	9.6	9.9	9.7

Total operating expenses	80.8	78.6	81.2	79.6
Income from operations	19.2	21.4	18.8	20.4
Other income (expense)
Interest expense, net	(3.4)	(3.4)	(3.5)	(3.8)
Equity in earnings of affiliate	0.2	0.3	0.2	0.3

Total other income (expense)	(3.2)	(3.1)	(3.3)	(3.5)
Income before income taxes	16.0	18.3	15.5	16.9
Provision for income taxes	5.9	7.5	5.9	6.9

Net income	10.1%	10.8%	9.6%	10.0%

Other financial and operating data:
Average center revenue per membership	$318	$294	$632	$585
Average in-center revenue per membership	$90	$75	$179	$150
Centers open at end of period	49	41	49	41
Number of memberships at end of period	393,011	335,816	393,011	335,816
Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005
Total revenue. Total revenue increased $26.9 million, or 28.1%, to $122.5 million for the three months ended June 30, 2006, from $95.6 million for the three months ended June 30, 2005.
Total center revenue grew $26.1 million, or 27.8%, to $119.9 million for the three months ended June 30, 2006, from $93.8 million for the three months ended June 30, 2005. Comparable center revenue increased 6.9% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Of the $26.1 million increase in total center revenue,
•	62.1% was from membership dues, which increased $16.2 million, due to increased memberships at new and existing centers, the introduction of junior membership programs and increased sales of Sports and other value-added memberships.

•	37.5% was from in-center revenue, which increased $9.8 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $90 for the three months ended June 30, 2006, from $75 for the three months ended June 30, 2005.
•	0.4% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.1 million for the three months ended June 30, 2006 to $5.6 million. Our number of memberships increased 17.0%, to 393,011 at June 30, 2006, from 335,816 at June 30, 2005.
Other revenue increased $0.7 million, or 41.0%, to $2.6 million for the three months ended June 30, 2006, which was primarily due to increased advertising revenue from our media business and rental revenue from our Highland Park office building.
Center operations expenses. Center operations expenses totaled $68.5 million, or 57.2% of total center revenue (or 56.0% of total revenue), for the three months ended June 30, 2006 compared to $52.8 million, or 56.3% of total center revenue (or 55.3% of total revenue), for the three months ended June 30, 2005. This $15.7 million increase primarily consisted of an increase of $8.7 million in payroll-related costs to support increased memberships at new centers, an increase of $2.0 million in facility-related costs, including utilities and real estate taxes and increased expenses to support in-center products and services and $0.9 million in incremental share-based compensation expense. As a percent of total center revenue, center operations expense increased primarily due to $0.9 million of incremental share-based compensation expense.
Advertising and marketing expenses. Advertising and marketing expenses were $4.7 million, or 3.9% of total revenue, for the three months ended June 30, 2006, compared to $2.6 million, or 2.7% of total revenue, for the three months ended June 30, 2005. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $10.9 million, or 8.9% of total revenue, for the three months ended June 30, 2006, compared to $7.3 million, or 7.7% of total revenue, for the three months ended June 30, 2005. This $3.6 million increase was primarily due to increased costs to support the growth in our membership and center base in the first half of 2006, as well as $2.8 million of incremental share-based compensation expense.
Other operating expenses. Other operating expenses were $2.6 million for the three months ended June 30, 2006, compared to $3.2 million for the three months ended June 30, 2005.
Depreciation and amortization. Depreciation and amortization was $12.1 million for the three months ended June 30, 2006, compared to $9.2 million for the three months ended June 30, 2005. This $2.9 million increase was due primarily to depreciation on our centers opened in 2005 and the first half of 2006.
Interest expense, net. Interest expense, net of interest income, was $4.1 million for the three months ended June 30, 2006, compared to $3.2 million for the three months ended June 30, 2005. This increase was primarily the result of increased average debt balances.
Provision for income taxes. The provision for income taxes was $7.3 million for the three months ended June 30, 2006, compared to $7.2 million for the three months ended June 30, 2005. This $0.1 million increase was due to an increase in income before income taxes of $2.2 million, partially offset by a decrease in the effective tax rate to 36.9% for the three months ended June 30, 2006 compared to 41.0% for the three months ended June 30, 2005. The reduction in effective tax rate was driven by a state tax change in the quarter which resulted in a one-time reduction in state deferred tax liabilities as well as a business entity realignment effective October 2005 that will prospectively reduce state income taxes and resultant cumulative state deferred tax liabilities.
Net income. As a result of the factors described above, net income was $12.4 million, or 10.1% of total revenue, for the three months ended June 30, 2006, compared to $10.3 million, or 10.8% of total revenue, for the three months ended June 30, 2005.
Six months ended June 30, 2006, Compared to Six months ended June 30, 2005
Total revenue. Total revenue increased $52.9 million, or 28.6%, to $237.9 million for the six months ended June 30, 2006, from $184.9 million for the six months ended June 30, 2005.
Total center revenue grew $51.5 million, or 28.3%, to $233.1 million for the six months ended June 30, 2006, from $181.6 million for the six months ended June 30, 2005. Comparable center revenue increased 7.3% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Of the $51.5 million increase in total center revenue,
•	61.3% was from membership dues, which increased $31.6 million, due to increased memberships at new and existing centers, the introduction of junior membership programs and increased sales of Sports and other value-added memberships.

•	37.7% was from in-center revenue, which increased $19.4 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $179 for the six months ended June 30, 2006, from $150 for the six months ended June 30, 2005.

•	1.0% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.5 million for the six months ended June 30, 2006 to $10.6 million. Our number of memberships increased 17.0%, to 393,011 at June 30, 2006, from 335,816 at June 30, 2005.
Other revenue increased $1.5 million, or 44.2%, to $4.8 million for the six months ended June 30, 2006, which was primarily due to increased advertising revenue from our media business and rental revenue from our Highland Park office building.
Center operations expenses. Center operations expenses totaled $133.6 million, or 57.3% of total center revenue (or 56.2% of total revenue), for the six months ended June 30, 2006 compared to $102.4 million, or 56.4% of total center revenue (or 55.4% of total revenue), for the six months ended June 30, 2005. This $31.2 million increase primarily consisted of an increase of $16.4 million in payroll-related costs to support increased memberships at new centers, an increase of $4.9 million in facility-related costs, including utilities and real estate taxes and increased expenses to support in-center products and services and $1.3 million in incremental share-based compensation expense. As a percent of total center revenue, center operations expense increased primarily due to the lower operating margins associated with new centers and $1.3 million of incremental share-based compensation expense. At June 30, 2006, we had eight centers in the first year of operations compared to seven centers in the first year of operations at June 30, 2005, and 15 centers in the first 24 months of operations at June 30, 2006 compared to 11 centers in the first 24 months of operations at June 30, 2005.
Advertising and marketing expenses. Advertising and marketing expenses were $10.6 million, or 4.4% of total revenue, for the six months ended June 30, 2006, compared to $6.9 million, or 3.7% of total revenue, for the six months ended June 30, 2005. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $19.7 million, or 8.3% of total revenue, for the six months ended June 30, 2006, compared to $13.8 million, or 7.5% of total revenue, for the six months ended June 30, 2005. This $5.9 million increase was primarily due to increased costs to support the growth in our membership and center base in the first half of 2006, as well as $3.6 million of incremental share-based compensation expense.
Other operating expenses. Other operating expenses were $6.0 million for the six months ended June 30, 2006, compared to $6.2 million for the six months ended June 30, 2005.
Depreciation and amortization. Depreciation and amortization was $23.7 million for the six months ended June 30, 2006, compared to $17.9 million for the six months ended June 30, 2005. This $5.8 million increase was due primarily to depreciation on our centers opened in 2005 and the first half of 2006.
Interest expense, net. Interest expense, net of interest income, was $8.3 million for the six months ended June 30, 2006, compared to $7.1 million for the six months ended June 30, 2005. This increase was primarily the result of increased average debt balances.
Provision for income taxes. The provision for income taxes was $14.1 million for the six months ended June 30, 2006, compared to $12.8 million for the six months ended June 30, 2005. This $1.3 million increase was due to an increase in income before income taxes of $5.7 million, partially offset by a decrease in the effective tax rate to 38.2% for the six months ended June 30, 2006 compared to 41.0% for the six months ended June 30, 2005. The reduction in effective tax rate was driven primarily by a business entity realignment effective October 2005 that will prospectively reduce state income taxes and resultant cumulative state deferred tax liabilities.

Net income. As a result of the factors described above, net income was $22.8 million, or 9.6% of total revenue, for the six months ended June 30, 2006, compared to $18.4 million, or 10.0% of total revenue, for the six months ended June 30, 2005.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash provided by operations. Principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction payables from our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.
Operating Activities
As of June 30, 2006, we had total cash and cash equivalents of $0.0 and $3.8 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $144.2 million available under the existing terms of our revolving credit facility as of June 30, 2006.
Net cash provided by operating activities was $61.0 million for the six months ended June 30, 2006 compared to $54.0 million for the six months ended June 30, 2005. The increase of $7.0 million was primarily due to a $2.5 million increase in net income adjusted for non-cash charges.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we make capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, in 2005, averaged approximately $23.5 million, which includes the land, the building, exercise equipment, furniture and fixtures. We expect the total cost of new centers constructed in 2006 to increase above the $23.5 million average due to higher land costs and higher construction costs in other states where we plan to open centers.
Net cash used in investing activities was $104.6 million for the six months ended June 30, 2006, compared to $66.9 million for the six months ended June 30, 2005. The increase of $37.7 million was primarily due to capital expenditures for the construction of new centers and updates to our existing centers.
The following schedule reflects capital expenditures by type of expenditure:

	For the Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Capital expenditures for new center land, building and construction	$91,588	$73,063
Capital expenditures for updating existing centers and corporate infrastructure	18,844	5,447

Total capital expenditures	$110,432	$78,510

At June 30, 2006, we had purchased the real property for the eight new centers that we plan to open in 2006, three of which had already opened. In addition, we had purchased the real property for five of the current model centers we plan to open in 2007, and we had entered into agreements to purchase real property for the development of the remaining three current model centers that we plan to open in 2007.

We expect our capital expenditures to be approximately $130 to $140 million in the remaining six months of 2006, of which we expect approximately $10 to $15 million to be for the updating of existing centers and corporate infrastructure and $10 to $15 million for the first phase of remodeling the leased facilities we commenced operating in July 2006. For more information on these leased facilities, see Note 7.
Financing Activities
Net cash provided by financing activities was $39.0 million for the six months ended June 30, 2006, compared to $3.0 million for the six months ended June 30, 2005. The change of $36.0 million was primarily due to increased proceeds from borrowings on our U.S. Bank Facility, as defined below.
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On April 26, 2006, we entered into an Amended and Restated Credit Agreement effective April 28, 2006 to amend and restate the U.S. Bank Facility. The significant changes to the U.S. Bank Facility increase the amount of the facility from $200.0 million to $300.0 million, which replaces the prior $50.0 million accordion feature, and extend the term of the facility by approximately one year to April 28, 2011. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were decreased to 0 to 25 basis points (from 0 to 50 basis points) for base rate borrowings and to 75 to 175 basis points (from 100 to 200 basis points) for Eurodollar borrowings.
As of June 30, 2006, $147.8 million was outstanding on the U.S. Bank Facility, plus $8.0 million related to letters of credit. The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2005 was 6.2% and $26.3 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2006 was 6.2% and $108.6 million, respectively.
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of June 30, 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2005 and June 30, 2006, our floating rate indebtedness was approximately $116.3 million and $147.8 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the six months ended June 30, 2006, our interest costs would have increased by approximately $0.6 million. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2006, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at June 30, 2006.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
The risk factors set forth as Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2005, are modified by adding the following risk factor:
The anticipated benefits of operating additional leased centers may not be realized.
On July 26, 2006, we entered into lease agreements to operate seven health and fitness centers that were previously operated by another company. We entered into leases for these centers with the expectation that we would be able to transition the members at these centers to memberships with us, retain the employees at these centers as our employees and utilize operating efficiencies since six of the centers are located in one of our existing markets. Achieving the anticipated benefits of these centers is subject to a number of uncertainties, including whether we integrate these centers in an efficient and effective manner and retain the members and employees. Failure to achieve these anticipated benefits could result in decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results. We also expect to make at least $25 million in capital improvements over the next two years among the leased centers. Any change in our expected schedule or costs for completing these improvements could impact our ability to retain the members at these centers and our operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held on May 4, 2006, the shareholders voted on the following:
1. Proposal to elect a board of seven directors, to serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The following directors were elected based on the votes listed below:

Nominee	For	Withheld
Bahram Akradi	33,287,054	239,463
Giles H. Bateman	33,420,831	105,686
Timothy C. DeVries	33,491,131	35,386
James F. Halpin	33,477,031	49,486
Guy C. Jackson	33,095,620	430,897
David A. Landau	33,435,168	91,349
Stephen R. Sefton	33,475,471	51,046
2. Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The proposal passed on a vote of 33,422,162 in favor, 101,854 against, 2,501 abstentions and no broker non-votes.
3. Proposal to approve the Employee Stock Purchase Plan. The proposal passed on a vote of 28,585,773 in favor, 219,684 against, 7,707 abstentions and 4,713,353 broker non-votes.
As of the close of business on the record date for the meeting, which was March 8, 2006, there were 36,013,161 shares of common stock outstanding and entitled to vote at the meeting. Each share of common stock was entitled to one vote per share.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)
3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004
4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004
10.1	Amended and Restated Credit Agreement, dated as of April 28, 2006, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time	Filed Electronically
10.2	Form of 2006 Key Executive Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 1, 2006 (File No. 001-32230)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2006.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)
3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004
4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004
10.1	Amended and Restated Credit Agreement, dated as of April 28, 2006, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time	Filed Electronically
10.2	Form of 2006 Key Executive Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 1, 2006 (File No. 001-32230)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically