Form 10-Q
period 2006-09-30
LIFE TIME FITNESS INC
filed 2006-11-02
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 30, 2006 was 36,314,724 common shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,570	$4,680
Accounts receivable, net	1,937	4,267
Inventories	6,944	5,669
Prepaid expenses and other current assets	9,544	7,187
Deferred membership origination costs	11,988	10,082
Income tax receivable	1,661	3,510

Total current assets	38,644	35,395
PROPERTY AND EQUIPMENT, net	811,674	661,371
RESTRICTED CASH	5,179	3,915
DEFERRED MEMBERSHIP ORIGINATION COSTS	9,509	8,410
OTHER ASSETS	30,865	14,369

TOTAL ASSETS	$895,871	$723,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,498	$14,447
Accounts payable	10,553	9,964
Construction accounts payable	36,662	25,811
Accrued expenses	38,925	27,862
Deferred revenue	30,245	23,434

Total current liabilities	132,883	101,518
LONG-TERM DEBT, net of current portion	317,404	258,835
DEFERRED RENT LIABILITY	25,757	5,492
DEFERRED INCOME TAXES	38,968	35,419
DEFERRED REVENUE	15,181	14,352

Total liabilities	530,193	415,616

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 36,291,916 and 35,570,567 shares issued and outstanding, respectively	726	712
Additional paid-in capital	247,189	228,132
Deferred compensation	—	(2,306)
Retained earnings	117,763	81,306

Total shareholders’ equity	365,678	307,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$895,871	$723,460

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE:
Membership dues	$88,774	$67,589	$245,123	$192,379
Enrollment fees	6,073	5,279	16,717	15,415
In-center revenue	36,319	25,680	102,440	72,383

Total center revenue	131,166	98,548	364,280	280,177
Other revenue	3,575	3,064	8,341	6,370

Total revenue	134,741	101,612	372,621	286,547
OPERATING EXPENSES:
Center operations (including $455, $0, $1,732 and $0 related to share-based compensation expense, respectively)	77,711	56,631	211,344	159,029
Advertising and marketing	4,933	4,161	15,504	11,072
General and administrative (including $789, $24, $4,437, and $78 related to share-based compensation expense, respectively)	8,729	6,536	28,405	20,357
Other operating	3,858	3,014	9,491	9,178
Depreciation and amortization	11,716	10,095	35,381	28,019

Total operating expenses	106,947	80,437	300,125	227,655

Income from operations	27,794	21,175	72,496	58,892
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $49, $45, $198 and $169, respectively	(4,204)	(3,278)	(12,461)	(10,347)
Equity in earnings of affiliate	188	283	682	836

Total other income (expense)	(4,016)	(2,995)	(11,779)	(9,511)

INCOME BEFORE INCOME TAXES	23,778	18,180	60,717	49,381
PROVISION FOR INCOME TAXES	10,139	7,443	24,260	20,236

NET INCOME	$13,639	$10,737	$36,457	$29,145

BASIC EARNINGS PER COMMON SHARE	$0.38	$0.31	$1.01	$0.85

DILUTED EARNINGS PER COMMON SHARE	$0.37	$0.29	$0.99	$0.81

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	36,172	34,846	36,006	34,343

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	37,060	36,476	36,976	36,201

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,457	$29,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,381	28,019
Deferred income taxes	3,549	3,011
Loss on disposal of property and equipment, net	562	421
Amortization of deferred financing costs	517	864
Share-based compensation	6,169	141
Excess tax benefit from exercise of stock options	(5,406)	—
Changes in operating assets and liabilities	25,653	18,373
Other	127	128

Net cash provided by operating activities	103,009	80,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172,598)	(124,837)
Proceeds from sale of property and equipment	6,571	3,842
Proceeds from property insurance settlement	464	—
Increase in other assets	(8,663)	(1,740)
Decrease (increase) in restricted cash	(1,264)	6,892

Net cash used in investing activities	(175,490)	(115,843)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	1,650	228,581
Repayments on long-term borrowings	(15,938)	(204,314)
Proceeds from revolving credit facility, net	75,000	—
Increase in deferred financing costs	(672)	(1,174)
Excess tax benefit from exercise of stock options	5,406	—
Proceeds from exercise of stock options	8,925	3,360

Net cash provided by financing activities	74,371	26,453

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,890	(9,288)
CASH AND CASH EQUIVALENTS — Beginning of period	4,680	10,211

CASH AND CASH EQUIVALENTS — End of period	$6,570	$923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, including capitalized interest of $3,575 and $3,046, respectively	$14,743	$11,714

Cash payments for income taxes	$13,489	$9,610

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
2. Share-Based Compensation
We have four share-based compensation plans, the 1996 Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 2004 Long-Term Incentive Plan (the 2004 Plan), and an Employee Stock Purchase Plan (the ESPP), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of September 30, 2006, we had granted a total of 5,578,372 options to purchase common stock under the 1996 Plan, 1998 Plan and 2004 Plan, of which options to purchase 2,130,261 shares were outstanding, and a total of 124,477 restricted shares, of which 92,256 restricted shares were unvested. Enrollment in the ESPP began July 1, 2006.
The total number of options to purchase common stock includes shares that vest on continued service (time-based) and shares that vested upon achievement of certain market condition criteria (market-based). Most of the time-based options generally vest over a period of four years. The market-based options were granted to certain members of management at or around the time of our initial public offering. As of September 30, 2006, all of these market-based options had vested and share-based compensation expense was recognized in fiscal 2006 in accordance with the revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment, as discussed below.
Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, in accounting for the share-based compensation plans. On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this method, share-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation. We recognize compensation expense for stock option awards and restricted share awards on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). In accordance with the modified prospective transition method of SFAS 123(R), financial results for the prior period have not been restated.

Total share-based compensation expense, which includes stock option expense from the adoption of SFAS 123(R) and restricted stock expense, included in our consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, was as follows (in thousands):

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2006	2005	2006	2005
Share-based compensation expense related to stock options	$821	$—	$5,045	$—
Share-based compensation expense related to restricted shares	423	24	1,124	78

Total share-based compensation expense	$1,244	$24	$6,169	$78

The table below illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three and nine-month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$10,737	$29,145

Net income, pro forma	$8,944	$25,494

Basic earnings per common share:
As reported	$0.31	$0.85

Pro forma	$0.26	$0.74

Diluted earnings per common share:
As reported	$0.29	$0.81

Pro forma	$0.25	$0.70

The following table summarizes the stock option transactions for the nine months ended September 30, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Options	Share	Term (in years)	Value

Outstanding on December 31, 2005	2,757,666	$17.01
Granted	65,638	46.37
Exercised	(683,843)	13.05
Canceled	(9,200)	13.93

Outstanding on September 30, 2006	2,130,261	$19.20	7.35	$57,708,252

Exercisable on September 30, 2006	1,151,983	$15.65	6.72	$35,293,700

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $18.39 and $12.41, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended September 30, 2006 and 2005 was $20.5 million and $30.7 million, respectively. As of September 30, 2006, there was $8.9 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Valuation Assumptions (1)	2006	2005	2006	2005

Risk-free interest rate (2)	4.7%	3.9%	4.9%	4.0%
Expected dividend yield	—	—	—	—
Expected stock price volatility (3)	36.0%	38.2%	36.0%	43.5%
Expected life of stock options (in years) (3)	5.0	6.0	5.0	6.0

(1)	Forfeitures are estimated based on historical experience and projected employee turnover and are adjusted as necessary when information becomes available suggesting that actual forfeitures differ from estimates.

(2)	Based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	We estimate the expected life and volatility of stock options based on an average of the expected lives and volatilities assumptions reported by a peer group of publicly traded companies.
Our net cash proceeds from the exercise of stock options were $8.9 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively. The actual income tax benefit realized from stock option exercises was $5.4 million and $4.9 million, respectively, for those same periods. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as cash flows from operating activities in our consolidated statements of cash flows. In accordance with SFAS 123(R), for the nine months ended September 30, 2006, the excess tax benefits from the exercise of stock options are presented as cash flows from financing activities.
During the nine months ended September 30, 2006 and 2005, we issued 37,206 and 80,243 shares of restricted stock, respectively, with an aggregate fair value of $1.7 million and $2.6 million, respectively. The fair market value of restricted shares that became vested during the nine months ended September 30, 2006 was $0.9 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period under the ESPP began July 1, 2006 and ends December 31, 2006. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$13,639	$10,737	$36,457	$29,145

Weighted average number of common shares outstanding — basic	36,172	34,846	36,006	34,343
Effect of dilutive stock options and unvested restricted stock awards	888	1,630	970	1,858

Weighted average number of common shares outstanding — diluted	37,060	36,476	36,976	36,201

Basic earnings per common share	$0.38	$0.31	$1.01	$0.85

Diluted earnings per common share	$0.37	$0.29	$0.99	$0.81

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
Financial data and reconciling information for our reporting segment to the consolidated amounts in the financial statements are as follows (in thousands):

	Centers	All Other	Consolidated
Three months ended September 30, 2006:
Revenue	$131,166	$3,575	$134,741

Net income (loss)	$15,302	$(1,663)	$13,639
Provision (benefit) for income taxes	11,248	(1,109)	10,139
Interest expense, net	3,126	1,078	4,204
Depreciation and amortization	10,250	1,466	11,716

EBITDA	$39,926	$(228)	$39,698

Total assets	$779,345	$116,526	$895,871

Three months ended September 30, 2005:
Revenue	$98,548	$3,064	$101,612

Net income (loss)	$12,077	$(1,340)	$10,737
Provision (benefit) for income taxes	8,336	(893)	7,443
Interest expense, net	3,100	178	3,278
Depreciation and amortization	8,368	1,727	10,095

EBITDA	$31,881	$(328)	$31,553

Total assets	$582,981	$72,684	$655,665

Nine months ended September 30, 2006:
Revenue	$364,280	$8,341	$372,621

Net income (loss)	$40,971	$(4,514)	$36,457
Provision (benefit) for income taxes	27,270	(3,010)	24,260
Interest expense, net	9,659	2,802	12,461
Depreciation and amortization	30,913	4,468	35,381

EBITDA	$108,813	$(254)	$108,559

Total assets	$779,345	$116,526	$895,871

Nine months ended September 30, 2005:
Revenue	$280,177	$6,370	$286,547

Net income (loss)	$33,511	$(4,366)	$29,145
Provision (benefit) for income taxes	23,271	(3,035)	20,236
Interest expense, net	8,972	1,375	10,347
Depreciation and amortization	23,153	4,866	28,019

EBITDA	$88,907	$(1,160)	$87,747

Total assets	$582,981	$72,684	$655,665

5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2006	2005
Accounts receivable	$2,330	$(2,518)
Income taxes receivable	7,255	2,700
Tax benefit from exercise of stock options	—	4,916
Inventories	(1,275)	(13)
Prepaids and other current assets	(2,357)	1
Deferred membership origination costs	(3,005)	(2,171)
Accounts payable	1,415	1,976
Accrued expenses	11,063	6,612
Deferred revenue	7,640	5,194
Deferred rent	2,587	1,676

Changes in operating assets and liabilities	$25,653	$18,373

6. July 26, 2006 Health and Fitness Facilities Transactions
Effective July 26, 2006, our subsidiary LTF Real Estate Company, Inc., entered into a lease agreement with an affiliate of W.P. Carey & Co. LLC (W.P. Carey), a global real estate investment firm, to operate five health and fitness facilities located in Minneapolis/St. Paul, Minnesota, and one facility in Boca Raton, Florida, as Life Time Fitness centers. We entered into a guarantee and suretyship agreement to guarantee the obligations of our subsidiary under the lease. W.P. Carey agreed to provide partial funding for tenant improvements and transferred certain assets, including other health and fitness facilities, to us in consideration for our plans to invest at least $25 million in capital improvements over the next two years among the six leased centers. Our subsidiary also entered into a purchase agreement on July 26, 2006 with Well Prop (Multi) LLC under which four additional properties were transferred to us in consideration for us to make the capital improvements described above. Two of these properties consist of land and building held for sale and are classified as Other Assets in the accompanying consolidated balance sheet. The other two properties are a satellite tennis facility and an operating presale health and fitness facility. In a separate transaction, we entered into a lease agreement with the City of Minneapolis on July 26, 2006, under which we will operate a health and fitness facility located in Minneapolis, Minnesota as a Life Time Fitness center. The partial funding of the tenant improvements, the transfer of the four additional properties in consideration for future capital improvements, and the corresponding deferred rent liability represent a non-cash transaction, and accordingly, are not reflected in the accompanying consolidated statement of cash flows. As a result of these transactions, annual lease payments will increase by approximately $9.2 million.
7. Commitments and Contingencies
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
Overview
We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of October 15, 2006, we operated 58 centers primarily in residential locations across 12 states under the LIFE TIME FITNESS brand. We also operate two satellite facilities and five preview locations in new and existing markets. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During our initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenues may be lower in future periods than in the past. We plan to build and open eight new centers in 2006, and four of these centers will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly opened centers to affect our center operating margins at these new centers and on a consolidated basis. Our categories of new centers and existing centers do not include the operating results of the center owned by Bloomingdale LIFE TIME Fitness, L.L.C. because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
Effective July 26, 2006, our subsidiary LTF Real Estate Company, Inc., entered into a lease agreement with an affiliate of W.P. Carey & Co. LLC (W.P. Carey), a global real estate investment firm, to operate five health and fitness facilities located in Minneapolis/St. Paul, Minnesota, and one in Boca Raton, Florida, as Life Time Fitness centers. We entered into a guarantee and suretyship agreement to guarantee the obligations of our subsidiary under the lease. W.P. Carey agreed to provide partial funding for tenant improvements and transferred certain assets, including other health and fitness facilities, to us in consideration for our plans to invest at least $25 million in capital improvements over the next two years among the six leased centers. Our subsidiary also entered into a purchase agreement on July 26, 2006 with Well Prop (Multi) LLC under which four additional properties were transferred to us in consideration for us to make the capital improvements described above. Two of these properties consist of land and building held for sale and are classified as Other Assets in the accompanying consolidated balance sheet. The other two properties are a satellite tennis facility and an operating presale health and fitness facility. In a separate transaction, we entered into a lease agreement with the City of Minneapolis, Minnesota on July 26, 2006, under which we will operate a health and fitness facility located in Minneapolis as a Life Time Fitness center. As a result of these transactions, we expect the addition of the incremental lease expense and costs to operate these facilities to lower our center operating margins.

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
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our in-center businesses, media, athletic event and nutritional product businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media and athletic events businesses, our restaurant, expenses associated with our Highland Park, Minnesota office building and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in presale activities.
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center total, on average since inception, approximately $22.5 million, which could vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium. The average cost for the current model centers built in 2005 increased slightly from the average for all current model centers to approximately $23.5 million. We anticipate the total cost of new centers constructed in 2006 will increase over 15% above the $23.5 million 2005 average. This is due to constructing facilities this year in locations where real estate and construction costs are generally more expensive, general construction cost increases and modifications to improve our facilities. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
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

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of total revenues and also sets forth other financial and operating data for the three and nine-month periods ended September 30, 2006, and 2005:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Center revenue:
Membership dues	65.9%	66.5%	65.8%	67.1%
Enrollment fees	4.5	5.2	4.5	5.4
In-center revenue	27.0	25.3	27.5	25.3

Total center revenue	97.4	97.0	97.8	97.8
Other revenue	2.6	3.0	2.2	2.2

Total revenue	100.0	100.0	100.0	100.0
Operating expenses
Center operations (including 0.3%, 0.0%, 0.5% and 0.0% related to share-based compensation expense, respectively)	57.7	55.7	56.7	55.5
Advertising and marketing	3.6	4.1	4.2	3.9
General and administrative (including 0.6%, 0.0%, 1.2% and 0.0% related to share-based compensation expense, respectively)	6.5	6.4	7.5	7.1
Other operating	2.9	3.1	2.6	3.2
Depreciation and amortization	8.7	9.9	9.5	9.8

Total operating expenses	79.4	79.2	80.5	79.5
Income from operations	20.6	20.8	19.5	20.5
Other income (expense)
Interest expense, net	(3.1)	(3.2)	(3.3)	(3.6)
Equity in earnings of affiliate	0.1	0.3	0.1	0.3

Total other income (expense)	(3.0)	(2.9)	(3.2)	(3.3)
Income before income taxes	17.6	17.9	16.3	17.2
Provision for income taxes	7.5	7.3	6.5	7.0

Net income	10.1%	10.6%	9.8%	10.2%

Other financial and operating data:
Average center revenue per membership	$328	$298	$958	$883
Average in-center revenue per membership	$91	$78	$269	$228
Centers open at end of period	56	44	56	44
Number of memberships at end of period	427,765	345,818	427,765	345,818
Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005
Total revenue. Total revenue increased $33.1 million, or 32.6%, to $134.7 million for the three months ended September 30, 2006, from $101.6 million for the three months ended September 30, 2005.
Total center revenue grew $32.6 million, or 33.1%, to $131.2 million for the three months ended September 30, 2006, from $98.6 million for the three months ended September 30, 2005. Comparable center revenue increased 8.3% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Of the $32.6 million increase in total center revenue,
•	65.0% was from membership dues, which increased $21.2 million, due to increased memberships at new and existing centers, the introduction of junior membership programs and increased sales of Sports and other value-added memberships.

•	32.6% was from in-center revenue, which increased $10.6 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $91 for the three months ended September 30, 2006, from $78 for the three months ended September 30, 2005.

•	2.4% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.8 million for the three months ended September 30, 2006 to $6.1 million. Our number of memberships increased 23.7%, to 427,765 at September 30, 2006, from 345,818 at September 30, 2005.

Other revenue increased $0.5 million, or 16.7%, to $3.6 million for the three months ended September 30, 2006, which was primarily due to increased advertising revenue from our media business and rental revenue from our Highland Park office building.
Center operations expenses. Center operations expenses totaled $77.7 million, or 59.2% of total center revenue (or 57.7% of total revenue), for the three months ended September 30, 2006 compared to $56.6 million, or 57.5% of total center revenue (or 55.7% of total revenue), for the three months ended September 30, 2005. This $21.1 million increase primarily consisted of $10.8 million of additional payroll-related costs to support increased memberships at new centers, $4.9 million of incremental facility-related costs, including utilities, real estate taxes and lease expense for the centers in Minneapolis/St. Paul and Boca Raton we commenced operating in July 2006, an increase in expenses to support in-center products and services and $0.5 million in incremental share-based compensation expense. As a percent of total center revenue, center operations expense increased primarily due to $0.5 million of incremental share-based compensation expense and the incremental lease costs and operating costs of the facilities in Minneapolis/St. Paul and Boca Raton we commenced operating in July 2006.
Advertising and marketing expenses. Advertising and marketing expenses were $4.9 million, or 3.7% of total revenue, for the three months ended September 30, 2006, compared to $4.2 million, or 4.1% of total revenue, for the three months ended September 30, 2005. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $8.7 million, or 6.5% of total revenue, for the three months ended September 30, 2006, compared to $6.5 million, or 6.4% of total revenue, for the three months ended September 30, 2005. This $2.2 million increase was primarily due to increased costs to support the growth in our membership and center base in the first nine months of 2006, as well as $0.8 million of incremental share-based compensation expense.
Other operating expenses. Other operating expenses were $3.9 million for the three months ended September 30, 2006, compared to $3.0 million for the three months ended September 30, 2005. This $0.9 million increase was primarily due to increased costs of our Life Time Fitness Triathlon held in July and rental and operating expenses related to our Highland Park office building.
Depreciation and amortization. Depreciation and amortization was $11.7 million for the three months ended September 30, 2006, compared to $10.1 million for the three months ended September 30, 2005. This $1.6 million increase was due primarily to depreciation on our centers opened in 2005 and the first nine months of 2006. As a percent of total revenue, depreciation and amortization decreased primarily due to the much smaller ratio of assets to incremental revenue from the July 26, 2006 health and fitness facilities lease transactions.
Interest expense, net. Interest expense, net of interest income, was $4.2 million for the three months ended September 30, 2006, compared to $3.3 million for the three months ended September 30, 2005. This increase was primarily the result of increased average debt balances.
Provision for income taxes. The provision for income taxes was $10.1 million for the three months ended September 30, 2006, compared to $7.4 million for the three months ended September 30, 2005. This $2.7 million increase was due to an increase in income before income taxes of $5.6 million and an increase in the effective tax rate to 42.6% for the three months ended September 30, 2006 compared to 41.0% for the three months ended September 30, 2005. The increase in the effective tax rate was driven by state tax changes which resulted in an increase in deferred tax liabilities.
Net income. As a result of the factors described above, net income was $13.6 million, or 10.1% of total revenue, for the three months ended September 30, 2006, compared to $10.7 million, or 10.6% of total revenue, for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005
Total revenue. Total revenue increased $86.1 million, or 30.0%, to $372.6 million for the nine months ended September 30, 2006, from $286.5 million for the nine months ended September 30, 2005.
Total center revenue grew $84.1 million, or 30.0%, to $364.3 million for the nine months ended September 30, 2006, from $280.2 million for the nine months ended September 30, 2005. Comparable center revenue increased 7.6% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Of the $84.1 million increase in total center revenue,
•	62.7% was from membership dues, which increased $52.7 million, due to increased memberships at new and existing centers, the introduction of junior membership programs and increased sales of Sports and other value-added memberships.

•	35.7% was from in-center revenue, which increased $30.1 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $269 for the nine months ended September 30, 2006, from $228 for the nine months ended September 30, 2005.

•	1.6% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $1.3 million for the nine months ended September 30, 2006 to $16.7 million. Our number of memberships increased 23.7%, to 427,765 at September 30, 2006, from 345,818 at September 30, 2005.
Other revenue increased $2.0 million, or 30.9%, to $8.3 million for the nine months ended September 30, 2006, which was primarily due to increased advertising revenue from our media business and rental revenue from our Highland Park office building.
Center operations expenses. Center operations expenses totaled $211.3 million, or 58.0% of total center revenue (or 56.7% of total revenue), for the nine months ended September 30, 2006 compared to $159.0 million, or 56.8% of total center revenue (or 55.5% of total revenue), for the nine months ended September 30, 2005. This $52.3 million increase primarily consisted of $27.2 million of additional payroll-related costs to support increased memberships at new centers, an increase of $9.8 million in facility-related costs, including lease expense, utilities and real estate taxes, an increase in expenses to support in-center products and services and $1.7 million in incremental share-based compensation expense. As a percent of total center revenue, center operations expense increased primarily due to the lower center operating margins associated with new centers and the incremental share-based compensation expense.
Advertising and marketing expenses. Advertising and marketing expenses were $15.5 million, or 4.2% of total revenue, for the nine months ended September 30, 2006, compared to $11.1 million, or 3.9% of total revenue, for the nine months ended September 30, 2005. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $28.4 million, or 7.5% of total revenue, for the nine months ended September 30, 2006, compared to $20.4 million, or 7.1% of total revenue, for the nine months ended September 30, 2005. This $8.0 million increase was primarily due to increased costs to support the growth in our membership and center base in the first nine months of 2006, as well as $4.4 million of incremental share-based compensation expense.
Other operating expenses. Other operating expenses were $9.5 million for the nine months ended September 30, 2006, compared to $9.2 million for the nine months ended September 30, 2005.
Depreciation and amortization. Depreciation and amortization was $35.4 million for the nine months ended September 30, 2006, compared to $28.0 million for the nine months ended September 30, 2005. This $7.4 million increase was due primarily to depreciation on our centers opened in 2005 and the first nine months of 2006.
Interest expense, net. Interest expense, net of interest income, was $12.5 million for the nine months ended September 30, 2006, compared to $10.3 million for the nine months ended September 30, 2005. This increase was primarily the result of increased average debt balances.
Provision for income taxes. The provision for income taxes was $24.3 million for the nine months ended September 30, 2006, compared to $20.2 million for the nine months ended September 30, 2005. This $4.1 million increase was due to an increase in income before income taxes of $11.3 million, partially offset by a decrease in the effective tax rate to 40.0% for the nine months ended September 30, 2006 compared to 41.0% for the nine months ended September 30, 2005. The reduction in effective tax rate was driven primarily by the net effects of a business entity realignment effective October 2005 that will prospectively reduce state income taxes and resultant cumulative state deferred tax liabilities which was partially offset by state tax changes.
Net income. As a result of the factors described above, net income was $36.5 million, or 9.8% of total revenue, for the nine months ended September 30, 2006, compared to $29.1 million, or 10.2% of total revenue, for the nine months ended September 30, 2005.

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
Operating Activities
As of September 30, 2006, we had $6.6 million of cash and cash equivalents and $5.2 million of restricted cash including various real estate related escrows. We also had $95.3 million available under the existing terms of our revolving credit facility as of September 30, 2006.
Net cash provided by operating activities was $103.0 million for the nine months ended September 30, 2006 compared to $80.1 million for the nine months ended September 30, 2005. The increase of $22.9 million was primarily due to a $15.6 million increase in net income adjusted for non-cash charges.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we make capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, in 2005, averaged approximately $23.5 million, which includes the land, the building, exercise equipment, furniture and fixtures. We anticipate the total cost of new centers constructed in 2006 will increase over 15% above the $23.5 million 2005 average. This is due to constructing facilities this year in locations where real estate and construction costs are generally more expensive, general construction cost increases and modifications to improve our facilities.
Net cash used in investing activities was $175.5 million for the nine months ended September 30, 2006, compared to $115.8 million for the nine months ended September 30, 2005. The increase of $59.7 million was primarily due to capital expenditures for the construction of new centers and updates to our existing centers.
The following schedule reflects capital expenditures by type of expenditure:

	For the Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Capital expenditures for new center land, building and construction	$148,667	$113,841
Capital expenditures for updating existing centers and corporate infrastructure	23,931	10,996

Total capital expenditures	$172,598	$124,837

At October 15, 2006, we had purchased the real property for the eight new centers that we plan to build and open in 2006, six of which had already opened. In addition, we had purchased the real property for seven of the current model centers we plan to open in 2007, and we had entered into an agreement to purchase real property for the development of the remaining current model center that we plan to open in 2007.
We expect our capital expenditures to be approximately $67 to $77 million in the remaining three months of 2006, of which we expect approximately $10 to $15 million to be for the updating of existing centers, corporate infrastructure and for the first phase of remodeling the leased facilities we commenced operating in July 2006.

Financing Activities
Net cash provided by financing activities was $74.4 million for the nine months ended September 30, 2006, compared to $26.5 million for the nine months ended September 30, 2005. The change of $47.9 million was primarily due to increased proceeds from borrowings on our U.S. Bank Facility, as defined below.
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
As of September 30, 2006, $186.0 million was outstanding on the U.S. Bank Facility, plus $18.8 million related to letters of credit. The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2006 was 6.5% and $121.5 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2005 was 5.7% and $32.3 million, respectively.
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of September 30, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of December 31, 2005 and September 30, 2006, our floating rate indebtedness was approximately $116.3 million and $186.0 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the nine months ended September 30, 2006, our interest costs would have increased by approximately $0.9 million. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2006, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2006.
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
On July 26, 2006, we entered into two lease agreements to operate seven health and fitness centers that were previously operated by another company. We entered into leases for these centers with the expectation that we would be able to convert the members at these centers to memberships with us, retain the employees at these centers as our team members and utilize operating efficiencies since six of the centers are located in one of our existing markets. Achieving the anticipated benefits of these centers is subject to a number of uncertainties, including whether we integrate these centers in an efficient and effective manner and retain the members and employees. Failure to achieve these anticipated benefits could result in decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results. We also expect to invest at least $25 million in capital improvements over the next two years among the leased centers. Any change in our expected schedule or costs for completing these improvements could impact our ability to retain the members at these centers and our operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Lease Agreement with Well-Prop (Multi) LLC dated July 26, 2006	Filed Electronically

10.2	Guaranty and Suretyship Agreement with Well-Prop (Multi) LLC dated July 26, 2006	Filed Electronically

10.3	Purchase and Sale Agreement with Well-Prop (Multi) LLC dated July 26, 2006	Filed Electronically

10.4	Modification to 2006 Key Executive Incentive Compensation Plan dated September 19, 2006	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated September 19, 2006 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2006.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Lease Agreement with Well-Prop (Multi) LLC dated July 26, 2006	Filed Electronically

10.2	Guaranty and Suretyship Agreement with Well-Prop (Multi) LLC dated July 26, 2006	Filed Electronically

10.3	Purchase and Sale Agreement with Well-Prop (Multi) LLC dated July 26, 2006	Filed Electronically

10.4	Modification to 2006 Key Executive Incentive Compensation Plan dated September 19, 2006	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated September 19, 2006 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically