Form 10-K
period 2006-12-31
LIFE TIME FITNESS INC
filed 2007-02-28
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,440,861,172, based on the closing sale price for the registrant’s common stock on that date.
     The number of shares outstanding of the Registrant’s common stock as of February 15, 2007 was 36,838,027 common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held April 26, 2007 are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS
The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 13 – 18 of this Annual Report on Form 10-K that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements. We are not obligated to update these forward-looking statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I
Item 1. Business.
Company Overview
We operate distinctive and large sports and athletic, professional fitness, family recreation and resort/spa centers under the LIFE TIME FITNESS® brand. We design and develop our own centers, and we focus on providing our members and customers with products and services at a compelling value in the areas of exercise, education and nutrition.
As of February 28, 2007, we operated 60 centers primarily in residential locations across 13 states. In addition to traditional health club offerings, most of our centers include an expansive selection of premium amenities and services, such as indoor swimming pools with water slides, basketball and racquet courts, interactive and entertaining child centers, full-service spas and dining services and, in many cases, climbing walls and outdoor swimming pools with waterslides. We believe our centers provide a unique experience for our members, resulting in a high number of memberships per center.
Over the past 15 years, as we have opened new centers, we have refined the size and design of our centers. Of our 60 centers, we consider 51 to be of our large format design, and of these 51 centers, we consider 30 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes remain consistent across all of our centers. Our current model centers generally target 8,500 to 11,500 memberships by offering, on average, 110,000 square feet of health, fitness and family recreation programs and services. Of the centers that we have opened since 2000, 30 conform to our current model center, and each of these centers has delivered growth in membership levels, revenue and profitability across a range of geographic markets.
Throughout our history, we have consistently grown our company by opening new centers, increasing membership, optimizing membership dues and focusing on the sale of additional programs and services in our centers. For the fiscal years from 2004 to 2006, we experienced annual revenue growth of 21%, 25% and 31%, respectively, with revenue of $511.9 million in 2006; annual EBITDA growth of 20%, 25% and 24%, respectively, with EBITDA of $149.0 million in 2006; and annual net income growth of 40%, 43% and 23%, respectively, with net income of $50.6 million in 2006, which includes the effect of the adoption of Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123(R)”).
Our principal executive offices are located at 6442 City West Parkway, Eden Prairie, Minnesota 55344, and our telephone number is (952) 947-0000. Our Web site is located at www.lifetimefitness.com. The information contained on our Web site is not a part of this annual report.
Our Competitive Strengths
We offer comprehensive and convenient programs and services.
Our large format centers offer high quality programs and services in a resort-like setting and are generally situated on a parcel of land of at least 10 acres. Unlike traditional health clubs, these centers typically offer large indoor and outdoor family recreation pools, climbing walls and basketball and racquet/squash courts, in addition to approximately 400 pieces of cardiovascular, free weight and resistance training equipment and an extensive offering of health and fitness classes. Our staff of member-focused employees, each trained through our specifically designed program of classes, is committed to providing an environment that is comfortable, clean, friendly and inviting. Our large format centers generally include luxurious reception areas and locker rooms, child center facilities with spacious play areas, spas offering massage and beauty services and cafes with healthy product offerings throughout the day.

We offer a value proposition that encourages membership loyalty.
The amenities and services we offer exceed most other health and fitness center alternatives available to our members. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $50 to $60 per month for an individual membership and from $90 to $130 per month for a couple or family membership. Our memberships now include the primary member’s children under the age of 12 at a nominal per child monthly cost. We provide the majority of our members with a variety of complimentary services, including lockers, towels, group fitness classes and our magazine, Experience Life. Our membership plans are month-to-month, cancelable at any time by giving advance notice and include initial 30-day money back guarantees. We believe our value proposition and member focused approach creates loyalty among our members.
We offer a product that is convenient for our members.
Our centers are generally situated in high-traffic residential areas and are easily accessed and centrally located among the residential, business and shopping districts of the surrounding community. We design and operate our centers to accommodate a large and active membership base by generally providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient lockers and equipment to allow our members to exercise with little or no waiting time, even at peak hours and when center membership levels are at targeted capacity. Our child center services are available to the majority of our members for up to two hours per day and most of our centers offer the convenience of spa and dining services under the same roof.
We have an established and profitable economic model.
Our economic model is based on and depends on attracting a large membership base within the first three years after a new center is opened, as well as retaining those members and maintaining tight expense control. For each of the fiscal years from 2004 to 2006, this economic model has resulted in annual revenue growth of 21%, 25% and 31%, respectively, with revenue of $511.9 million in 2006; annual EBITDA growth of 20%, 25% and 24%, respectively, with EBITDA of $149.0 million in 2006; and annual net income growth of 40%, 43% and 23%, respectively, with net income of $50.6 million in 2006. We expect the typical membership base at our large format centers to grow from approximately 35% of targeted membership capacity at the end of the first month of operations to 90% of targeted membership capacity by the end of the third year of operations, which is consistent with our historical performance. Average targeted membership capacity is approximately 7,900 for all of our large format centers and 8,500 to 11,500 for our current model centers. Average revenue at our 23 large format mature centers (those large format centers that reached their 37th month of operation by the end of 2006) approximated $12.5 million for the year ended December 31, 2006. At these centers during the same period, average EBITDA exceeded 37% of revenue and average net income exceeded 15% of revenue. Over the past three years, average revenue has grown, driven by the addition of larger centers and our in-center revenue expansion. EBITDA margins have declined slightly primarily due to the growth of in-center revenue which comes at lower margins and the introduction of share-based compensation expense. Net income as a percentage of sales has increased slightly. Our typical investment for the 30 current model centers constructed from 2000 to 2006 has ranged from approximately $18 to $34 million, which includes the purchase of land, the building and approximately $3 million of exercise equipment, furniture and fixtures. The cost of the seven current model centers opened in 2006 averaged $29.5 million.
We believe we have a disciplined and sophisticated site selection and development process.
We believe we have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build new centers, as well as specific sites for future centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis to predetermined physical, demographic, psychographic and competitive criteria generated from profiles of our centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of management and board approval. By utilizing a wholly owned construction subsidiary, FCA Construction Company, LLC, that is dedicated solely to building and remodeling our centers, we maintain maximum flexibility over the design process of our centers and control over the cost and timing of the construction process. As a result of this disciplined process, our large format centers produced, on average, EBITDA in excess of 21% of revenue and net income in excess of 2% of revenue during their first year of operation.

Our Growth Strategy
Our growth strategy is driven by three primary elements:
Open new centers.
Since the beginning of 2002, we have expanded our base of centers from 23 to 60. In 2006, we opened 15 centers, of which we designed and constructed seven current model centers, we remodeled existing space for one smaller center and we assumed the operations of seven large format centers. We expect to open eight centers in 2007, all of which are current model centers currently under construction. We plan to open nine current model centers in 2008. The new centers we plan to open in 2007 and 2008 will be built in both new and existing markets.
Increase membership and optimize membership dues.
Of our 60 centers, 28 had not yet reached maturity as of December 31, 2006, which we define as the 37th month of operations. These 28 centers averaged 65% of targeted membership capacity as of December 31, 2006. We expect the continuing increase in memberships at these centers to contribute significantly to our future growth as these centers move toward our goal of 90% of targeted membership capacity by the end of their third year of operations. We also plan to continue to drive membership growth at mature centers that are not yet at targeted capacity.
In addition to increasing membership, we focus on optimizing our membership dues by offering four different types of centers with distinctive pricing levels and increasing membership dues through selling value-added membership upgrades such as our Sports, Advantage and Athletic membership types as well as couple and family memberships. In order to achieve those goals, we focus on demographics, center usage and membership trends and employ marketing programs to effectively communicate our value proposition to existing and prospective members.
Increase in-center products and services revenue.
From 2002 to 2006, revenue from the sale of in-center products and services grew from $39.6 million to $138.3 million (36.7% compound annual growth rate) and we increased in-center revenue per membership from $207 to $351. We believe the revenue from sales of our in-center products and services will continue to grow at a faster rate than membership dues or enrollment fees. Our centers offer a variety of in-center products and services, including individual and group sessions with certified professional personal trainers and registered dieticians, relaxing LifeSpa services, engaging member activities programs, wellness programs including Pilates and yoga, and healthy food at our quick-service LifeCafe restaurant. We expect to continue to drive in-center revenue by increasing sales of our current in-center products and services and introducing new products and services to our members.
Our Industry
We participate in the large and growing U.S. health and wellness industry, which we define to include health and fitness centers, fitness equipment, athletics, physical therapy, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association, or IHRSA, the estimated market size of the U.S. health club industry, which is a relatively small part of the health and wellness industry, was approximately $15.9 billion in revenues for 2005 and 41.3 million memberships with approximately 29,000 clubs as of January 2006. Based on IHRSA membership data, the percentage of the total U.S. population with health club memberships increased from 13.5% in 2001 to 15.5% in 2005. Over this same period, total U.S. health club industry revenues increased from $12.2 billion to $15.9 billion.

Our Philosophy — A “Healthy Way of Life” Company
We offer our members a healthy way of life in the areas of exercise, education, and nutrition by providing high quality products and services both in and outside of our centers. We promote continuous education as an easy and inspiring part of every member’s experience by offering free seminars on health and nutrition to educate members on the benefits of a regular fitness program and a well-rounded lifestyle. Moreover, our centers offer interactive learning opportunities, such as personal training, group fitness sessions and member activities classes and programs. We believe that by helping our members experience the rewards of challenging and investing in themselves, they will associate our company with healthy living.
Our Sports and Athletic, Professional Fitness, Family Recreation and Resort/Spa Centers
Size and Location
Our centers have evolved over the past several years. Out of our 60 centers, 51 are of our large format design and 30 of these 60 centers conform to our current model center. Our current model center averages 110,000 square feet and serves as an all-in-one sports and athletic club, professional fitness facility, family recreation center and spa and resort. Our distinctive format is designed to provide an efficient and inviting use of space that accommodates our targeted capacity of 8,500 to 11,500 memberships and provides a premium assortment of amenities and services. Our 21 centers that have the large format design, but do not conform to our current model center, average approximately 100,000 square feet and have an average targeted capacity of 7,900 memberships. Generally, targeted capacity for a center is 750 to 1,000 memberships for every 10,000 square feet at a center. This targeted capacity is designed to maximize the customer experience based upon our historical understanding of membership usage. Our centers are centrally located in areas that offer convenient access from the residential, business and shopping districts of the surrounding community, and also generally provide free and ample parking.
Center Environment
Our centers combine modern architecture and décor with state-of-the-art amenities to create an innovative and functional health and recreation destination for the entire family. The majority of our current model centers and most of our large format centers are scalable, freestanding buildings designed with open architecture and naturally illuminated atriums that create a spacious, inviting atmosphere. From the limestone floors, natural wood lockers and granite countertops to safe and bright child centers, each room is carefully designed to create an appealing and luxurious environment that attracts and retains members and encourages them to visit the center. Moreover, we have specific staff members who are responsible for maintaining the cleanliness and neatness of the locker room areas, which contain approximately 800 lockers, throughout the day and particularly during the center’s peak usage periods. We continually update and refurbish our centers to maintain a high quality fitness experience. Our commitment to quality and detail provides a similar look and feel at each of our large format centers.

Equipment and Programs
The table below displays the wide assortment of amenities and services typically found at our centers, which are included in the cost of most of our memberships:
Large Format Centers, including Current Model Centers

Facilities	Amenities and Services	Activities and Events
Basketball/Volleyball Courts	24-Hour Availability	Aquatics
Cardiovascular Training	Fitness Assessments	Athletic Leagues
Child Centers	Child Center	Birthday Parties
Free Weights	Educational Seminars	Eastern/Martial Arts
Group Fitness Studios	Subscription to Experience Life	Kid’s Club
Lap Pool	Towel Service	Pilates
Racquetball/ Squash Courts	Use of Lockers	Running Club
Resistance Training	LifeCafe	Scuba Lessons
Rock Climbing Cavern	LifeSpa	Studio Cycling
Saunas	Massage Therapy	Sports-specific Training Camps
Two-story Waterslides	Nutritional Products	Summer Camps
Whirlpools	Personal Training	Swimming Lessons
Zero-depth Entry Swimming Pools	Pool-side Bistro	Yoga
LifeStudio	T.E.A.M. Programs	Educational Camps
O2 Cardio Training
Metabolic Testing
Nutrition Coaching
Other Centers

Facilities	Amenities and Services	Activities and Events
Cardiovascular Training	Fitness Assessments	Pilates
Child Centers	Child Center	Running Club
Free Weights	Educational Seminars	Studio Cycling
Group Fitness Studios	Subscription to Experience Life	Yoga
Lap Pool	Towel Service
Resistance Training	Use of Lockers
Saunas	Massage Therapy
Nutritional Products
Personal Training
Nutrition Coaching
T.E.A.M. Programs
O2 Cardio Training
Metabolic Testing
Fitness Equipment and Facilities. To help a member develop and maintain a healthy way of life, train for athletic events, or lose weight, our centers have up to 400 pieces of cardiovascular, free weight and resistance training equipment. Exercise equipment is arranged in spacious workout areas to allow for easy movement from machine to machine, thus providing a convenient and efficient workout. Equipment in these areas is arranged in long parallel rows that are clearly labeled by muscle group, allowing members to easily customize their exercise programs and reduce downtime during their workouts. Due to the large amount of equipment in each center, members rarely have to wait to use a machine. We have in-house technicians that service and maintain our equipment, which generally enables us to repair or replace any piece of equipment within 24 hours. In addition, we have a comprehensive system of large-screen televisions in the fitness area, and members can tune their personal headsets to a radio frequency to hear the audio for each television program and obtain helpful health and fitness information.

Our current model centers have full-sized indoor and outdoor recreation pools with zero depth entrances and water slides, lap pools, saunas, steam baths and whirlpools. These centers also have at least two regulation-size basketball courts that can be used for various sports activities, as well as other dedicated facilities for group fitness, rock climbing, racquetball and squash. In addition, eight of our current model and large format centers and one of our presale centers, have tennis courts. Programs at these tennis facilities include professional instruction and leagues.
Personalized Services for Individuals and Small Groups. We offer programs featuring our professional personal trainers or registered dieticians that involve regular one-on-one sessions designed to help members achieve their healthy way of life goals. Our personal trainers are required to be certified by one of the nationally accredited certification bodies before they can work with clients. On average, we employ 25 personal trainers at a current model center. Our personal trainers are skilled in assessing and formulating safe and effective individual and group exercise programs. One of those programs, our Metabolic Testing program, includes two different tests that provide members valuable metabolic data at rest and during exercise to help optimize their fitness and nutrition programs. In addition to one-on-one sessions, we offer other personalized small group activities, including our T.E.A.M. (Training – Education – Accountability - Motivation) Weight Loss program. Our T.E.A.M. Weight Loss program focuses on exercise, education and nutrition and provides the resources as well as support needed for long-term weight loss success. The success of T.E.A.M. Weight Loss has led to the creation of new group classes, such as T.E.A.M. Fitness, which was added in late 2006. Our O2 cardio training program focuses on training in the right heart rate zones, for the right duration of time and at the right frequency to burn fat more efficiently while improving overall health and wellness. Our registered dieticians, which we refer to as nutrition coaches, promote healthy eating habits by planning food and nutrition programs based on their knowledge of metabolism and the biochemistry of nutrients and food components. We employ, on average, one registered dietician in a current model center.
Fitness Programs and Classes. Our centers offer fitness programs, including group fitness classes and health and wellness training seminars on subjects ranging from stress management to personal nutrition. Each current model center has at least two group fitness studios and makes use of the indoor and outdoor pool areas for classes. In addition, in 2005, we began offering a LifeStudio mind/body area for yoga and Pilates as well as a studio dedicated to studio cycling in our current model centers. On average, we offer 85 group fitness classes per week at each current model center, including studio cycling, Pilates, step workout, circuit training and yoga classes. These classes generally are free of charge to our members. The volume and variety of activities at each center allow each member of the family to enjoy the center, whether participating in personalized activities or with other family members in group activities.
Other Center Services. Our large format centers feature a LifeCafe, which offers fresh and healthy sandwiches, snacks and shakes to our members. Our LifeCafe offers members the choice of dining indoors, ordering their meals and snacks to go or, in each of our current model centers and certain of our other large format centers, dining outdoors at the poolside bistro. Our LifeCafes also carry our own line of nutritional products, third-party nutritional products, sports accessories and personal hygiene products.
Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-service spa located inside the centers. Our LifeSpas offer hair, body, skin care and massage therapy services, customized to each client’s individual needs. The LifeSpas are located in separate, self-contained areas that provide a relaxing environment.
Almost all of our centers offer on-site child centers for children ages three months to 11 years for up to two hours while members use our centers. The children’s area includes games, educational toys, computers, maze structures and junior basketball courts. We hire experienced personnel that are dedicated to working in the child centers to ensure that children have an enjoyable and safe experience.
All of our large format centers offer a variety of programs for children, including swimming lessons, activity programs, martial arts classes, sports programs and craft programs, all of which are open to both members and non-members. We also offer several children’s camps during the summers and holidays. For adults, we offer various sports leagues and martial arts classes.

Membership
Our month-to-month membership plans typically include 24-hour access, free locker and towel service, a full range of educational programs and other premium amenities. Moreover, we offer an initial 30-day money back guarantee on upfront membership enrollment fees and the first month’s membership dues, which is a longer period than required by state law and longer than offered by most other health clubs. We believe our customer service, broad appeal to multiple family members and attractive value proposition are key to our membership growth. We continually monitor member satisfaction through phone and online surveys, secret shoppers and roundtable forums that enable us to collect feedback from our members and incorporate that feedback into our offerings.
As part of our value proposition, our new members may take advantage of equipment orientations and participate in a fitness assessment, which consists of fitness testing, exercise history, percent body fat measurement and goal setting. Fitness clinics on different types of workouts and other courses in nutrition and stress management are also offered free of charge.
We have a flexible membership structure, which includes different types of membership plans, the most common of which are the Fitness and Sports plans. Our Fitness membership plan is our standard plan and offers a member access to the majority of our centers. Our Sports membership plan offers all the benefits of our Fitness membership, plus access to all but our nine Advantage and Athletic centers, while also offering discounts on our other in-center services and third-party facilities, such as participating golf courses, ski resorts and tennis clubs throughout the nation. In addition, the Sports membership plan entitles a member to free use of the center’s racquetball and squash courts and climbing walls. In 2006, we introduced the Advantage membership which offers all the benefits of the Sports membership, plus access to all Fitness, Sports and Advantage centers as well as tennis access in Fitness, Sports and Advantage centers where available. Our Athletic membership includes all of the amenities of the Advantage membership plus access to all Fitness, Sports, Advantage and Athletic centers as well as unlimited and free tennis access in all centers with tennis facilities and unlimited yoga. In certain centers we also offer an Express membership plan from time to time, which has lower membership dues than our Fitness membership plan, but restricts access to a single center and does not include a subscription to Experience Life magazine or access to the child center.
We have always offered a convenient month-to-month membership, with no long-term contracts, a low, one-time enrollment fee and an initial 30-day money back guarantee. Depending upon the market area and the membership plan, new members typically pay a one-time enrollment fee of $99 to $259 for individual members, plus $60 to $100 for each additional family member over the age of 12. Members typically pay monthly membership dues ranging from $50 to $60 for individuals and $90 to $130 for couples or families for Fitness or Sports memberships. In addition, new members pay a $5 per child monthly fee to include junior members on a membership. Our current model centers average approximately 2.4 people per membership.
Usage
Our centers are generally open 24 hours a day, seven days a week and our current model centers average approximately 68,000 visits per month. We typically experience the highest level of member activity at a center during the 5:00 a.m. to 11:00 a.m. and 4:00 p.m. to 8:00 p.m. time periods on weekdays and during the 8:00 a.m. to 5:00 p.m. time period on weekends. Our centers are staffed accordingly to provide each member with a positive experience during peak and non-peak hours.
New Center Site Selection and Construction
Site Selection. Our management devotes significant time and resources to analyzing each prospective site on the basis of predetermined physical, demographic, psychographic and competitive criteria in order to achieve maximum return on our investment. Our ideal site for a current model center is a tract of land with at least 10 acres and a relatively flat topography affording good access and proper zoning. We typically target market areas that have at least 150,000 people within a trade area that meet certain demographic criteria regarding income, education, age and household size. Two of the centers we plan to open in 2008 will adapt our current model center to more densely developed trade areas that meet our demographic criteria. We focus mainly on markets that will allow us to operate multiple centers that create certain efficiencies in marketing and branding activities; however, we select each site based on whether that site can support an individual center on a stand-alone basis.

After we identify a potential site, we develop a business plan for the center on the site that requires approvals from all areas of operations and the finance committee of our board of directors. We believe that our structured process provides discipline and reduces the likelihood that we would develop a site that the market cannot support. As a result of this disciplined process, our large format centers produced, on average, EBITDA in excess of 21% of revenue and net income in excess of 2% of revenue during their first year of operation. We did, however, recognize an asset impairment charge in 2002 related to our only executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we operate in the same building. The center differs significantly from our standard model.
Design and Construction. We have an experienced in-house design and construction team that is solely dedicated to overseeing the design and construction of each center through opening and all subsequent remodels. Our architects have developed a prototypical set of design and construction plans and specifications that can be easily adapted to each new site to build our current model centers. They also assist in obtaining bids and permits in connection with constructing each new center. We have dedicated internal personnel who work on expediting the permit process and scheduling the project. Our bid phase specialists obtain referrals for local subcontractors and monitor project costs, and they also coordinate compliance with safety requirements and prepare site documentation. Our project management group oversees the construction of each new center and works with our architects to review bids and monitor quality. Our construction procurement group bids each component of our projects to ensure cost-effective pricing and, by using the same materials at each center to maintain a consistent look and feel, we are generally able to purchase materials in sufficient quantities to receive favorable pricing. Each center has an on-site construction manager responsible for coordinating the entire project. By utilizing our own dedicated design and construction group, we are able to maximize our flexibility in the design process and retain control over the cost and timing of the construction process.
Marketing and Sales
Overview of Marketing. Our centralized marketing agency is responsible for generating membership leads for our sales force, supporting our corporate business and promoting our brand. Our marketing agency consists of four fully integrated divisions, which are planning and analysis, creative development and production, public relations and corporate communications and web development. By centralizing our marketing effort, we bring our marketing experience and strategy to each new market we enter in a coordinated manner. We also market to corporations and, in some situations, we offer discounted enrollment fees for persons associated with these corporations. Membership enrollment activity is tracked to gauge the effectiveness of each marketing medium, which can be adjusted as necessary from a center's pre-opening phase through and including maturity.
Overview of Sales. We have a trained and certified, commissioned sales staff in each center that is responsible for converting the leads generated by our centralized marketing agency into new memberships. During the pre-opening and grand opening phases described below, we have up to 12 membership advisors on staff at a center. As the center matures, we reduce the number of membership advisors on staff to between six and eight professionals. Our sales staff also uses our customer relationship management system to understand members’ interests and to manage existing member relationships.
Pre-Opening Phase. We generally begin selling memberships up to nine months prior to a center’s scheduled opening. New members are attracted during this period primarily through a portfolio of broad-reach and targeted consumer and business-to-business media as well as referral promotions. To further attract new members during this period, we offer discounted pre-opening enrollment fees and distribute free copies of our Experience Life magazine to households in the immediate vicinity of the new center.
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
Leveraging the LIFE TIME FITNESS Brand
We are building a national brand by delivering products and services in the areas of exercise, education and nutrition at an attractive price. We are further strengthening the LIFE TIME FITNESS brand by growing our Experience Life magazine, our internationally-recognized triathlon and our line of nutritional products.
Education. We work to educate people by offering educational information and tips on our Web site, www.lifetimefitness.com, and by distributing Experience Life to most of our members. Our Web site offers various educational features, including healthy cooking recipes, health news and exercise tips. The Web site also has interactive functions that allow a user to ask exercise or fitness questions.
Our Experience Life magazine includes an average of 98 full-color pages of health tips and insights, articles featuring quality-of-life topics and advertisements and has a current circulation of approximately 625,000 copies to all of our members, non-member subscribers, households in new market areas and selected major bookstores nationwide. Experience Life averages 36 pages of advertising per issue and is expected to be published 10 times in 2007. In 2006, Experience Life was honored with a top national prize for excellence in use of editorial illustration and a Minnesota Magazine Publications Association gold medal for Overall Excellence.
Athletic Events. Our annual Life Time Fitness Triathlon attracted participants from 40 states and 13 countries in 2006, as well as national sponsors. The Life Time Fitness Triathlon offers a professional division for one of the sport’s largest prize purses. The event draws significant selected local, national and international media coverage. We also launched the Life Time Fitness Triathlon Series, a partnership with the Nautica New York City Triathlon, Accenture Chicago Triathlon, Kaiser Permanente Los Angeles Triathlon and the Life Time Fitness Triathlon. This Series provides professional athletes with the opportunity to compete from race to race for a chance to win their portion of a total prize purse worth more than $1.0 million. In addition to the Life Time Fitness Triathlon, we organize several shorter run/walks during the year, such as the 5K Reindeer Run in most of the cities where we have centers and the Torchlight Run and Turkey Day 5K in Minneapolis, Minnesota, as well as indoor triathlons in some of our centers.
Nutritional Products. We offer a line of nutritional products, including multi-vitamins, energy bars, powder drink mixes, ready-to-drink beverages and supplements. Our products use high quality ingredients and are available in our LifeCafes and through our Web site. Our current nutritional product line focuses on four areas, which are daily health, weight management, energy and athletic performance. Our weight management products work safely and effectively to manage weight. Our formulations are created and tested by a team of external scientific experts and each formulation undergoes extensive testing. We use experienced and professional third parties to manufacture our nutritional products and commission independent testing to ensure that the product labels accurately list the ingredients delivered in the products.
Our Employees
Most of our current model centers are staffed with an average of 250 full-time and part-time employees, of which approximately 11 are in management positions, and all of whom are trained to provide members with a positive experience. Our personal trainers, registered dieticians, massage therapists, physical therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications, as the case may be. Each center typically has a general manager, an operations department head and a sales department head to ensure a well-managed center and a motivated work force.
All center employees are required to participate in a training program that is specifically designed to promote a friendly, personable environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is required before they are permitted to advance to other positions within our company.

As of December 31, 2006, we had approximately 12,350 employees, including approximately 7,950 part-time employees. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. In general, we believe relations with our employees are good.
Information Systems
In addition to our standard operating and administrative systems, we utilize an integrated and flexible member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We have designed and developed the system to allow us to collect information in a secure and easy-to-use environment. Our system enables us to, among other things, enroll new members with a paperless membership agreement, acquire and print digital pictures of members and capture and maintain specific member information, including frequency of use. The system allows us to streamline the collection of membership dues electronically, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable. We have a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.
Competition
There are a number of health club industry participants that compete directly and indirectly with us that may have significantly greater economies of scale. However, due to the innovative nature of our complete product and service offering, we believe that there are no competitors in this industry offering the same experience and services we offer at a comparable value. We consider the following groups to be the primary competitors in the health and fitness industry:
•	health club operators, including 24 Hour Fitness Worldwide, Inc., Bally Total Fitness Holding Corporation, Equinox Holdings, Inc., LA Fitness International, LLC and Town Sports International, Inc.;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafes and businesses offering similar ancillary services;

•	exercise studios;

•	racquet, tennis and other athletic clubs;

•	amenity and condominium clubs;

•	country clubs; and

•	the home-use fitness equipment industry.
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
We are subject to federal and state regulations governing the manufacture and sale of supplement and food products in the U.S. The U.S. Food and Drug Administration and the Federal Trade Commission are increasingly scrutinizing claims made for supplement and food products, especially claims related to weight loss. We work with the manufacturers of our food and supplement products to ensure that appropriate regulatory notices have been provided, where necessary.
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
We may incur rising costs related to construction of new centers and maintaining our existing centers. If we are not able to pass these cost increases through to our members, our returns may be adversely affected.
Our centers require significant upfront investment. If our investment is higher than we had planned, we may need to outperform our operational plan to achieve our targeted return. Over the longer term, we believe that we can offset cost increases by increasing our membership dues and other fees and improving profitability through cost efficiencies; however, higher costs in certain regions where we are opening new centers during any period of time may be difficult to offset through the initiatives identified in the previous sentence in the short-term.
The opening of new centers in existing locations may negatively impact our same-center revenue increases and our operating margins.
We currently operate centers in 13 states. During 2007, we plan to open eight centers, four of which are in existing markets. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
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
The anticipated benefits of operating additional leased centers may not be realized.
In July 2006, we entered into two lease agreements to operate seven health and fitness centers that were previously leased and operated by another health and fitness company. We entered into new leases for these centers with the expectation that we would be able to convert the members at these centers to memberships with us, retain the employees at these centers as our employees and utilize operating efficiencies since six of the centers are located in one of our existing markets. Achieving the anticipated benefits of these centers is subject to a number of uncertainties, including whether we integrate these centers in an efficient and effective manner and continue to retain the members and employees, and obtain planned operating effectiveness. Failure to achieve these anticipated benefits could result in decreases in the amount of expected revenues and profits and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results. We also expect to invest at least $25 million in capital improvements over the next year and a half among the leased centers. Any change in our expected schedule or costs for completing these improvements could impact our ability to retain the members at these centers and our operating results.
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
As of December 31, 2006, we had total consolidated indebtedness of $389.6 million, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers and obligations under capital leases.
Our level of indebtedness could have important consequences to us, including the following:
•	our ability to obtain additional financing, if necessary, for capital expenditures, working capital, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	we will need a substantial portion of our cash flow to pay the principal of, and interest on, our indebtedness, including indebtedness that we may incur in the future;

•	payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	a substantial decrease in our cash flows from operations or a substantial increase in our investment in new centers could make it difficult for us to meet our debt service requirements and force us to modify our operations;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our debt level may make us more vulnerable and less flexible than our competitors to a downturn in our business or the economy in general; and

•	some of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations.

In addition to the amount of indebtedness outstanding as of December 31, 2006, we had access to an additional $36.2 million under our credit facilities. On January 24, 2007 we secured $105.0 million in additional mortgage financing, the proceeds of which partially repaid our revolving credit facility. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America (TIAA) that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.
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
Our growth and development to date have been largely dependent upon the services of Bahram Akradi, our Chairman of the Board of Directors, President, Chief Executive Officer and founder. If Mr. Akradi ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws, we will be in default under the loan documents for our 13 centers financed with TIAA. As a result, Mr. Akradi may be able to exert disproportionate control over our company because of the significant consequence of his departure. We do not have any employment or non-competition agreement with Mr. Akradi.
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
We currently operate multiple centers in several metropolitan areas, including 22 in the Minneapolis/ St. Paul market, eight in the Chicago market, six in both the Detroit and Dallas markets, with continued planned expansion in current and new markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
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
Use of our centers poses potential health or safety risks to members or guests through exertion and use of our equipment, swimming pools, rock climbing walls, waterslides and other facilities and services. We cannot assure you that claims will not be asserted against us for injury or death suffered by someone using our facilities or services. In addition, the child center services we offer at our centers expose us to claims related to child care. Lastly, because we construct our own centers, we also face liability in connection with the construction of these centers.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters, located in Eden Prairie, Minnesota, is approximately 87,000 square feet, 74,850 square feet is currently under lease until October 2007 and approximately 12,150 square feet is currently under lease until October 2008. We are currently constructing a 105,000 square foot office facility on land we own in Chanhassen, Minnesota.
As of February 28, 2007, we operated 60 centers, of which we leased 18 sites, were parties to long-term ground leases for four sites and owned 38 sites. We expect to open eight centers on sites we own in various markets in 2007, all of which are currently under construction. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2007 through 2041. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below contains information about our current center locations:

		Center	Square Feet
Location	Owned/Leased	Format	(1)	Date Opened
1. Eagan, MN	Owned	Large	64,415	September 1994
2. Woodbury, MN (2)	Leased	Large	73,050	September 1995
3. Roseville, MN	Leased	Other	14,000	September 1995
4. Highland Park, MN (3)	Owned	Other	25,827	November 1995
5. Coon Rapids, MN (4)	Leased	Other	90,262	May 1996
6. Bloomington, MN	Owned	Other	47,307	November 1996
7. Plymouth, MN	Leased (Ground)	Large	109,558	June 1997
8. St. Paul, MN	Leased	Other	85,630	December 1997
9. Troy, MI	Owned	Large	93,579	January 1999
10. Apple Valley, MN	Leased	Other	10,375	June 1999
11. Columbus, OH	Leased (Ground)	Large	98,047	July 1999
12. Indianapolis, IN	Owned	Large	90,956	August 1999
13. Novi, MI	Owned	Large	90,956	October 1999
14. Centreville, VA	Owned	Large	90,956	January 2000

		Center	Square Feet
Location	Owned/Leased	Format	(1)	Date Opened
15. Shelby Township, MI	Owned	Large	101,680	March 2000
16. Minneapolis, MN (center and restaurant)	Leased	Other	72,547	July 2000
17. Schaumburg, IL	Owned	Large/Current	108,890	October 2000
18. Warrenville, IL	Owned	Large/Current	114,993	January 2001
19. Bloomingdale, IL (5)	Owned	Large/Current	108,890	February 2001
20. Algonquin, IL	Owned	Large/Current	108,890	April 2001
21. Orland Park, IL	Owned	Large/Current	108,890	August 2001
22. Fairfax City, VA	Leased	Large	67,467	October 2001
23. Champlin, MN	Leased (Ground)	Large	61,948	October 2001
24. Burr Ridge, IL	Owned	Large/Current	105,562	February 2002
25. Savage, MN	Leased (Ground)	Large	80,853	June 2002
26. Old Orchard (Skokie), IL	Owned	Large/Current	108,890	August 2002
27. Canton Township, MI (2)	Leased	Large/Current	105,010	September 2002
28. Rochester Hills, MI (2)	Leased	Large/Current	108,890	November 2002
29. Tempe, AZ	Owned	Large/Current	108,890	April 2003
30. Gilbert, AZ	Owned	Large/Current	108,890	October 2003
31. New Hope, MN	Leased	Other	44,156	October 2003
32. Plano, TX	Owned	Large/Current	108,890	November 2003
33. Willowbrook, TX	Owned	Large/Current	108,890	June 2004
34. Garland, TX	Owned	Large/Current	108,890	July 2004
35. Sugar Land, TX	Owned	Large/Current	108,890	October 2004
36. Flower Mound, TX	Owned	Large/Current	108,890	October 2004
37. North Dallas, TX	Leased	Large	68,982	November 2004
38. Colleyville, TX	Owned	Large/Current	108,890	November 2004
39. Commerce Township, MI	Owned	Large/Current	108,890	March 2005
40. Cinco Ranch, TX	Owned	Large/Current	108,890	June 2005
41. Chanhassen, MN	Owned	Large/Current	110,563	July 2005
42. Austin, TX	Owned	Large/Current	110,563	September 2005
43. Romeoville, IL	Owned	Large/Current	110,563	September 2005
44. San Antonio, TX	Owned	Large/Current	110,563	December 2005
45. Maple Grove, MN	Owned	Large	72,500	December 2005
46. Minnetonka, MN	Owned	Other	41,000	January 2006
47. Columbia, MD	Owned	Large/Current	110,563	February 2006
48. Allen-McKinney, TX	Owned	Large/Current	125,475	May 2006
49. Moore Lake (Fridley), MN	Leased	Large	162,048	July 2006
50. Arena (Minneapolis), MN	Leased	Large	170,925	July 2006
51. Crosstown (Eden Prairie), MN	Leased	Large	145,896	July 2006
52. St. Louis Park, MN	Leased	Large	189,496	July 2006
53. Eden Prairie, MN	Leased	Large	89,011	July 2006
54. 98th Street (Bloomington), MN	Leased	Large	95,314	July 2006
55. Boca Raton, FL	Leased	Large	73,688	July 2006
56. South Valley (South Jordan), UT	Owned	Large/Current	108,925	August 2006
57. Overland Park, KS	Owned	Large/Current	110,080	October 2006
58. Palm Valley (Goodyear), AZ	Owned	Large/Current	109,775	October 2006
59. Alpharetta, GA	Owned	Large/Current	109,720	December 2006
60. Scottsdale, AZ	Owned	Large/Current	109,775	December 2006

(1)	In a few of our centers, we sublease space to third parties who operate our cafe, pro shop, salon or climbing wall or to hospitals that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

(2)	We are the sole lessee of the center pursuant to the terms of a sale-leaseback transaction.

(3)	We are the owner of the 110,000 square foot office building where this center is located. The square footage figure for the center excludes approximately 69,000 square feet that we sublease to third parties and approximately 15,000 square feet of common areas for the building.

(4)	The square footage figure excludes approximately 24,000 square feet that we sublease to third parties.

(5)	This center is a joint venture in which we have a one-third interest.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol LTM. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the NYSE.

	High	Low
Fiscal Year Ended December 31, 2005:
First Quarter (January 1, 2005 – March 31, 2005)	$27.16	$23.82
Second Quarter (April 1, 2005 – June 30, 2005)	$33.99	$24.73
Third Quarter (July 1, 2005 – September 30, 2005)	$37.00	$31.38
Fourth Quarter (October 1, 2005 – December 31, 2005)	$40.70	$30.93
Fiscal Year Ended December 31, 2006:
First Quarter (January 1, 2006 – March 31, 2006)	$46.85	$37.84
Second Quarter (April 1, 2006 – June 30, 2006)	$48.86	$41.03
Third Quarter (July 1, 2006 – September 30, 2006)	$47.73	$41.75
Fourth Quarter (October 1, 2006 – December 31, 2006)	$52.58	$46.33
Holders
As of February 15, 2007, the number of holders of our common stock was approximately 10,050, consisting of 250 record holders and approximately 9,800 shareholders whose stock is held by a bank, broker or other nominee.
Performance Graph
The following graph compares the quarterly change in the cumulative total shareholder return on our common stock from June 30, 2004, which is the day our common stock began to trade publicly, through December 31, 2006 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on June 30, 2004 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

Comparison of Total Return

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2004	2004	2005	2005	2006	2006
Life Time Fitness (1)	$100.00	$123.24	$156.24	$181.38	$220.33	$231.00
NYSE Composite Index	100.00	109.80	109.31	117.43	123.72	138.41
Russell 2000 Index	100.00	110.15	108.41	113.81	122.51	133.16

(1)	For purposes of this presentation, we have used $21.00, the closing price of our common stock on June 30, 2004, the first day our common stock began to trade publicly.
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
Issuer Purchases of Equity Securities in Fourth Quarter 2006

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Plan (1)	Under the Plan (1)
October 1 – 31, 2006	—	—	—	500,000
November 1 – 30, 2006	—	—	—	500,000
December 1 – 31, 2006	8,500	$49.52	8,500	491,500
Total	8,500	$49.52	8,500	491,500

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
Equity Compensation Plan Information
Incorporated by reference hereunder is the information under “Equity Compensation Plan Information” in our Proxy Statement.

Certifications by CEO and CFO
The certifications by our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO’s annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the company of the NYSE’s Corporate Governance listing standards was submitted to the NYSE on September 26, 2006.
Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings (loss) per share.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$339,623	$262,989	$208,893	$171,596	$132,124
Enrollment fees	22,438	20,341	19,608	19,198	17,204
In-center revenue (1)	138,332	97,710	71,583	55,633	39,630

Total center revenue	500,393	381,040	300,084	246,427	188,958
Other revenue	11,504	9,076	11,949	10,515	6,208

Total revenue	511,897	390,116	312,033	256,942	195,166
Operating expenses
Center operations	292,273	216,314	164,764	131,825	102,343
Advertising and marketing	20,770	14,446	12,196	11,045	11,722
General and administrative	37,781	27,375	21,596	18,554	14,981
Other operating	12,998	12,693	18,256	16,273	10,358
Depreciation and amortization	47,560	38,346	29,655	25,264	20,801
Impairment charge (2)	—	—	—	—	6,952

Total operating expenses	411,382	309,174	246,467	202,961	167,157
Income from operations	100,515	80,942	65,566	53,981	28,009
Interest expense, net	(17,356)	(14,076)	(17,573)	(19,132)	(14,950)
Equity in earnings of affiliate (3)	919	1,105	1,034	762	333

Income before income taxes	84,078	67,971	49,027	35,611	13,392
Provision for income taxes	33,513	26,758	20,119	15,006	5,971

Net income	50,565	41,213	28,908	20,605	7,421
Accretion on redeemable preferred stock	—	—	3,570	6,987	7,085

Net income applicable to common shareholders	$50,565	$41,213	$25,338	$13,618	$336

Basic earnings per share	$1.40	$1.19	$1.02	$0.85	$0.02
Weighted average number of common shares outstanding — basic	36,118	34,592	24,727	16,072	15,054
Diluted earnings per share	$1.37	$1.13	$0.87	$0.72	$0.02
Weighted average number of common shares outstanding — diluted (4)	36,779	36,339	33,125	28,612	16,430

Balance Sheet Data (end of period):
Cash and cash equivalents	$6,880	$4,680	$10,211	$18,446	$8,860
Working capital	(100,509)	(66,123)	(71,952)	(15,340)	(29,819)
Total assets	987,676	723,460	572,087	453,346	419,024
Total debt	389,555	273,282	209,244	233,232	231,320
Total redeemable preferred stock	—	—	—	106,165	99,179
Total shareholders’ equity	392,513	307,844	250,634	32,792	18,547

Cash Flow Data:
Net cash provided by operating activities	$125,852	$107,952	$80,431	$52,576	$43,558
Net cash used in investing activities	(263,183)	(180,850)	(146,080)	(24,476)	(31,350)
Net cash provided by (used in) financing activities	139,531	67,367	57,414	(18,514)	(5,556)

Other Data:
Comparable center revenue growth (5)	7.3%	7.7%	9.7%	13.2%	22.3%
Average revenue per membership (6)	$1,270	$1,171	$1,119	$1,089	$989
Average in-center revenue per membership (7)	351	300	267	242	207
EBITDA (8)	148,994	120,393	96,255	80,007	49,143
EBITDA margin (9)	29.1%	30.9%	30.8%	31.1%	25.2%
Capital expenditures (10)	$263,387	$190,451	$145,707	$81,846	$87,432

Operating Data (11):
Centers open at end of period	60	46	39	33	29
Number of memberships at end of period	443,660	358,384	299,538	249,192	215,387

(1)	In-center revenue includes revenue generated at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products offered at our LifeCafe, sales of products and services offered at our LifeSpa, tennis and renting space in certain of our centers.

(2)	For the year ended December 31, 2002, we recorded an asset impairment charge of $7.0 million related to our only executive facility, which is located in downtown Minneapolis, Minnesota, and a restaurant that we operate separately in the same building. This executive facility and restaurant differ significantly from our standard model and the initial cash flow results have not been as high as projected. Additionally, this facility and restaurant are located in a more costly geographic area of downtown Minneapolis. The charge represents the difference between the fair value of the assets as determined by discounted estimated future cash flows and the carrying amount of the assets.

(3)	In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C. (“Bloomingdale LLC”) with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Each member made an initial capital contribution of $2.0 million and owns a one-third interest in Bloomingdale LLC. The center commenced operations in February 2001. The terms of the relationship among the members are governed by an operating agreement. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

(4)	The diluted weighted average number of common shares outstanding is the weighted average number of common shares plus the weighted average conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed weighted average exercise of dilutive stock options using the treasury stock method, and unvested restricted stock awards using the treasury stock method. For the year ended December 31, 2002, only the shares issuable upon the exercise of stock options were dilutive. For the year ended December 31, 2003, the shares issuable upon the exercise of stock options and the conversion of redeemable preferred stock were dilutive. As a result of our initial public offering, the redeemable preferred stock converted to common stock and the accretion on redeemable preferred stock discontinued. For the year ended December 31, 2004, the shares issuable upon the exercise of stock options, the conversion of redeemable preferred stock and the vesting of all restricted stock awards were dilutive. For the years ended December 31, 2005 and December 31, 2006, the shares issuable upon the exercise of stock options and the vesting of all restricted stock awards were dilutive.

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2006	2005	2004	2003	2002
		(In thousands)
Weighted average number of common shares outstanding – basic	36,118	34,592	24,727	16,072	15,054
Effect of dilutive stock options	509	1,739	1,943	1,522	1,376
Effect of dilutive restricted stock awards	152	8	2	—	—
Effect of dilutive redeemable preferred shares outstanding	—	—	6,453	11,018	—

Weighted average number of common shares outstanding – diluted	36,779	36,339	33,125	28,612	16,430

(5)	Membership dues, enrollment fees and in-center revenue for a center are included in comparable center revenue growth beginning on the first day of the thirteenth full calendar month of the center’s operation.

(6)	Average revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(7)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(8)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands)
Net income	$50,565	$41,213	$28,908	$20,605	$7,421
Interest expense, net	17,356	14,076	17,573	19,132	14,950
Provision for income taxes	33,513	26,758	20,119	15,006	5,971
Depreciation and amortization	47,560	38,346	29,655	25,264	20,801

EBITDA	$148,994	$120,393	$96,255	$80,007	$49,143

(9)	EBITDA margin is the ratio of EBITDA to total revenue.

(10)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, and property and equipment purchases financed through notes payable and capital lease obligations.

(11)	The operating data being presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.
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
Overview
We operate sports and athletic, professional fitness, family recreation and resort/spa centers. As of February 28, 2007, we operated 60 centers primarily in residential locations across 13 states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the eight new centers we plan to open in 2007, we expect that four will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of seven leased facilities in 2006, is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the facility costs for the seven leased centers, to affect our center operating margins at these new centers and on a consolidated basis. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
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
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center since inception in 2000, has ranged from approximately $18 to $34 million, and can vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium. The average cost for the current model centers opened in 2006 increased to $29.5 million as a result of higher land costs and higher construction costs in states where we are opening centers. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
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

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended
	December 31,
	2006	2005	2004
Revenue
Center revenue
Membership dues	66.4%	67.5%	66.9%
Enrollment fees	4.4	5.2	6.4
In-center revenue	27.0	25.0	22.9

Total center revenue	97.8	97.7	96.2
Other revenue	2.2	2.3	3.8

Total revenue	100.0	100.0	100.0
Operating expenses
Center operations (including 0.4%, 0.0% and 0.0% related to share-based compensation expense, respectively)	57.1	55.4	52.8
Advertising and marketing	4.1	3.7	3.9
General and administrative (including 1.1%, 0.1% and 0.0% related to share-based compensation expense, respectively)	7.4	7.0	6.9
Other operating	2.5	3.3	5.9
Depreciation and amortization	9.3	9.9	9.5

Total operating expenses	80.4	79.3	79.0
Income from operations	19.6	20.7	21.0
Other income (expense)
Interest expense, net	(3.4)	(3.6)	(5.6)
Equity in earnings of affiliate	0.2	0.3	0.3

Total other income (expense)	(3.2)	(3.3)	(5.3)
Income before income taxes	16.4	17.4	15.7
Provision for income taxes	6.5	6.8	6.4

Net income	9.9%	10.6%	9.3%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Total revenue. Total revenue increased $121.8 million, or 31.2%, to $511.9 million for the year ended December 31, 2006 from $390.1 million for the year ended December 31, 2005.
Total center revenue grew $119.4 million, or 31.3%, to $500.4 million from $381.0 million, driven by a 7.3% increase in comparable center revenue, opening of eight new centers and the assumption of operations of seven leased facilities in 2006 and the full-year contribution of seven centers opened in 2005. Of the $119.4 million increase in total center revenue,
•	64.2% was from membership dues, which increased $76.7 million, due to increased memberships at new and existing centers, the introduction of junior membership programs and increased sales of Sports and other value-added memberships.

•	34.0% was from in-center revenue, which increased $40.6 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $300 to $351 for the year ended December 31, 2006.

•	1.8% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $2.1 million for the year ended December 31, 2006 to $22.4 million. Our number of memberships increased 23.8% to 443,660 at December 31, 2006 from 358,384 at December 31, 2005.

Other revenue increased $2.4 million, or 26.8%, to $11.5 million from $9.1 million, which was primarily due to increased advertising revenue from our media business and rental revenue from our Highland Park office building.
Center operations expenses. Center operations expenses were $292.3 million, or 58.4% of total center revenue (or 57.1% of total revenue), for the year ended December 31, 2006 compared to $216.3 million, or 56.8% of total center revenue (or 55.4% of total revenue), for the year ended December 31, 2005. This $76.0 million increase primarily consisted of $38.9 million in additional payroll-related costs to support increased memberships at new centers, an increase of $16.5 million in facility-related costs, including incremental lease expense for the seven leased centers, utilities and real estate taxes, an increase in expenses to support in-center products and services and $2.2 million due to incremental share-based compensation expense. As a percent of total center revenue, center operations expense increased primarily due to the lower center operating margins associated with new centers including the leased centers for which we assumed operations in July 2006 and the incremental share-based compensation expense.
Advertising and marketing expenses. Advertising and marketing expenses were $20.8 million, or 4.1% of total revenue, for the year ended December 31, 2006 compared to $14.5 million, or 3.7% of total revenue, for the year ended December 31, 2005. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $37.8 million, or 7.4% of total revenue, for the year ended December 31, 2006 compared to $27.4 million, or 7.0% of total revenue, for the year ended December 31, 2005. This $10.4 million increase was primarily due to increased costs to support the growth in membership and the center base in 2006, as well as $5.4 million of incremental share-based compensation expense.
Other operating expenses. Other operating expenses were $13.0 million for the year ended December 31, 2006 compared to $12.7 million for the year ended December 31, 2005.
Depreciation and amortization. Depreciation and amortization was $47.6 million for the year ended December 31, 2006 compared to $38.3 million for the year ended December 31, 2005. This $9.3 million increase was due primarily to depreciation on our centers opened in 2005 and 2006.
Interest expense, net. Interest expense, net of interest income, was $17.4 million for the year ended December 31, 2006 compared to $14.1 million for the year ended December 31, 2005. This $3.3 million increase was primarily the result of increased average debt balances.
Provision for income taxes. The provision for income taxes was $33.5 million for the year ended December 31, 2006 compared to $26.8 million for the year ended December 31, 2005. This $6.7 million increase was due to an increase in income before income taxes of $16.1 million and an increase in the effective tax rate to 39.9% for the year ended December 31, 2006 compared to 39.4% for the year ended December 31, 2005.
Net income. As a result of the factors described above, net income was $50.6 million, or 9.9% of total revenue, for the year ended December 31, 2006 compared to $41.2 million, or 10.6% of total revenue, for the year ended December 31, 2005.
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

Net income. As a result of the factors described above, net income was $41.2 million, or 10.6% of total revenue, for the year ended December 31, 2005 compared to $28.9 million, or 9.3% of total revenue, for the year ended December 31, 2004.
Interest in an Unconsolidated Affiliated Entity
In 1999, we formed Bloomingdale LLC with two unrelated organizations for the purpose of constructing, owning and operating a sports and athletic, professional fitness, family recreation and resort/spa center in Bloomingdale, Illinois. The terms of the relationship among the members are governed by an operating agreement, referred to as the Operating Agreement, which expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. In December 1999, Bloomingdale LLC entered into a management agreement with us, pursuant to which we agreed to manage the day-to-day operations of the center, subject to the overall supervision by the Management Committee of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of the joint venture require the approval of a majority of the members. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements. Additional details related to our interest in Bloomingdale LLC are provided in Note 3 to our consolidated financial statements.
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
Operating Activities
As of December 31, 2006, we had total cash and cash equivalents of $6.9 million and $4.7 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $36.2 million available under the terms of our revolving credit facility as of December 31, 2006.
Net cash provided by operating activities was $125.9 million for 2006 compared to $108.0 million for 2005. The increase of $17.9 million was primarily due to an $8.5 million increase in net income adjusted for non-cash charges.
Net cash provided by operating activities was $108.0 million for 2005 compared to $80.4 million for 2004. The increase of $27.6 million was primarily due to a $15.3 million increase in net income adjusted for non-cash charges.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through 2006, has ranged from approximately $18 to $34 million, which includes the land, the building and approximately $3 million of exercise equipment, furniture and fixtures. We expect the average cost of new centers constructed in 2007 to range from $28 to $30 million.
Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Purchases of property and equipment	$261,767	$190,355	$145,562
Non-cash property and equipment purchases financed through capital lease obligations	—	96	145
Non-cash property purchase financed through notes payable obligation	1,620	—	—

Total capital expenditures	$263,387	$190,451	$145,707

The following schedule reflects capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Capital expenditures for new center land, building and construction	$230,270	$166,244	$127,846
Capital expenditures for updating existing centers, assumption of leased centers and corporate infrastructure	33,117	24,207	17,861

Total capital expenditures	$263,387	$190,451	$145,707

At December 31, 2006, we had purchased the real property for the eight new centers that we plan to open in 2007, and we had entered into agreements to purchase real property for the development of seven of the nine new centers that we plan to open in 2008.
We expect our capital expenditures to be approximately $330 to $350 million in 2007, of which we expect approximately $45 to $50 million to be one-time in nature for the remodel of the seven centers leased in July 2006 and the completion of a new office building we plan to move into in the fourth quarter of 2007. In addition, we expect to incur approximately $260 to $270 million for new center construction and approximately $25 to $30 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures with cash from operations, our revolving line of credit and additional mortgage financing.
Financing Activities
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On April 26, 2006, we entered into an Amended and Restated Credit Agreement effective April 28, 2006 to amend and restate the U.S. Bank Facility. The significant changes to the U.S. Bank Facility increased the amount of the facility from $200.0 million to $300.0 million, which replaced the prior $50.0 million accordion feature, and extended the term for the facility by approximately one year to April 28, 2011. As of December 31, 2006, $245.0 million was outstanding on the U.S. Bank Facility, plus $18.8 million related to letters of credit.
Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were decreased to 0 to 25 basis points (from 0 to 50 basis points) for base rate borrowings and to 75 to 175 basis points (from 100 to 200 basis points) for Eurodollar borrowings. Additionally, we are restricted in our borrowings and in general under the Amended and Restated Credit Agreement by certain financial covenants. We are required to maintain a fixed coverage ratio of not less than 1.60 to 1.00, a consolidated leverage ratio of not more than 3.75 to 1.00 and a senior secured operating company leverage ratio of not more than 2.25 to 1.00. The Amended and Restated Credit Agreement also contains covenants that, among other things, restrict our ability to enter into certain business combinations, dispose of assets, make certain acquisitions, pay dividends, incur certain additional debt and create certain liens.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2006 was 6.8% and $140.0 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2005 was 5.7% and $44.5 million, respectively.
We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in September 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of December 31, 2006, $122.5 million remained outstanding on the notes.
We have financed two of our centers in Minnesota separately. These obligations bear interest at a fixed rate of 6.0% and are being amortized over a 15-year period. The obligations are due in full in January 2007 and August 2007. As security for the obligations, we have granted mortgages on these two centers. At December 31, 2006, $4.7 million was outstanding with respect to these obligations. We are in the process of refinancing the note that came due in January 2007 with the same lender.
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2006, the present value of the future minimum lease payments due under the lease amounted to $6.7 million.
We have financed our purchase of some of our equipment through capital lease agreements with an agent and lender, on behalf of itself and other lenders. The terms of such leases are typically 60 months and our interest rates range from 7.3% to 11.3%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2006, $6.2 million was outstanding under these leases.
On June 12, 2006, through a wholly owned subsidiary, we signed a promissory note in the amount of $1.7 million in favor of a municipality. The note is secured by a mortgage on the real property purchased from the municipality on the same date for the purpose of constructing one of our centers. The note bears no interest and is payable in two equal payments of $0.8 million on the third and sixth anniversary dates of the opening of the center. Those dates are expected to be June 2010 and June 2013. We recorded a $0.5 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration.
On November 10, 2006 we signed a promissory note in the amount of $0.5 million in favor of the seller of certain real property we purchased on the same date for the purpose of constructing one of our centers. The note is unsecured and bears interest at 5.6%. The note is payable in various unequal installments over a three year period following the opening of the center, currently expected to be in December 2007. The note is due and payable in full no later than December 2010. We recorded a $48 reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration.
On January 24, 2007, LTF CMBS I, LLC, a wholly owned subsidiary, obtained a commercial mortgage-backed loan in the original principal amount of $105.0 million from Goldman Sachs Commercial Mortgage Capital, L.P. pursuant to a loan agreement dated January 24, 2007. The mortgage financing is secured by six properties owned by the subsidiary and operated as Life Time Fitness centers located in Tempe, Arizona, Commerce Township, Michigan, and Garland, Flower Mound, Willowbrook and Sugar Land, Texas. The mortgage financing matures in February 2017.
Interest on the amounts borrowed under the mortgage financing is 6.03% per annum, with a constant monthly debt service payment of $0.6 million. Our subsidiary LTF CMBS I, LLC, as landlord, and LTF Club Operations Company, Inc., another wholly owned subsidiary of ours as tenant, entered into a lease agreement dated January 24, 2007 with respect to the properties. The initial term of the lease ends in February 2022, but the lease term may be extended at the option of LTF Club Operations Company, Inc. for two additional periods of five years each. Our subsidiaries may not transfer any of the properties except as permitted under the loan agreement. We guarantee the obligations of our subsidiary under the lease.
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $94.2 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing.

We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2006.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2006 (3):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Long-term debt obligations	$376,695	$10,204	$12,681	$351,289	$2,521
Capital lease obligations	12,860	5,024	1,552	429	5,855
Interest (1)	52,348	11,604	20,267	15,991	4,486
Operating lease obligations	321,802	17,768	34,332	34,197	235,505
Purchase obligations (2)	164,541	152,681	11,731	129	—
Other long-term liabilities	264	—	—	—	264

Total contractual obligations	$928,510	$197,281	$80,563	$402,035	$248,631

(1)	Interest expense obligations were calculated holding interest rates constant at December 31, 2006 rates.

(2)	Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of eight of our centers in 2007 and contracts for the purchase of land.

(3)	On January 24, 2007 a wholly owned subsidiary obtained a commercial mortgage-backed loan in the original principal amount of $105.0 million. Interest on the amounts borrowed under the mortgage financing is 6.03% per annum, with a constant monthly debt service payment of $0.6 million through February 2017.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”). This accounting standard revises SFAS No. 123 and requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) was effective for us on January 1, 2006. As of the required effective date, we applied SFAS 123(R) using the modified prospective method, recognizing compensation expense for all awards granted after the date of adoption of SFAS 123(R) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For more information on the adoption of SFAS 123(R), see Note 2 to our consolidated financial statements.
In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The criterion allows for recognition in the financial statements of a tax position when it is more likely than not that the position will be sustained upon examination. FIN 48 was effective for us on January 1, 2007. We are still evaluating the impact FIN 48 will have on our consolidated financial position and consolidated results of operations.
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for any of the years in the three-year period ended December 31, 2006. We cannot assure you that future inflation will not have an adverse impact on our consolidated financial position and consolidated results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2006, our floating rate indebtedness was approximately $245.0 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2006, our interest costs would have increased by approximately $1.4 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2006, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2006.

Item 8. Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,880	$4,680
Accounts receivable, net	2,320	4,267
Inventories	8,773	5,669
Prepaid expenses and other current assets	9,201	7,187
Deferred membership origination costs	12,575	10,082
Income tax receivable	97	3,510

Total current assets	39,846	35,395
PROPERTY AND EQUIPMENT, net	902,122	661,371
RESTRICTED CASH	4,738	3,915
DEFERRED MEMBERSHIP ORIGINATION COSTS	10,875	8,410
OTHER ASSETS	30,095	14,369

TOTAL ASSETS	$987,676	$723,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,228	$14,447
Accounts payable	8,878	9,964
Construction accounts payable	49,285	25,811
Accrued expenses	37,191	27,862
Deferred revenue	29,773	23,434

Total current liabilities	140,355	101,518
LONG-TERM DEBT, net of current portion	374,327	258,835
DEFERRED RENT LIABILITY	25,716	5,492
DEFERRED INCOME TAXES	38,584	35,419
DEFERRED REVENUE	15,917	14,352
OTHER LIABILITIES	264	—

Total liabilities	595,163	415,616

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 36,817,199 and 35,570,567 shares issued and outstanding, respectively	737	712
Additional paid-in capital	259,905	228,132
Deferred compensation	—	(2,306)
Retained earnings	131,871	81,306

Total shareholders’ equity	392,513	307,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$987,676	$723,460

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005	2004
	(In thousands, except per share data)
REVENUE:
Membership dues	$339,623	$262,989	$208,893
Enrollment fees	22,438	20,341	19,608
In-center revenue	138,332	97,710	71,583

Total center revenue	500,393	381,040	300,084
Other revenue	11,504	9,076	11,949

Total revenue	511,897	390,116	312,033
OPERATING EXPENSES:
Center operations (including $2,179, $0 and $0 related to share-based compensation expense, respectively)	292,273	216,314	164,764
Advertising and marketing	20,770	14,446	12,196
General and administrative (including $5,377, $388 and $0 related to share-based compensation expense, respectively)	37,781	27,375	21,596
Other operating	12,998	12,693	18,256
Depreciation and amortization	47,560	38,346	29,655

Total operating expenses	411,382	309,174	246,467

Income from operations	100,515	80,942	65,566
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $269, $259 and $312, respectively	(17,356)	(14,076)	(17,573)
Equity in earnings of affiliate	919	1,105	1,034

Total other income (expense)	(16,437)	(12,971)	(16,539)

INCOME BEFORE INCOME TAXES	84,078	67,971	49,027
PROVISION FOR INCOME TAXES	33,513	26,758	20,119

NET INCOME	50,565	41,213	28,908
ACCRETION ON REDEEMABLE PREFERRED STOCK	—	—	3,570

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$50,565	$41,213	$25,338

BASIC EARNINGS PER COMMON SHARE	$1.40	$1.19	$1.02

DILUTED EARNINGS PER COMMON SHARE	$1.37	$1.13	$0.87

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	36,118	34,592	24,727

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	36,779	36,339	33,125

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Deferred	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total
	(In thousands, except share data)
BALANCE — December 31, 2003	16,146,607	$323	$17,714	$—	$14,755	$32,792
Common stock issued upon initial public offering	4,774,941	95	80,303	—	—	80,398
Tax benefit from expenses incurred upon initial public offering	—	—	88	—	—	88
Conversion of redeemable preferred stock to common stock upon initial public offering	12,629,233	253	109,482	—	—	109,735
Common stock issued upon exercise of stock options	233,801	5	1,056	—	—	1,061
Grant of restricted stock	7,028	—	142	(142)	—	—
Compensation related to stock options and restricted stock	—	—	277	76	—	353
Tax benefit upon exercise of stock options	—	—	869	—	—	869
Accretion on redeemable preferred stock	—	—	—	—	(3,570)	(3,570)
Net income	—	—	—	—	28,908	28,908

BALANCE — December 31, 2004	33,791,610	676	209,931	(66)	40,093	250,634
Common stock issued upon exercise of stock options	1,698,714	34	6,149	—	—	6,183
Grant of restricted stock	80,243	2	2,625	(2,627)	—	—
Compensation related to stock options and restricted stock	—	—	255	387	—	642
Tax benefit upon exercise of stock options	—	—	9,172	—	—	9,172
Net income	—	—	—	—	41,213	41,213

BALANCE — December 31, 2005	35,570,567	712	228,132	(2,306)	81,306	307,844
Reclassification of deferred compensation to additional paid-in capital	—	—	(2,306)	2,306	—	—
Common stock issued upon exercise of stock options	1,090,788	22	15,242	—	—	15,264
Grant of restricted stock	156,164	3	(3)	—	—	—
Forfeiture of restricted stock	(320)	—	—	—	—	—
Compensation related to stock options and restricted stock	—	—	7,556	—	—	7,556
Capitalized compensation related to stock options and restricted stock	—	—	1,055	—	—	1,055
Tax benefit upon exercise of stock options	—	—	10,229	—	—	10,229
Net income	—	—	—	—	50,565	50,565

BALANCE — December 31, 2006	36,817,199	$737	$259,905	$—	$131,871	$392,513

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,565	$41,213	$28,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,560	38,346	29,655
Deferred income taxes	3,165	3,315	14,276
Loss on disposal of property and equipment, net	946	539	543
Amortization of deferred financing costs	696	1,025	1,035
Share-based compensation	7,556	388	76
Excess tax benefit from exercise of stock options	(10,229)	—	—
Changes in operating assets and liabilities	25,425	22,870	5,661
Other	168	256	277

Net cash provided by operating activities	125,852	107,952	80,431
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(261,767)	(190,355)	(145,562)
Proceeds from sale of property and equipment	6,629	4,411	2,139
Proceeds from property insurance settlement	581	—	—
Increase in other assets	(7,803)	(3,083)	(1,537)
Decrease (increase) in restricted cash	(823)	8,177	(1,120)

Net cash used in investing activities	(263,183)	(180,850)	(146,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	5,652	44,853
Repayments on long-term borrowings	(19,120)	(23,971)	(68,986)
Proceeds from revolving credit facility, net	134,000	80,678	—
Increase in deferred financing costs	(842)	(1,175)	—
Excess tax benefit from exercise of stock options	10,229	—	—
Proceeds from exercise of stock options	15,264	6,183	1,061
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	—	80,398
Tax benefit from expenses incurred upon initial public offering	—	—	88

Net cash provided by financing activities	139,531	67,367	57,414

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,200	(5,531)	(8,235)
CASH AND CASH EQUIVALENTS – Beginning of period	4,680	10,211	18,446

CASH AND CASH EQUIVALENTS – End of period	$6,880	$4,680	$10,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $5,308, $3,965 and $1,443, respectively	$22,183	$17,212	$17,789

Cash payments for income taxes	$17,005	$13,227	$8,986

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases financed through capital lease obligations	$—	$96	$145

Property purchase financed through note payable	$1,620	$—	$—

Conversion of redeemable preferred stock to common stock upon initial public offering	$—	$—	$109,735

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating sports and athletic, professional fitness, family recreation and resort/spa centers, principally in residential locations of major metropolitan areas. As of December 31, 2006, we operated 60 centers, including 22 in Minnesota, 11 in Texas, eight in Illinois, six in Michigan, four in Arizona, two in Virginia and one each in Florida, Georgia, Indiana, Kansas, Maryland, Ohio and Utah.
2. Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Life Time Fitness, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition — We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are nonrefundable after 30 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated membership period of 36 months, which is based on historical membership experience. In addition, monthly membership dues paid in advance of a center’s opening are deferred until the center opens. We offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
We provide service at each of our centers, including personal training, spa, cafe and other member services. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed. Other revenue includes revenue from our media, athletic events and restaurant. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. In limited instances in our media and athletic events businesses, we recognize revenue on barter transactions. We recognize barter revenue equal to the lesser of the value of the advertising or promotion given up or the value of the asset received. Restaurant revenue is recognized at the point of sale to the customer.
Pre-Opening Operations — We generally operate a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over a period of 36 months beginning when the center opens; however, the related advertising, office, rent and other expenses incurred during this period are expensed as incurred.
Cash and Cash Equivalents — We consider all unrestricted cash accounts and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.
Restricted Cash — We are required to keep funds on deposit at certain financial institutions related to certain of our credit facilities. Our lender or lenders, as the case may be, may access the restricted cash after the occurrence of an event of default, as defined under their respective credit facilities.
Accounts Receivable — Accounts receivable is presented net of allowance for doubtful accounts and sales returns and allowances.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The rollforward of these allowances are as follows:

	December 31,
	2006	2005	2004
Allowance for Doubtful Accounts:
Balance, beginning of period	$187	$435	$541
Provisions	542	126	108
Write-offs against allowance	(113)	(374)	(214)

Balance, end of period	$616	$187	$435

Sales Returns and Allowances:
Balance, beginning of period	$134	$289	$136
Provisions	(52)	255	563
Write-offs against allowance	(82)	(410)	(410)

Balance, end of period	$—	$134	$289

Inventories — Inventories consist primarily of operational supplies, nutritional products and uniforms. These inventories are stated at the lower of cost or market value.
Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist primarily of prepaid insurance, other prepaid operating expenses and deposits.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2006	2005
Land		$154,680	$118,686
Buildings	3-40 years	630,565	460,382
Leasehold improvements	1-20 years	34,695	32,997
Construction in progress		82,589	47,084

		902,529	659,149
Equipment:
Fitness	5-7 years	59,559	49,428
Computer and telephone	3-5 years	32,335	25,042
Capitalized software	5 years	17,345	12,581
Decor and signage	5 years	7,018	5,324
Audio/visual	3-5 years	11,349	7,923
Furniture and fixtures	7 years	7,579	6,583
Other equipment	3-7 years	33,965	28,586

		169,150	135,467

Property and equipment, gross		1,071,679	794,616
Less accumulated depreciation		169,557	133,245

Property and equipment, net		$902,122	$661,371

At December 31, 2006, we had eight centers under construction: two in Ohio and one each in Colorado, Georgia, Minnesota, Nebraska, North Carolina and Texas.
We have developed web-based systems to facilitate member enrollment and management. Costs related to these projects have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
Other equipment consists primarily of cafe, spa and playground equipment and laundry facilities.
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or the separate restaurant. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or the restaurant, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no impairments were deemed to have occurred during 2006.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2006	2005
Financing costs, net	$4,093	$3,947
Investment in unconsolidated affiliate (see Note 3)	2,400	2,150
Site development costs	2,371	1,594
Lease deposits	2,340	2,396
Earnest money deposits	8,984	1,327
Intangibles	4,252	2,880
Property held for sale	5,655	—
Other	—	75

	$30,095	$14,369

Site development costs consist of legal, engineering, architectural, environmental, feasibility and other direct expenditures incurred for certain new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Site development costs capitalized in the years ended December 31, 2006 and 2005 were approximately $6,101 and $4,997, respectively. Upon completion of a project, the site development costs are classified as property and equipment and depreciated over the useful life of the asset.
Intangible assets primarily consist of the leases acquired as part of the purchase in 2005 of the Highland Park, Minnesota office building complex, which includes one of our centers, as well as intangible assets related to the assumption of operations of seven leased facilities in 2006. The fair value of the intangibles associated with the lease transaction has been recorded based upon preliminary estimates. We anticipate completing the allocation of the purchase price during the first half of 2007, and changes to the preliminary estimates will be recorded at that time. The final allocation of the purchase price is not anticipated to be significantly different from preliminary allocations. Most of our intangible assets have been deemed to have indefinite lives and therefore are not subject to amortization.
We perform impairment tests annually, during the fourth quarter, and whenever events or circumstances occur indicating that our intangible assets might be impaired. Based upon our assessment during 2006, no impairment was deemed to have occurred.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2006	2005
Payroll related	$7,092	$4,886
Real estate taxes	8,120	6,027
Center operating costs	14,126	10,160
Insurance	2,112	1,246
Other	5,741	5,543

	$37,191	$27,862

Income Taxes — We file consolidated federal and state income tax returns. Deferred income taxes are provided following the provisions of SFAS No. 109 whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
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
As a result of our initial public offering (see Note 7), the redeemable preferred stock converted to common stock and the accretion on redeemable preferred stock discontinued. Prior to our initial public offering, accretion on redeemable preferred stock was computed based on the per share annual return on the respective series of redeemable preferred stock plus any accumulated but unpaid dividends. The discount on redeemable preferred stock attributable to offering expenses was also accreted over the period to the mandatory redemption date. Accretion on redeemable preferred stock was $0, $0 and $3,570 for the years ended December 31, 2006, 2005 and 2004, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2006	2005	2004
Net income applicable to common shareholders – basic	$50,565	$41,213	$25,338
Add back accretion on redeemable preferred shares	—	—	3,570

Net income applicable to common shareholders – diluted	$50,565	$41,213	$28,908

Weighted average number of common shares outstanding – basic	36,118	34,592	24,727
Effect of dilutive stock options	509	1,739	1,943
Effect of dilutive restricted stock awards	152	8	2
Effect of dilutive redeemable preferred shares outstanding	—	—	6,453

Weighted average number of common shares outstanding – diluted	36,779	36,339	33,125

Basic earnings per common share	$1.40	$1.19	$1.02

Diluted earnings per common share	$1.37	$1.13	$0.87

The number of total common shares outstanding at December 31, 2006 was 36,817,199. There were no equivalent shares excluded from the computation of diluted EPS for the years ended December 31, 2006, 2005, and 2004.
Share-Based Compensation — We have stock option plans for employees and accounts for these option plans in accordance with Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123(R)”). Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation. In accordance with the modified prospective transition method of SFAS 123(R), financial results for the prior periods have not been restated.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Had compensation cost for these plans been determined consistent with SFAS 123(R) for the years ended December 31, 2005 and 2004, our net income applicable to common shareholders, basic EPS and diluted EPS would have been reduced to the following pro forma amounts:

	For the Year Ended
	December 31,
	2005	2004
Net income applicable to common shareholders — basic:
As reported	$41,213	$25,338

Pro forma	$35,870	$23,463

Basic earnings per common share:
As reported	$1.19	$1.02

Pro forma	$1.04	$0.95

Net income applicable to common shareholders — diluted:
As reported	$41,213	$28,908

Pro forma	$35,870	$27,033

Diluted earnings per common share:
As reported	$1.13	$0.87

Pro forma	$0.99	$0.82

The pro forma net income applicable to common shareholders, basic and diluted, for the year ended December 31, 2005, includes the compensation cost related to the vesting of certain stock options that were granted to certain members of management at or around the time of our initial public offering. Upon meeting specific market performance criteria governing these stock options, sixty percent of these shares had vested as of December 31, 2005. The remaining forty percent of the shares, upon meeting additional specific market performance criteria, vested during the second quarter of 2006.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	December 31,
	2006	2005	2004
Risk-free interest rate	4.8%	4.0%	3.8%
Expected dividend yield	—	—	—
Expected life in years	5	6	6
Volatility	35.9%	42.7%	50.5%
The volatility and expected life assumptions presented are based on an average of the volatility assumptions reported by a peer group of publicly traded companies.
For more information on our share-based compensation plans, see Note 8.
Dividends — We have not declared or paid any cash dividends on our common stock in the past. As discussed in Note 4, the terms of our revolving credit facility and certain debt financing agreements prohibit us from paying dividends without the consent of the lenders.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Fair Value of Financial Instruments — The carrying amounts related to cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of the term notes payable and capital leases approximated $381.0 million and $12.9 million, respectively, as of December 31, 2006. The fair value of our other long-term debt approximates the carrying value and is based on variable rates or interest rates for the same or similar debt offered to us having the same or similar remaining maturities and collateral requirements.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors and expected life in determining fair value of option grants, tax provisions, provisions for uncollectible receivables and for calculating the amortization period for deferred enrollment fee revenue and associated direct costs (based on the historical average expected life of center memberships). We revise the recorded estimates when better information is available, facts change, or we can determine actual amounts. Those revisions can affect operating results.
Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2006	2005	2004
Accounts receivable	$1,947	$(3,080)	$30
Income tax receivable	13,643	1,068	(2,032)
Inventories	(3,104)	(698)	(317)
Prepaid expenses and other current assets	(2,014)	88	(298)
Deferred membership origination costs	(4,958)	(3,159)	(2,027)
Accounts payable	(132)	12,623	460
Accrued expenses	9,329	8,711	6,047
Deferred revenue	7,904	5,503	2,780
Deferred rent	2,546	1,814	1,018
Other liabilities	264	—	—

	$25,425	$22,870	$5,661

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Our capital expenditures were as follows:

	For the Year Ended December 31,
	2006	2005	2004
Purchases of property and equipment	$261,767	$190,355	$145,562
Non-cash property purchase financed through notes payable obligations	1,620	—	—
Non-cash property and equipment purchases financed through capital lease obligations	—	96	145

Total capital expenditures	$263,387	$190,451	$145,707

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”). This accounting standard revises SFAS No. 123 and requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) was effective for us on January 1, 2006. As of the required effective date, we applied SFAS 123(R) using the modified prospective method, recognizing compensation expense for all awards granted after the date of adoption of SFAS 123(R) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For more information on the adoption of SFAS 123(R), see previous Share-Based Compensation section of Note 2.
In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The criterion allows for recognition in the financial statements of a tax position when it is more likely than not that the position will be sustained upon examination. FIN 48 was effective for us on January 1, 2007. We are still evaluating the impact FIN 48 will have on our consolidated financial position and consolidated results of operations.
Comprehensive Income — We follow the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which established standards for reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For us, there is no difference between net income as reported on the consolidated statements of operations and comprehensive income.
Reclassifications— Certain prior period amounts have been reclassified to conform with the current period presentation.
3. Investment in Unconsolidated Affiliate
In December 1999, we, together with two unrelated organizations, formed an Illinois limited liability company named LIFE TIME Fitness Bloomingdale L.L.C. (“Bloomingdale LLC”) for the purpose of constructing and operating a center in Bloomingdale, Illinois. The center opened for business in February 2001. Each of the three members maintains an equal interest in Bloomingdale LLC. Pursuant to the terms of the agreement that governs the formation and operation of Bloomingdale LLC (the “Operating Agreement”), each of the three members contributed $2,000 to Bloomingdale LLC. We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of Bloomingdale LLC require the consent of the other members of Bloomingdale LLC. The Operating Agreement expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. We account for our interest in Bloomingdale LLC using the equity method.
In December 1999, Bloomingdale LLC entered into a management agreement with us, pursuant to which we agreed to manage the day-to-day operations of the center, subject to the overall supervision by the management committee

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. The management agreement expires in December 2039 unless it terminates earlier pursuant to its terms. We do not receive a management fee in connection with our duties under the management agreement, but do receive an overhead cost recovery charge equal to the lesser of (i) the lowest rate charged to any of our other centers, or (ii) 9.0% of the net revenue of the Bloomingdale LLC center, provided, however, that in no event would Bloomingdale LLC be charged overhead cost recovery at a rate in excess of the ratio of our total overhead expense to its total net center revenue. Overhead cost recovery charges to Bloomingdale LLC were $940, $1,017 and $1,044 for the years ended December 31, 2006, 2005 and 2004, respectively.
Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14,700. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee.
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, the members are entitled to receive monthly cash distributions from Bloomingdale LLC. The amount of this monthly distribution is, and will continue to be throughout the term of the agreement, $56 per member. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members had the right to receive distributions from Bloomingdale LLC in the amounts of $669, $669 and $872 in 2006, 2005 and 2004, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
4. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2006	2005
Term notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to June 2011, collateralized by certain related real estate and buildings	$122,498	$127,439

Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.75% to 1.75% or base plus 0.0% to 0.25%, facility expires April 2011, collateralized by certain personal property	245,000	111,000

Mortgage notes payable to bank, due in monthly installments of $51 through August 2007, including interest at 6.0%, collateralized by certain interests in related two centers	4,707	5,018

Promissory note payable to bank, monthly interest payments at LIBOR plus 1.50%, expiring April 2010, collateralized by a certain interest in secured property, debt retired June 2006	—	5,342

Promissory note payable to a municipality, collateralized by a mortgage on the underlying property, due in two equal payments through June 2013, including interest of 0.0%, (balance shown net of imputed interest of $533)	1,118	—

Unsecured promissory note, due in various unequal installments, expiring December 2010, including interest at 5.6% (balance shown net of imputed interest of $48)	502	—

Special assessments payable, due in variable semiannual installments through September 2028, including interest at 4.25% to 7.00%, secured by the related real estate and buildings	2,870	3,096

Total debt (excluding obligations under capital leases)	376,695	251,895

Obligations under capital leases (see below)	12,860	21,387

Total debt	389,555	273,282

Less current maturities	15,228	14,447

Total long-term debt	$374,327	$258,835

On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On April 26, 2006, we entered into an Amended and Restated Credit Agreement effective April 28, 2006 to amend and restate the U.S. Bank Facility. The significant changes to the U.S. Bank Facility increased the amount of the facility from $200.0 million to $300.0 million, which replaced the prior $50.0 million accordion feature, and extended the term for the facility by approximately one year to April 28, 2011. As of December 31, 2006, $245.0 million was outstanding on the U.S. Bank Facility, plus $18.8 million related to letters of credit.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were decreased to 0 to 25 basis points (from 0 to 50 basis points) for base rate borrowings and to 75 to 175 basis points (from 100 to 200 basis points) for Eurodollar borrowings. Additionally, we are restricted in our borrowings and in general under the Amended and Restated Credit Agreement by certain financial covenants. We are required to maintain a fixed coverage ratio of not less than 1.60 to 1.00, a consolidated leverage ratio of not more than 3.75 to 1.00 and a senior secured operating company leverage ratio of not more than 2.25 to 1.00. The Amended and Restated Credit Agreement also contains covenants that, among other things, restrict our ability to enter into certain business combinations, dispose of assets, make certain acquisitions, pay dividends, incur certain additional debt and create certain liens.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2006 was 6.8% and $140.0 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2005 was 5.7% and $44.5 million, respectively.
On June 12, 2006, through a wholly owned subsidiary, we signed a promissory note in the amount of $1.7 million in favor of a municipality. The note is secured by a mortgage on the real property purchased from the municipality on the same date for the purpose of constructing one of our centers. The note bears no interest and is payable in two equal payments of $0.8 million on the third and sixth anniversary dates of the opening of the center. Those dates are expected to be June 2010 and June 2013. We recorded a $0.5 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration.
On November 10, 2006 we signed a promissory note in the amount of $0.5 million in favor of the seller of certain real property we purchased on the same date for the purpose of constructing one of our centers. The note is unsecured and bears interest at 5.6%. The note is payable in various unequal installments over a three year period following the opening of the center, currently expected to be in December 2007. In any event, the note is due and payable no later than December 2010. We recorded a $48 reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration.
We were in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2006.
Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2006 are as follows:

2007	$10,204
2008	6,066
2009	6,615
2010	8,044
2011	343,245
Thereafter	2,521

$376,695

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
We are a party to capital equipment leases with third parties which include monthly rental payments of approximately $639 as of December 31, 2006. Amortization recorded for these capital leased assets totaled $4,706 and $6,966 for the years ended December 31, 2006 and 2005, respectively. The following is a summary of property and equipment recorded under capital leases:

	December 31,
	2006	2005
Land and buildings	$6,622	$6,622
Equipment	35,863	36,507

	42,485	43,129
Less accumulated amortization	27,548	23,609

	$14,937	$19,520

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2006 are as follows:

2007	$6,392
2008	2,171
2009	880
2010	880
2011	937
Thereafter	9,520

20,780
Less amounts representing interest	7,920

Present value of net minimum lease payments	12,860
Current portion	5,024

$7,836

5. Subsequent Event
On January 24, 2007, LTF CMBS I, LLC, a wholly owned subsidiary, obtained a commercial mortgage-backed loan in the original principal amount of $105.0 million from Goldman Sachs Commercial Mortgage Capital, L.P. pursuant to a loan agreement dated January 24, 2007. The mortgage financing is secured by six properties owned by the subsidiary and operated as Life Time Fitness centers located in Tempe, Arizona, Commerce Township, Michigan, and Garland, Flower Mound, Willowbrook and Sugar Land, Texas. The mortgage financing matures on February 6, 2017.
Interest on the amounts borrowed under the mortgage financing is 6.03% per annum, with a constant monthly debt service payment of $0.6 million. Our subsidiary LTF CMBS I, LLC, as landlord, and LTF Club Operations Company, Inc., another wholly owned subsidiary of ours as tenant, entered into a lease agreement dated January 24, 2007 with respect to the properties. The initial term of the lease ends on February 5, 2022, but the lease term may be extended at the option of LTF Club Operations Company, Inc. for two additional periods of five years each. Our subsidiaries may not transfer any of the properties except as permitted under the loan agreement. We guarantee the obligations of our subsidiary under the lease.
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
book value of $94.2 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing.
6. Income Taxes
The components of the provision for income taxes are as follows:

	December 31,
	2006	2005	2004
Current	$30,348	$23,443	$5,843
Deferred	3,165	3,315	14,276

Provision for income taxes	$33,513	$26,758	$20,119

The provision for income taxes differs from the federal statutory rate as follows:

	December 31,
	2006	2005	2004
Income taxes computed at federal statutory rate	$29,428	$23,790	$17,159
State taxes, net of federal benefit	3,268	3,495	2,882
Other, net	817	(527)	78

	$33,513	$26,758	$20,119

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the deferred tax asset (liability) are as follows:

	December 31,
	2006	2005
Noncurrent deferred income tax liabilities:
Property and equipment	$(39,830)	$(34,379)
Accrued rent expense	5,612	1,741
Internally developed software	(3,258)	(1,878)
Other, net	(1,108)	(903)

	$(38,584)	$(35,419)

Our income tax returns have been reviewed by the U.S. Internal Revenue Service (IRS), and the exams have been closed related to all years through 2003. In addition to being subject to IRS exam, we operate within multiple state tax jurisdictions and are subject to audits in these state jurisdictions. Upon audit, the IRS or these state taxing jurisdictions could retroactively disagree with our treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after the financial statements have been issued. We establish tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. On a quarterly basis, we evaluate the reserve amounts in light of any additional information and adjust the reserve balances as necessary to reflect the best estimate of the probable outcomes. We believe that we have established the appropriate reserves for these estimated exposures, however actual results may differ from these estimates. The

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
resolution of these tax matters in a particular future period could have a material impact on our consolidated statement of operations.
7. Initial Public Offering and Capital Stock
The registration statement filed in connection with our initial public offering was declared effective on June 29, 2004. Our shares began trading on the New York Stock Exchange on June 30, 2004. We closed this transaction and received proceeds from the initial public offering on July 6, 2004. The initial public offering consisted of 11,385,000 shares of common stock, including the underwriters’ over-allotment option of 1,485,000 common shares. Of the shares of common stock sold in the initial public offering, we sold 4,774,941 shares, resulting in proceeds of $80,398, net of underwriting discounts and commissions and offering expenses payable by us of $7,684. We used a portion of the net proceeds to repay amounts outstanding under our former revolving credit facility. We used the remaining net proceeds to finance our growth by opening additional centers.
As a result of the our initial public offering, our previously outstanding redeemable preferred stock converted into common stock and accretion on redeemable preferred stock discontinued.
8. Share-Based Compensation
The FCA, Ltd. 1996 Stock Option Plan (the 1996 Plan) reserved up to 2,000,000 shares of our common stock for issuance. Under the 1996 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of the our common stock to eligible employees, directors, and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. As of December 31, 2006, we had granted a total of 1,700,000 options to purchase common stock under the 1996 Plan, of which 37,000 were outstanding. In connection with the Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan.
The LIFE TIME FITNESS, Inc. 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of our common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of our common stock to eligible employees, directors and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. The 1998 Plan was amended in December 2003 by our Board of Directors and shareholders to reserve an additional 1,500,000 shares of our common stock for issuance. As of December 31, 2006, we had granted a total of 1,957,500 options to purchase common stock under the 1998 Plan, of which 492,607 were outstanding. In connection with the approval of the 2004 Plan, as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1998 Plan.
The 2004 Plan reserved up to 3,500,000 shares of our common stock for issuance. Under the 2004 Plan, the Compensation Committee of our Board of Directors administers the 2004 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas SFAS 123(R) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. Eligible participants under the 2004 Plan include our officers, employees, non-employee directors and consultants. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and 1998 Plan. During 2006, we issued 156,164 shares of restricted stock. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $42.72 to $50.82 during 2006. The restricted stock generally vests over periods ranging from one to five years. As of December 31, 2006, we had granted a total of 1,927,188 options to purchase common stock, of which options to purchase 1,194,992 shares were outstanding, and a total of 243,435 restricted shares under the 2004

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Plan, of which 210,894 restricted shares were unvested. As of December 31, 2006, 1,407,502 shares remain available for grant under the 2004 Plan.
Total share-based compensation expense, which includes stock option expense from the adoption of SFAS 123(R) and restricted stock expense, included in our consolidated statements of operations for the years ended December 31, 2006 and 2005, was as follows (in thousands):

	For the Year Ended December 31,
	2006	2005
Share-based compensation expense related to stock options	$5,671	$388
Share-based compensation expense related to restricted shares	1,833	—
Share-based compensation expense related to ESPP	52	—

Total share-based compensation expense	$7,556	$388

A summary of restricted stock activity follows:

	Restricted	Range of Market
	Shares	Price Per Share
	Outstanding	on Grant Date
Balance — December 31, 2004	7,028	$26.23
Granted	80,243	24.75-33.14
Vested	(3,637)	25.47-26.23

Balance — December 31, 2005	83,634	24.75-33.14
Granted	156,164	42.72-50.82
Canceled	(320)	46.51
Vested	(28,584)	24.75-42.72

Balance — December 31, 2006	210,894	$24.75-50.82

During the years ended December 31, 2006 and 2005, we issued 156,164 and 80,243 shares of restricted stock, respectively, with an aggregate fair value of $7.8 million and $2.6 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2006 was $0.9 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
A summary of option activity is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
Options	Shares	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2003	3,031,475
Granted	1,096,334
Exercised	(233,801)
Canceled	(62,900)

Outstanding at December 31, 2004	3,831,108
Granted	758,900
Exercised	(1,698,714)
Canceled	(133,628)

Outstanding at December 31, 2005	2,757,666	$17.01
Granted	71,954	46.57
Exercised	(1,090,788)	14.00
Canceled	(14,233)	16.41

Outstanding at December 31, 2006	1,724,599	$20.15	7.2	$48,902
Vested or Expected to Vest at December 31, 2006	1,645,608	$19.93	7.2	$47,025
Exercisable at December 31, 2006	761,855	$15.92	6.4	$24,826
The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2006 and 2005 was $34.8 million and $46.2 million, respectively. As of December 31, 2006, there was $8.0 million of unrecognized compensation expense to be recognized over a weighted-average period of 2.2 years.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The options granted generally vest over a period of four to five years from the date of grant. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years )	Price	Exercisable	Price
$1.66 to $8.00	392,050	4.63	$7.19	244,650	$6.70
$12.00 to $18.50	511,357	7.35	16.75	328,557	17.09
$22.15 to $25.47	573,823	8.09	25.14	149,800	24.40
$26.15 to $48.59	247,369	8.89	36.17	38,848	31.46

$1.66 to $48.59	1,724,599	7.20	$20.15	761,855	$15.92

Our net cash proceeds from the exercise of stock options were $15.3 million and $6.2 million for the years ended December 31, 2006 and 2005, respectively. The actual income tax benefit realized from stock option exercises was $10.2 million and $9.2 million, respectively, for those same periods. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as cash flows from operating activities in our consolidated statements of cash flows. In accordance with SFAS 123(R), for the year ended December 31, 2006, the excess tax benefits from the exercise of stock options are presented as cash flows from financing activities.
Our employee stock purchase program (ESPP) provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is currently 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period under the ESPP began July 1, 2006 and ended December 31, 2006. Compensation expense under the ESPP, which was $52 for 2006, is based on the discount of 10% at the end of the purchase period, which was $4.85 per share at December 31, 2006. $486 was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,491,500 shares of common stock available for purchase under the ESPP as of December 31, 2006.
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our Employee Stock Purchase Plan. During the fourth quarter of 2006, we repurchased 8,500 shares for approximately $421. As of December 31, 2006, there were 491,500 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
9. Operating Segments
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Financial data and reconciling information for our reporting segment to the consolidated amounts in the financial statements are as follows:

	Centers	All Other	Consolidated
Segment reporting:
Year ended December 31, 2006:
Revenue	$500,393	$11,504	$511,897

Net income (loss)	$56,507	$(5,942)	$50,565
Provision (benefit) for income taxes	37,475	(3,962)	33,513
Interest expense, net	12,747	4,609	17,356
Depreciation and amortization	42,250	5,310	47,560

EBITDA	$148,979	$15	$148,994

Total assets	$877,818	$109,858	$987,676

Year ended December 31, 2005:
Revenue	$381,040	$9,076	$390,116

Net income (loss)	$46,714	$(5,501)	$41,213
Provision (benefit) for income taxes	30,425	(3,667)	26,758
Interest expense, net	12,288	1,788	14,076
Depreciation and amortization	32,004	6,342	38,346

EBITDA	$121,431	$(1,038)	$120,393

Total assets	$634,789	$88,671	$723,460

Year ended December 31, 2004:
Revenue	$300,084	$11,949	$312,033

Net income (loss)	$35,918	$(7,010)	$28,908
Provision (benefit) for income taxes	24,792	(4,673)	20,119
Interest expense, net	15,760	1,813	17,573
Depreciation and amortization	24,013	5,642	29,655

EBITDA	$100,483	$(4,228)	$96,255

Total assets	$486,975	$85,112	$572,087

10. Commitments and Contingencies
Lease Commitments — We lease certain property under operating leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2006 are as follows:

2007	$17,768
2008	17,090
2009	17,242
2010	17,164
2011	17,033
Thereafter	235,505

$321,802

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Rent expense under operating leases was $13,724, $10,200 and $10,871 for the years ended December 31, 2006, 2005 and 2004, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.
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
Litigation — We are engaged in legal proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to the our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.
401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $1,117, $844 and $838 for the years ended December 31, 2006, 2005 and 2004.
11. Related Party Transactions
We leased a jet until June 2003 from an aviation company that was wholly owned by our chief executive officer and the former president of a wholly owned subsidiary. Each month we were charged the equivalent of the debt service for the exclusive use of the jet. We also paid an hourly fee for the periodic use of other aircraft owned by the aviation company. Beginning in July 2003, we paid an hourly rate for the periodic use of the jet. We were charged $0, $0 and $6 for the use of this aircraft for the years ended December 31, 2006, 2005 and 2004. We purchased one jet from the aviation company for fair market value of $3,950 in January 2004.
We reimburse a general contractor that is primarily owned by the former president of a wholly owned subsidiary for a car allowance, car insurance premiums, executive medical benefits and life insurance premiums provided by the general contractor to such person. Such former president incurred expenses totaling $38, $45 and $44 during the years ended December 31, 2006, 2005 and 2004, respectively. We made payments to the general contractor in the amounts of $48, $94 and $21 during the years ended December 31, 2006, 2005 and 2004, respectively, for expenses incurred during these and certain prior years.
We lease various fitness and office equipment from third party equipment vendors for use at the center in Bloomingdale, Illinois. We then sublease this equipment to Bloomingdale LLC. The terms of the sublease are such that Bloomingdale LLC is charged the equivalent of the debt service for the use of the equipment. We charged $443, $516 and $423 for the years ended December 31, 2006, 2005 and 2004.
As discussed in Note 4, in May 2001, we completed a transaction to sell and simultaneously lease back one of our Minnesota centers. We did not recognize any material gain or loss on the sale of the center. The purchaser and landlord in such transaction is an entity composed of four individuals, one of whom was the president of a wholly owned subsidiary. We paid rent pursuant to the lease of $880 for the years ended December 31, 2006, 2005 and 2004.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our chief executive officer has a 50% interest. In December 2003, we and the general partnership executed an addendum to this lease whereby we leased an additional 5,000 square feet of office space on a month-to-month basis within the shopping center, which we terminated effective January 1, 2007. We paid rent pursuant to this lease of $540 for each of the years ended December 31, 2006, 2005 and 2004.
12. Executive Nonqualified Plan
During fiscal 2006, we implemented the Executive Nonqualified Excess Plan of Life Time Fitness, a non-qualified deferred compensation plan. This plan was established for the benefit of our highly compensated employees, which our plan defines as our employees whose projected compensation for the upcoming plan year would meet or exceed the IRS limit for determining highly compensated employees. This unfunded, non-qualified deferred compensation plan allows participants the ability to defer and grow income for retirement and significant expenses in addition to contributions made to our company’s 401(k) plan.
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our company’s 401(k) plan and may be modified or changed by the participant or our company at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. Our company may, but does not currently plan to, make matching contributions and/or discretionary contributions to this plan. If our company did desire to make contributions to this plan, the contributions would vest to each participant according to their years of service with our company. At December 31, 2006, $264 had been deferred and is being held on behalf of the employees. This amount is reflected as an other liability on the balance sheet.
13. Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2006 and 2005:

	2006				2005
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
			(In thousands, except for per share data)
Total revenue	$115,425	$122,455	$134,741	$139,276	$89,328	$95,607	$101,612	$103,569
Income from operations	21,172	23,530	27,794	28,019	17,303	20,414	21,175	22,050
Net income	10,433	12,385	13,639	14,108	8,121	10,287	10,737	12,068
Earnings per share (1)
Basic	$0.29	$0.34	$0.38	$0.39	$0.24	$0.30	$0.31	$0.34
Diluted	0.28	0.33	0.37	0.39	0.23	0.28	0.29	0.33

(1)	See Note 2 for discussion on the computation of earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Life Time Fitness, Inc.:
We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Life Time Fitness, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s change in the method of accounting for share-based compensation in 2006 as described in Note 2.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 26, 2007

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

	2006				2005
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
			(In thousands, except for number of centers and per share data)
Total revenue	$115,425	$122,455	$134,741	$139,276	$89,328	$95,607	$101,612	$103,569
Income from operations	21,172	23,530	27,794	28,019	17,303	20,414	21,175	22,050
Net income	10,433	12,385	13,639	14,108	8,121	10,287	10,737	12,068
Earnings per share
Basic	$0.29	$0.34	$0.38	$0.39	$0.24	$0.30	$0.31	$0.34
Diluted	0.28	0.33	0.37	0.39	0.23	0.28	0.29	0.33
Cash Flow Data:
Net cash provided by (used in):
Operating activities	33,813	27,168	42,028	22,843	25,001	29,035	26,066	27,850
Investing activities	(48,149)	(56,464)	(70,877)	(87,693)	(33,164)	(33,774)	(48,905)	(65,007)
Financing activities	12,204	26,748	35,419	65,160	2,001	1,036	23,416	40,914
EBITDA (1)	$32,934	$35,927	$39,698	$40,435	$26,324	$29,870	$31,553	$32,646
Centers open at end of quarter (2)	48	49	56	60	40	41	44	46

(1)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

(2)	The data being presented include the center owned by Bloomingdale LLC.

The following table provides a reconciliation of net income to EBITDA:

	2006				2005
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Net income	$10,433	$12,385	$13,639	$14,108	$8,121	$10,287	$10,737	$12,068
Interest expense, net	4,117	4,140	4,204	4,895	3,826	3,243	3,278	3,729
Provision for income taxes	6,865	7,256	10,139	9,253	5,643	7,150	7,443	6,522
Depreciation and amortization	11,519	12,146	11,716	12,179	8,734	9,190	10,095	10,327

EBITDA	$32,934	$35,927	$39,698	$40,435	$26,324	$29,870	$31,553	$32,646

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a and 15d – 15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, they believe that, as of December 31, 2006, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.
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
Item 9B. Other Information.
None.
PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated into this item by reference is the information under “Election of Directors — Directors and Director Nominees,” “Election of Directors — Committees of Our Board of Directors,” “Election of Directors — Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
The following table sets forth the name, age and positions of each of our executive officers as of February 28, 2007:

Name	Age	Position
Bahram Akradi	45	Chairman of the Board of Directors, President and Chief Executive Officer

Michael J. Gerend	42	Executive Vice President and Chief Operating Officer

Michael R. Robinson	47	Executive Vice President and Chief Financial Officer

Eric J. Buss	40	Executive Vice President, General Counsel and Secretary

Mark L. Zaebst	47	Executive Vice President

Michael P. Brown	49	Senior Vice President, Operations

Jeffrey G. Zwiefel	44	Senior Vice President, Life Time University
Bahram Akradi founded our company in 1992 and has been a director and President since our inception. Mr. Akradi was elected Chief Executive Officer and Chairman of the Board of Directors in May 1996. Mr. Akradi has over 24 years of experience in healthy way of life initiatives. From 1984 to 1989, he led U.S. Swim & Fitness Corporation as its co-founder and Executive Vice President. Mr. Akradi was a founder of the health and fitness Industry Leadership Council.
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
Michael P. Brown joined our company in May 1997 as Vice President, Operations and was named Senior Vice President, Operations in December 2001. Prior to joining our company, Mr. Brown owned and operated his own training and development company. Mr. Brown has been involved in the fitness industry since 1982 when he owned and operated his own facility until joining U.S. Swim & Fitness Corporation in 1985.
Jeffrey G. Zwiefel joined our company in December 1998 as Vice President, Health Enhancement Division and became Vice President of Fitness, Training and New Program Development in January 2004. Mr. Zwiefel was named Senior Vice President, Life Time University in March 2005. Mr. Zwiefel has 23 years of comprehensive and diverse experience in the health, fitness and wellness industry. Prior to joining our company in 1999, Mr. Zwiefel worked for over nine years with NordicTrack, Inc. where he served most recently as Vice President, Product Development. Mr. Zwiefel has a M.S. in exercise physiology and is certified by the American College of Sports Medicine and National Strength and Conditioning Association.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated into this item by reference is the information under “Certain Relationships and Related Party Transactions” and “Election of Directors – Director Independence” in our Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Incorporated into this item by reference is the information under “Ratification of Independent Public Accounting Firm — Fees” in our Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) Documents filed as Part of this Annual Report on Form 10-K:
     1. Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 2006 and 2005
     Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
     Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
     Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
     Notes to Consolidated Financial Statements
     Reports of Independent Registered Public Accounting Firm
     2. Financial Statement Schedules:
     The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements.
     Other schedules are omitted because they are not required.
     (b) Exhibits:

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1#	FCA, Ltd. 1996 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.2#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.3	Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

Exhibit
No.	Description	Method of Filing
10.4	Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.5	Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.6	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.7	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.8	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.9	Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.10	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.11	Series A Stock Purchase Agreement dated May 7, 1996, including amendments thereto.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.12	Series B Stock Purchase Agreement dated December 8, 1998, including amendments thereto.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.13	Series C Stock Purchase Agreement dated August 16, 2000, including amendments thereto.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.14	Series D Stock Purchase Agreement dated July 19, 2001, including amendments thereto.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

Exhibit
No.	Description	Method of Filing
10.15	Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center — Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.16#	Life Time Fitness, Inc. 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.17#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.32 to Amendment No. 3 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 9, 2004.

10.18	Schedule of parties to Executive Employment Agreements.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32230).

10.19#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.20#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.21#	Summary of Non-Employee Director Compensation.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 24, 2006 (File No. 001-32230).

10.22#	2006 Key Executive Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 1, 2006 (File No. 001-32230).

10.23	Amended and Restated Credit Agreement, dated as of April 28, 2006, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form10-Q for the quarter ended June 30, 2006 (File No. 001-32230).

10.24	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230).

10.25#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.26#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.27	Lease Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

Exhibit
No.	Description	Method of Filing
10.28	Guaranty and Suretyship Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.29	Purchase and Sale Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.30#	Modification to 2006 Key Executive Incentive Compensation Plan dated September 19, 2006.	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated September 19, 2006 (File No. 001-32230).

10.31#	Form of Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Filed Electronically.

10.32#	Executive Nonqualified Excess Plan.	Filed Electronically.

10.33	Loan Agreement dated January 24, 2007 among the Borrower, the Company and Lender.	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.34	Lease Agreement dated January 24, 2007 among Borrower and LTF Club Operations Company, Inc.	Incorporated by reference to Item 10.2 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.35	Guaranty of the Loan Agreement dated January 24, 2007 for the benefit of Lender executed by the Company.	Incorporated by reference to Item 10.3 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.36	Lease Guaranty dated January 24, 2007 for the benefit of Borrower executed by the Company.	Incorporated by reference to Item 10.4 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

21	Subsidiaries of the Registrant.	Filed Electronically.

23	Consent of Deloitte & Touche LLP.	Filed Electronically.

24	Powers of Attorney.	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

LIFE TIME FITNESS, INC.

By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and
Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson

Name: Michael R. Robinson
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John M. Hugo

Name: John M. Hugo
Title: Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Giles H. Bateman * Giles H. Bateman	Director

/s/ James F. Halpin* James F. Halpin	Director

/s/ Guy C. Jackson * Guy C. Jackson	Director

/s/ John B. Richards* John B. Richards	Director

/s/ Stephen R. Sefton* Stephen R. Sefton	Director

/s/ Joseph S. Vassalluzzo* Joseph S. Vassalluzzo	Director

*	Michael R. Robinson, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Michael R. Robinson
Michael R. Robinson, Attorney-in-Fact