Form 10-Q
period 2007-03-31
LIFE TIME FITNESS INC
filed 2007-05-02
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the Registrant’s common stock as of April 16, 2007 was 37,080,387 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,912	$6,880
Accounts receivable, net	2,288	2,320
Inventories	11,253	8,773
Prepaid expenses and other current assets	11,775	9,201
Deferred membership origination costs	14,185	12,575
Income tax receivable	–	97

Total current assets	45,413	39,846
PROPERTY AND EQUIPMENT, net	972,327	902,122
RESTRICTED CASH	4,709	4,738
DEFERRED MEMBERSHIP ORIGINATION COSTS	12,223	10,875
OTHER ASSETS	32,385	30,095

TOTAL ASSETS	$1,067,057	$987,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,534	$15,228
Accounts payable	9,167	8,878
Construction accounts payable	48,498	49,285
Accrued expenses	56,563	37,191
Deferred revenue	34,354	29,773

Total current liabilities	162,116	140,355
LONG-TERM DEBT, net of current portion	420,166	374,327
DEFERRED RENT LIABILITY	25,662	25,716
DEFERRED INCOME TAXES	31,235	38,584
DEFERRED REVENUE	16,897	15,917
OTHER LIABILITIES	264	264

Total liabilities	656,340	595,163

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $.02 par value, 50,000,000 shares authorized; 37,040,620 and 36,817,199 shares issued and outstanding, respectively	741	737
Additional paid-in capital	263,972	259,905
Retained earnings	146,004	131,871

Total shareholders’ equity	410,717	392,513

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,067,057	$987,676

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
REVENUE:
Membership dues	$100,528	$75,799
Enrollment fees	5,686	5,083
In-center revenue	43,897	32,334

Total center revenue	150,111	113,216
Other revenue	2,990	2,209

Total revenue	153,101	115,425
OPERATING EXPENSES:
Center operations	89,492	65,093
Advertising and marketing	7,369	5,839
General and administrative	10,488	8,815
Other operating	3,324	2,987
Depreciation and amortization	13,687	11,519

Total operating expenses	124,360	94,253

Income from operations	28,741	21,172
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $44 and $69, respectively	(5,528)	(4,117)
Equity in earnings of affiliate	316	243

Total other income (expense)	(5,212)	(3,874)

INCOME BEFORE INCOME TAXES	23,529	17,298
PROVISION FOR INCOME TAXES	9,395	6,865

NET INCOME	$14,134	$10,433

BASIC EARNINGS PER COMMON SHARE	$0.39	$0.29

DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	36,642	35,701

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	37,392	36,752

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,134	$10,433

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,687	11,519
Deferred income taxes	1,496	85
Loss on disposal of property and equipment, net	39	196
Amortization of deferred financing costs	195	159
Share-based compensation	1,818	1,210
Excess tax benefit from stock option exercises	(916)	(5,331)
Change in investment in unconsolidated subsidiary	(316)	(243)
Changes in operating assets and liabilities	8,848	15,478
Other	42	64

Net cash provided by operating activities	39,027	33,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,146)	(48,820)
Proceeds from sale of property and equipment	35	20
Proceeds from property insurance settlement	48	–
Increase in other assets	(1,155)	(212)
Decrease in restricted cash	29	1,106

Net cash used in investing activities	(85,189)	(47,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	105,000	–
Repayments on long-term borrowings	(3,179)	(3,656)
Proceeds from (repayments on) revolving credit facility, net	(57,700)	3,400
Increase in deferred financing costs	(1,014)	–
Excess tax benefit from stock option exercises	916	5,331
Proceeds from exercise of stock options	1,171	7,129

Net cash provided by financing activities	45,194	12,204

DECREASE IN CASH AND CASH EQUIVALENTS	(968)	(2,132)
CASH AND CASH EQUIVALENTS – Beginning of period	6,880	4,680

CASH AND CASH EQUIVALENTS – End of period	$5,912	$2,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, including capitalized interest of $1,830 and $877, respectively	$5,721	$4,558

Cash payments for income taxes	$571	$74

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable	$273	$2,770

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2006.
2. Share-Based Compensation
We have four share-based compensation plans, the FCA, Ltd. 1996 Stock Option Plan (the 1996 Plan), the Life Time Fitness, Inc. 1998 Stock Option Plan (the 1998 Plan), the Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan) and an Employee Stock Purchase Plan (the ESPP), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of March 31, 2007, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 1,633,048 shares were outstanding, and a total of 377,885 restricted shares, of which 332,979 restricted shares were unvested. We use the term “restricted shares” to define nonvested shares granted to employees, whereas Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123(R)) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
The total number of options to purchase common stock include shares that vest on continued service (time-based) or upon achievement of certain market condition criteria (market-based). Most of the time-based options vest over a period of four or five years. The market-based options were granted to certain members of management at or around the time of our initial public offering. Upon meeting specific market performance criteria governing these stock options, sixty percent of these shares had vested as of December 31, 2005. The remaining forty percent of the shares, upon meeting additional specific market performance criteria, vested during the second quarter of 2006.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2007 and 2006, was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Share-based compensation expense related to stock options	$929	$895
Share-based compensation expense related to restricted shares	859	315
Share-based compensation expense related to ESPP	30	–

Total share-based compensation expense	$1,818	$1,210

The following table summarizes the stock option transactions for the three months ended March 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
Options	Shares	Price	years)	thousands)
Outstanding on December 31, 2006	1,724,599	$20.15

Granted	2,477	50.85

Exercised	(91,528)	12.80

Canceled	(2,500)	25.47

Outstanding at March 31, 2007	1,633,048	$20.61	7.1	$50,305

Vested or Expected to Vest at March 31, 2007	1,568,400	$20.45	7.1	$48,562

Exercisable at March 31, 2007	914,741	$17.59	6.6	$30,938

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2007 and 2006, was $20.35 and $0 (no grants), respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended March 31, 2007 and 2006 was $3.5 million and $16.0 million, respectively. As of March 31, 2007, there was $7.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.9 years.
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted in the three months ended March 31, 2006.

	Three Months Ended March 31,
Weighted Average Valuation Assumptions (1)	2007	2006
Risk-free interest rate (2)	4.7%	—
Expected dividend yield	—	—
Expected stock price volatility (3)	36.9%	—
Expected life of stock options (in years) (3)	5	—

(1)	Forfeitures are estimated based on historical experience and projected employee turnover.

(2)	Based on the five-year Treasury constant maturity interest rate with the term that is consistent with the expected life of our stock options.

(3)	We estimate the expected life and volatility of stock options based on an average of the expected lives and volatilities assumptions reported by a peer group of publicly traded companies.
Net cash proceeds from the exercise of stock options were $1.2 million and $7.1 million for the three months ended March 31, 2007, and 2006, respectively. The actual income tax benefit realized from stock option exercises total $0.9 million and $5.3 million, respectively, for those same periods.
A summary of restricted stock activity follows:

	Restricted	Range of Market
	Shares	Price Per Share
	Outstanding	on Grant Date
Balance — December 31, 2006	210,894	$24.75-50.82
Granted	134,450	49.06-53.70
Canceled	(1,740)	46.51
Vested	(10,625)	24.75-46.51
Balance — March 31, 2007	332,979	$24.75-53.70

During the three months ended March 31, 2007 and 2006, we issued 134,450 and 2,447 shares of restricted stock, respectively, with an aggregate fair value of $6.6 million and $0.1 million, respectively. The fair market value of restricted shares that vested during the three months ended March 31, 2007 was $0.4 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period under the ESPP began January 1, 2007 and ends June 30, 2007. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our Employee Stock Purchase Plan. During the first quarter of 2007, we repurchased 2,235 shares for approximately $109. As of March 31, 2007, there were 489,265 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
3. Earnings per Share
Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for any dilutive common stock equivalents, such as the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. A reconciliation of these amounts is as follows (share amounts and net income in thousands):

	For the Three
	Months Ended
	March 31,
	2007	2006
Net income	$14,134	$10,433

Weighted average number of common shares outstanding – basic	36,642	35,701
Effect of dilutive stock options and restricted stock awards	750	1,051

Weighted average number of common shares outstanding – diluted	37,392	36,752

Basic earnings per common share	$0.39	$0.29

Diluted earnings per common share	$0.38	$0.28

4. Operating Segments
Our operations are conducted mainly through our sports and athletic, professional fitness, family recreation and resort/spa centers. We have aggregated the activities of our centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and each of the centers has similar expected economic characteristics, service and product offerings and customers. Our chief operating decision makers use EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, “Centers” represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, cafe and other activities offered to members and non-member participants and rental income generated at the centers. Included in the “All Other” category in the table below is operating information related to nutritional products, media, athletic events, and two restaurants, and expenses, including interest expense, and corporate assets (including depreciation and amortization) not directly attributable to centers. The accounting policies of the “Centers” and operations classified as “All Other” are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC.

Financial data and reconciling information for our reporting segment to the consolidated amounts in the financial statements are as follows (in thousands):

	Centers	All Other	Consolidated
Three months ended March 31, 2007:
Revenue	$150,111	$2,990	$153,101

Net income (loss)	$15,776	$(1,642)	$14,134
Provision (benefit) for income taxes	10,490	(1,095)	9,395
Interest expense, net	4,192	1,336	5,528
Depreciation and amortization	12,012	1,675	13,687

EBITDA	$42,470	$274	$42,744

Total assets	$949,274	$117,783	$1,067,057

Three months ended March 31, 2006:
Revenue	$113,216	$2,209	$115,425

Net income (loss)	$11,797	$(1,364)	$10,433
Provision (benefit) for income taxes	7,775	(910)	6,865
Interest expense, net	3,377	740	4,117
Depreciation and amortization	10,020	1,499	11,519

EBITDA	$32,969	$(35)	$32,934

Total assets	$667,622	$87,488	$755,110

5. Income Taxes
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded; however, certain amounts have been reclassified in the consolidated balance sheet in order to comply with the requirements of the statement.
At January 1, 2007, we provided a liability of $9.4 million for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, $1.1 million would affect our effective tax rate if recognized. The remaining $8.3 million consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items.
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes. As of January 1, 2007, we recorded a liability of $0.5 million for interest and penalties. The liability for the payment of interest and penalties did not materially change during the quarter ended March 31, 2007.
We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2003 through 2006 remain open to examination. Approximately $0.6 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months, of which $0.1 million may impact our effective tax rate.

6. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Accounts receivable	$32	$2,606
Income taxes receivable	1,013	6,706
Inventories	(2,480)	(340)
Prepaids and other current assets	(2,574)	(2,327)
Deferred membership origination costs	(2,958)	(1,512)
Accounts payable	(219)	(1,860)
Accrued expenses	10,527	7,779
Deferred revenue	5,561	4,276
Deferred rent	(54)	150

	$8,848	$15,478

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
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion may contain forward-looking statements regarding us and our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2006.

Overview
We operate distinctive and large sports and athletic, professional fitness, family recreation and resort/spa centers. As of April 15, 2007, we operated 61 centers primarily in residential locations across 13 states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the eight new centers we plan to open in 2007, we expect that four will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of seven leased facilities in 2006, is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the facility costs for the seven leased centers, to affect our center operating margins at these new centers and on a consolidated basis. Our operating results generally do not include the center owned by Bloomingdale LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
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
We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 36 months. Second, we generate revenue, which we refer to as in-center revenue, at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, including our media, athletic events and nutritional product businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes our two restaurants and rental income on our Highland Park, Minnesota office building.
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our media, athletic event and nutritional product businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, our two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in presale activities.

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
Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2006.

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data:

	For the Three Months Ended
	March 31,
	2007	2006
Revenue
Center revenue:
Membership dues	65.7%	65.7%
Enrollment fees	3.7	4.4
In-center revenue	28.6	28.0

Total center revenue	98.0	98.1
Other revenue	2.0	1.9

Total revenue	100.0	100.0
Operating expenses
Center operations	58.4	56.4
Advertising and marketing	4.8	5.1
General and administrative	6.9	7.6
Other operating	2.2	2.6
Depreciation and amortization	8.9	10.0

Total operating expenses	81.2	81.7
Income from operations	18.8	18.3
Other income (expense)
Interest expense, net	(3.6)	(3.6)
Equity in earnings of affiliate	0.2	0.2

Total other income (expense)	(3.4)	(3.4)
Income before income taxes	15.4	14.9
Provision for income taxes	6.2	5.9

Net income	9.2%	9.0%

Other financial and operating data:
Average center revenue per membership	$334	$313
Average in-center revenue per membership	$98	$89
Centers open at end of period	60	48
Number of memberships at end of period	474,364	383,505
Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006
Total revenue. Total revenue increased $37.7 million, or 32.6%, to $153.1 million for the three months ended March 31, 2007, from $115.4 million for the three months ended March 31, 2006.
Total center revenue grew $36.9 million, or 32.6%, to $150.1 million for the three months ended March 31, 2007, from $113.2 million for the three months ended March 31, 2006. Comparable center revenue increased 7.5% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Of the $36.9 million increase in total center revenue,
•	67.0% was from membership dues, which increased $24.7 million, due to increased memberships at new and existing centers, junior membership programs and increased sales of Sports and other value-added memberships.

•	31.4% was from in-center revenue, which increased $11.6 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $98 for the three months ended March 31, 2007, from $89 for the three months ended March 31, 2006.

•	1.6% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.6 million for the three months ended March 31, 2007 to $5.7 million. Our number of memberships increased 23.7% to 474,364 at March 31, 2007, from 383,505 at March 31, 2006.
Other revenue increased $0.8 million, or 35.4%, to $3.0 million for the three months ended March 31, 2007, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $89.5 million, or 59.6% of total center revenue (or 58.4% of total revenue), for the three months ended March 31, 2007 compared to $65.1 million, or 57.5% of total center revenue (or 56.4% of total revenue), for the three months ended March 31, 2006. This $24.4 million increase primarily consisted of $12.1 million in additional payroll-related costs to support increased memberships at new centers and an increase of $6.5 million in facility-related costs, including incremental lease expense for the seven leased centers for which we assumed operations in late July 2006, utilities and real estate taxes, and an increase in expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower center operating margins associated with new centers including the leased centers.
Advertising and marketing expenses. Advertising and marketing expenses were $7.4 million, or 4.8% of total revenue, for the three months ended March 31, 2007, compared to $5.8 million, or 5.1% of total revenue, for the three months ended March 31, 2006. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $10.5 million, or 6.9% of total revenue, for the three months ended March 31, 2007, compared to $8.8 million, or 7.6% of total revenue, for the three months ended March 31, 2006. This $1.7 million increase was primarily due to increased costs to support the growth in our membership and center base in early 2007.
Other operating expenses. Other operating expenses were $3.3 million for the three months ended March 31, 2007, compared to $3.0 million for the three months ended March 31, 2006.
Depreciation and amortization. Depreciation and amortization was $13.7 million for the three months ended March 31, 2007, compared to $11.5 million for the three months ended March 31, 2006. This $2.2 million increase was due primarily to depreciation on our new centers opened in 2006.
Interest expense, net. Interest expense, net of interest income, was $5.5 million for the three months ended March 31, 2007, compared to $4.1 million for the three months ended March 31, 2006. This increase was primarily the result of increased average debt balances.
Provision for income taxes. The provision for income taxes was $9.4 million for the three months ended March 31, 2007, compared to $6.9 million for the three months ended March 31, 2006. This $2.5 million increase was due to an increase in income before income taxes of $6.2 million.
Net income. As a result of the factors described above, net income was $14.1 million, or 9.2% of total revenue, for the three months ended March 31, 2007, compared to $10.4 million, or 9.0% of total revenue, for the three months ended March 31, 2006.
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

Operating Activities
As of March 31, 2007, we had total cash and cash equivalents of $5.9 million and $4.7 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $94.0 million available under the existing terms of our revolving credit facility as of March 31, 2007.
Net cash provided by operating activities was $39.0 million for the three months ended March 31, 2007, compared to $33.6 million for the three months ended March 31, 2006. The increase of $5.4 million was primarily due to a $1.8 million increase in net income adjusted for non-cash charges.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through March 31, 2007, has ranged from approximately $18 to $34 million, which includes the land, the building and approximately $3 million of exercise equipment, furniture and fixtures. We expect the average cost of new centers constructed in 2007 to range from $28 to $30 million.
Net cash used in investing activities was $85.2 million for the three months ended March 31, 2007, compared to $47.9 million for the three months ended March 31, 2006. The increase of $37.3 million was primarily due to capital expenditures for the construction of new centers and updates to our existing centers.
The following schedule reflects capital expenditures by type of expenditure:

	For the Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Capital expenditures for new center land, building and construction	$70,500	$43,120
Capital expenditures for updating existing centers and corporate infrastructure	13,646	4,946

Total capital expenditures	$84,146	$48,066

At April 15, 2007, we had purchased the real property for the eight new centers that we plan to open in 2007, one of which had already opened. In addition, we had purchased the real property for two of the ten current model centers we plan to open in 2008, and we had entered into agreements to purchase real property for the development of seven current model centers that we plan to open in 2008.
We expect our capital expenditures to be approximately $245 to $265 million in the remaining nine months of 2007, of which we expect approximately $40 to $45 million to be one-time in nature for the remodel of the seven centers leased in July 2006 and the completion of a new office building we plan to move into in the fourth quarter of 2007. In addition, we expect to incur approximately $190 to $200 million for new center construction and approximately $15 to $20 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures with cash from operations, our revolving line of credit and additional mortgage financing.
Financing Activities
Net cash provided by financing activities was $45.2 million for the three months ended March 31, 2007, compared to $12.2 million for the three months ended March 31, 2006. The change of $33.0 million was primarily due to a new $105.0 million mortgage financing partially offset by payments on our revolving credit facility.
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

On April 26, 2006, we entered into an Amended and Restated Credit Agreement effective April 28, 2006 to amend and restate the U.S. Bank Facility. The material changes to the U.S. Bank Facility increase the amount of the facility from $200.0 million to $300.0 million, which replaces the prior $50.0 million accordion feature, and extend the term of the facility by approximately one year to April 28, 2011. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were decreased to 0 to 25 basis points (from 0 to 50 basis points) for base rate borrowings and to 75 to 175 basis points (from 100 to 200 basis points) for Eurodollar borrowings. As of March 31, 2007, $187.3 million was outstanding on the U.S. Bank Facility, plus $18.8 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2007 was 6.8% and $176.5 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2006 was 6.1% and $102.6 million, respectively.
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
Interest on the amounts borrowed under the mortgage financing referenced above is 6.03% per annum, with a constant monthly debt service payment of $0.6 million. Our subsidiary LTF CMBS I, LLC, as landlord, and LTF Club Operations Company, Inc., another wholly owned subsidiary of ours as tenant, entered into a lease agreement dated January 24, 2007 with respect to the properties. The initial term of the lease ends in February 2022, but the lease term may be extended at the option of LTF Club Operations Company, Inc. for two additional periods of five years each. Our subsidiaries may not transfer any of the properties except as permitted under the loan agreement. We guarantee the obligations of our subsidiary under the lease.
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $99.1 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing.
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2007.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of March 31, 2007 and December 31, 2006, our floating rate indebtedness was approximately $187.3 million and $245.0 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the three months ended March 31, 2007, our interest costs would have increased by approximately $0.4 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2007, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2007.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2007

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan (1)	Plan (1)
January 1 – 31, 2007	2,235	$48.69	2,235	489,265
February 1 – 28, 2007	—	—	—	489,265
March 1 – 31, 2007	—	—	—	489,265
Total	2,235	$48.69	2,235	489,265

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Loan Agreement dated January 24, 2007 among the Borrower, the Company and Lender	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230)

10.2	Lease Agreement dated January 24, 2007 among Borrower and LTF Club Operations Company, Inc.	Incorporated by reference to Item 10.2 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230)

10.3	Guaranty of the Loan Agreement dated January 24, 2007 for the benefit of Lender executed by the Company	Incorporated by reference to Item 10.3 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230)

10.4	Lease Guaranty dated January 24, 2007 for the benefit of Borrower executed by the Company	Incorporated by reference to Item 10.4 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230)

10.5	Form of 2007 Key Executive Incentive Compensation Plan	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230)

10.6	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component	Incorporated by reference to Item 10.2 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2007.

LIFE TIME FITNESS, INC.

By:	/s/ Bahram Akradi

Name: Bahram Akradi
Title: Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson

Name: Michael R. Robinson
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John M. Hugo

Name: John M. Hugo
Title: Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Loan Agreement dated January 24, 2007 among the Borrower, the Company and Lender	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230)

10.2	Lease Agreement dated January 24, 2007 among Borrower and LTF Club Operations Company, Inc.	Incorporated by reference to Item 10.2 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230)

10.3	Guaranty of the Loan Agreement dated January 24, 2007 for the benefit of Lender executed by the Company	Incorporated by reference to Item 10.3 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230)

10.4	Lease Guaranty dated January 24, 2007 for the benefit of Borrower executed by the Company	Incorporated by reference to Item 10.4 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230)

10.5	Form of 2007 Key Executive Incentive Compensation Plan	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230)

10.6	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component	Incorporated by reference to Item 10.2 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically