Form 10-Q
period 2007-06-30
LIFE TIME FITNESS INC
filed 2007-08-01
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of July 23, 2007 was 37,328,307 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,263	$6,880
Accounts receivable, net	3,283	2,320
Inventories	12,649	8,773
Prepaid expenses and other current assets	12,251	9,201
Deferred membership origination costs	14,746	12,575
Income tax receivable	—	97

Total current assets	51,192	39,846
PROPERTY AND EQUIPMENT, net	1,076,132	902,122
RESTRICTED CASH	5,749	4,738
DEFERRED MEMBERSHIP ORIGINATION COSTS	13,496	10,875
OTHER ASSETS	43,427	30,095

TOTAL ASSETS	$1,189,996	$987,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,265	$15,228
Accounts payable	14,143	8,878
Construction accounts payable	52,171	49,285
Accrued expenses	46,348	37,191
Deferred revenue	36,319	29,773

Total current liabilities	159,246	140,355
LONG-TERM DEBT, net of current portion	518,108	374,327
DEFERRED RENT LIABILITY	25,606	25,716
DEFERRED INCOME TAXES	32,213	38,584
DEFERRED REVENUE	17,836	15,917
OTHER LIABILITIES	536	264

Total liabilities	753,545	595,163

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 37,300,484 and 36,817,199 shares issued and outstanding, respectively	747	737
Additional paid-in capital	273,214	259,905
Retained earnings	162,490	131,871

Total shareholders’ equity	436,451	392,513

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,189,996	$987,676

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE:
Membership dues	$106,667	$80,550	$207,195	$156,349
Enrollment fees	6,378	5,561	12,064	10,644
In-center revenue	45,891	33,787	89,788	66,121

Total center revenue	158,936	119,898	309,047	233,114
Other revenue	3,201	2,557	6,191	4,766

Total revenue	162,137	122,455	315,238	237,880
OPERATING EXPENSES:
Center operations	94,035	68,540	183,527	133,633
Advertising and marketing	5,439	4,732	12,808	10,571
General and administrative	10,693	10,861	21,181	19,676
Other operating	3,792	2,646	7,116	5,633
Depreciation and amortization	14,678	12,146	28,365	23,665

Total operating expenses	128,637	98,925	252,997	193,178

Income from operations	33,500	23,530	62,241	44,702
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $111, $80, $155 and $149, respectively	(6,369)	(4,140)	(11,897)	(8,257)
Equity in earnings of affiliate	285	251	601	494

Total other income (expense)	(6,084)	(3,889)	(11,296)	(7,763)

INCOME BEFORE INCOME TAXES	27,416	19,641	50,945	36,939
PROVISION FOR INCOME TAXES	10,931	7,256	20,326	14,121

NET INCOME	$16,485	$12,385	$30,619	$22,818

BASIC EARNINGS PER COMMON SHARE	$0.45	$0.34	$0.83	$0.64

DILUTED EARNINGS PER COMMON SHARE	$0.44	$0.33	$0.82	$0.62

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	36,864	36,143	36,747	35,915

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	37,498	37,033	37,359	36,888

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,619	$22,818

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,365	23,665
Deferred income taxes	2,474	515
Loss on disposal of property and equipment, net	164	120
Amortization of deferred financing costs	405	331
Share-based compensation	3,816	4,926
Excess tax benefit from stock option exercises	(3,838)	(5,228)
Change in investment in unconsolidated subsidiary	(601)	(498)
Changes in operating assets and liabilities	4,692	13,706
Other	81	128

Net cash provided by operating activities	66,177	60,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(200,446)	(110,432)
Proceeds from sale of property and equipment	48	6,566
Proceeds from property insurance settlement	48	—
Increase in other assets	(9,555)	(345)
Decrease (increase) in restricted cash	(1,011)	96

Net cash used in investing activities	(210,916)	(104,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	105,000	1,650
Repayments on long-term borrowings	(6,147)	(12,654)
Proceeds from revolving credit facility, net	40,000	36,800
Increase in deferred financing costs	(1,896)	(651)
Excess tax benefit from stock option exercises	3,838	5,228
Proceeds from exercise of stock options	5,327	8,579

Net cash provided by financing activities	146,122	38,952

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,383	(4,680)
CASH AND CASH EQUIVALENTS — Beginning of period	6,880	4,680

CASH AND CASH EQUIVALENTS — End of period	$8,263	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, including capitalized interest of $3,773 and $1,962, respectively	$15,114	$7,766

Cash payments for income taxes	$16,924	$7,079

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable	$3,671	$2,054

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
2. Share-Based Compensation
We have four share-based compensation plans, the FCA, Ltd. 1996 Stock Option Plan (the 1996 Plan), the Life Time Fitness, Inc. 1998 Stock Option Plan (the 1998 Plan), the Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan) and an Employee Stock Purchase Plan (the ESPP), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of June 30, 2007, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 1,381,025 shares were outstanding, and a total of 389,311 restricted shares, of which 317,648 restricted shares were unvested. We use the term “restricted shares” to define nonvested shares granted to employees, whereas Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123(R)) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
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
Total share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Share-based compensation expense related to stock options	$771	$3,329	$1,701	$4,224
Share-based compensation expense related to restricted shares	1,195	386	2,054	702
Share-based compensation expense related to ESPP	32	—	61	—

Total share-based compensation expense	$1,998	$3,715	$3,816	$4,926

The following table summarizes the stock option transactions for the six months ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
Options	Shares	Price	years)	thousands)
Outstanding on December 31, 2006	1,724,599	$20.15

Granted	2,477	50.85

Exercised	(339,151)	15.71

Canceled	(6,900)	24.46

Outstanding at June 30, 2007	1,381,025	$21.28	7.0	$44,125

Vested or Expected to Vest at June 30, 2007	1,321,904	$21.13	7.0	$42,434

Exercisable at June 30, 2007	731,346	$18.30	6.6	$25,544

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 and 2006, was $20.35 and $18.33, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended June 30, 2007 and 2006 was $12.1 million and $19.8 million, respectively. As of June 30, 2007, there was $6.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.7 years.
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted in the three months ended June 30, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Weighted Average Valuation Assumptions(1)	2007	2006	2007	2006
Risk-free interest rate (2)	—	5.0%	4.7%	5.0%
Expected dividend yield	—	—	—	—
Expected stock price volatility (3)	—	36.0%	36.9%	36.0%
Expected life of stock options (in years) (3)	—	5.0	5.0	5.0

(1)	Forfeitures are estimated based on historical experience and projected employee turnover.

(2)	Based on the five-year Treasury constant maturity interest rate with the term that is consistent with the expected life of our stock options.

(3)	We estimate the expected life and volatility of stock options based on an average of the expected lives and volatilities assumptions reported by a peer group of publicly traded companies.
Net cash proceeds from the exercise of stock options were $5.3 million and $8.6 million for the six months ended June 30, 2007, and 2006, respectively. The actual income tax benefit realized from stock option exercises total $3.8 million and $5.2 million, respectively, for those same periods.

A summary of restricted stock activity follows:

	Restricted	Range of Market
	Shares	Price Per Share
	Outstanding	on Grant Date
Balance — December 31, 2006	210,894	$24.75-50.82
Granted	145,876	49.06-53.70
Canceled	(1,740)	46.51
Vested	(37,382)	26.23-47.40

Balance — June 30, 2007	317,648	$24.75-53.70

During the six months ended June 30, 2007 and 2006, we issued 145,876 and 31,506 shares of restricted stock, respectively, with an aggregate fair value of $7.2 million and $1.5 million, respectively. The fair market value of restricted shares that vested during the six months ended June 30, 2007 was $1.3 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period under the ESPP began July 1, 2007 and ends December 31, 2007. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our Employee Stock Purchase Plan. During the first six months of 2007, we repurchased 2,235 shares for approximately $109. As of June 30, 2007, there were 489,265 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized but unissued shares of our common stock.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$16,485	$12,385	$30,619	$22,818

Weighted average number of common shares outstanding — basic	36,864	36,143	36,747	35,915
Effect of dilutive stock options and restricted stock awards	634	890	612	973

Weighted average number of common shares outstanding — diluted	37,498	37,033	37,359	36,888

Basic earnings per common share	$0.45	$0.34	$0.83	$0.64

Diluted earnings per common share	$0.44	$0.33	$0.82	$0.62

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
Financial data and reconciling information for our reporting segment to the consolidated amounts in the financial statements are as follows (in thousands):

	Centers	All Other	Consolidated
Three months ended June 30, 2007:
Revenue	$158,936	$3,201	$162,137

Net income (loss)	$18,404	$(1,919)	$16,485
Provision (benefit) for income taxes	12,210	(1,279)	10,931
Interest expense, net	4,600	1,769	6,369
Depreciation and amortization	13,108	1,570	14,678

EBITDA	$48,322	$141	$48,463

Total assets	$1,057,223	$132,773	$1,189,996

Three months ended June 30, 2006:
Revenue	$119,898	$2,557	$122,455

Net income (loss)	$13,872	$(1,487)	$12,385
Provision (benefit) for income taxes	8,247	(991)	7,256
Interest expense, net	3,156	984	4,140
Depreciation and amortization	10,643	1,503	12,146

EBITDA	$35,918	$9	$35,927

Total assets	$713,170	$91,343	$804,513

Six months ended June 30, 2007:
Revenue	$309,047	$6,191	$315,238

Net income (loss)	$34,180	$(3,561)	$30,619
Provision (benefit) for income taxes	22,700	(2,374)	20,326
Interest expense, net	8,792	3,105	11,897
Depreciation and amortization	25,120	3,245	28,365

EBITDA	$90,792	$415	$91,207

Total assets	$1,057,223	$132,773	$1,189,996

Six months ended June 30, 2006:
Revenue	$233,114	$4,766	$237,880

Net income (loss)	$25,669	$(2,851)	$22,818
Provision (benefit) for income taxes	16,022	(1,901)	14,121
Interest expense, net	6,533	1,724	8,257
Depreciation and amortization	20,663	3,002	23,665

EBITDA	$68,887	$(26)	$68,861

Total assets	$713,170	$91,343	$804,513

5. Income Taxes
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded; however, certain amounts have been reclassified in the consolidated balance sheet in order to comply with the requirements of the statement.
At January 1, 2007, we provided a liability for $9.4 million for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, $1.1 million would affect our effective tax rate if recognized. The remaining $8.3 million consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items.
As of June 30, 2007, we provided a liability for $10.4 million for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, $1.2 million would affect our effective tax rate if recognized. The remaining $9.2 million consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items.
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes. At January 1, 2007, we recorded a liability of $0.5 million, net of taxes of $0.3 million for interest and penalties. The liability for the payment of interest and penalties did not materially change during the six months ended June 30, 2007.
We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2003 through 2006 remain open to examination. Approximately $1.2 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months, of which $0.1 million may impact our effective tax rate.
6. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Six Months Ended
	June 30,
	2007	2006
Accounts receivable	$(963)	$1,966
Income taxes receivable	3,935	6,531
Inventories	(3,876)	(723)
Prepaids and other current assets	(3,050)	(2,714)
Deferred membership origination costs	(4,792)	(2,440)
Accounts payable	4,499	(262)
Accrued expenses	312	3,987
Deferred revenue	8,465	7,079
Deferred rent	(110)	282
Other liabilities	272	—

	$4,692	$13,706

7. Commitments and Contingencies
Litigation — We are engaged in legal proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.

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
Overview
We operate distinctive and large sports and athletic, professional fitness, family recreation and resort/spa centers. As of July 15, 2007, we operated 65 centers primarily in residential locations across 15 states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the eight new centers we plan to open in 2007, we expect that four will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of seven leased facilities in 2006, is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the facility costs for the seven leased centers, to affect our center operating margins at these new centers and on a consolidated basis. Our operating results generally do not include the center owned by Bloomingdale LIFE TIME Fitness, L.L.C. because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
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

We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 36 months. Second, we generate revenue, which we refer to as in-center revenue, at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, including our media, corporate wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes our two restaurants and rental income on our Highland Park, Minnesota office building.
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership growth and our media, athletic event and nutritional product businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, corporate wellness and athletic events businesses, our two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period and the number of centers engaged in presale activities.
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center, since 2000, has ranged from approximately $18 to $36 million, and can vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium. The average cost for the current model centers opened in 2006 increased to $29.5 million as a result of higher land costs and higher construction costs in states where we are opening centers. We expect the average cost of new centers constructed in 2007 to be approximately $30 million. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
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

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
Center revenue:
Membership dues	65.8%	65.8%	65.7%	65.7%
Enrollment fees	3.9	4.5	3.8	4.5
In-center revenue	28.3	27.6	28.5	27.8

Total center revenue	98.0	97.9	98.0	98.0
Other revenue	2.0	2.1	2.0	2.0

Total revenue	100.0	100.0	100.0	100.0
Operating expenses
Center operations	58.0	56.0	58.2	56.2
Advertising and marketing	3.4	3.8	4.1	4.4
General and administrative	6.6	8.9	6.7	8.3
Other operating	2.3	2.2	2.3	2.4
Depreciation and amortization	9.0	9.9	9.0	9.9

Total operating expenses	79.3	80.8	80.3	81.2
Income from operations	20.7	19.2	19.7	18.8
Other income (expense)
Interest expense, net	(4.0)	(3.4)	(3.8)	(3.5)
Equity in earnings of affiliate	0.2	0.2	0.2	0.2

Total other income (expense)	(3.8)	(3.2)	(3.6)	(3.3)
Income before income taxes	16.9	16.0	16.1	15.5
Provision for income taxes	6.7	5.9	6.4	5.9

Net income	10.2%	10.1%	9.7%	9.6%

Other financial and operating data:
Average center revenue per membership	$338	$318	$672	$632
Average in-center revenue per membership	$98	$90	$195	$179
Centers open at end of period	64	49	64	49
Number of memberships at end of period	489,489	393,011	489,489	393,011
Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
Total revenue. Total revenue increased $39.6 million, or 32.4%, to $162.1 million for the three months ended June 30, 2007, from $122.5 million for the three months ended June 30, 2006.
Total center revenue grew $39.0 million, or 32.6%, to $158.9 million for the three months ended June 30, 2007, from $119.9 million for the three months ended June 30, 2006. Comparable center revenue increased 6.6% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Of the $39.0 million increase in total center revenue,
•	67.1% was from membership dues, which increased $26.1 million, due to increased memberships at new and existing centers, junior membership programs and increased sales of Sports, Advantage and other value-added memberships.

•	28.9% was from in-center revenue, which increased $12.1 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $98 for the three months ended June 30, 2007, from $90 for the three months ended June 30, 2006.

•	4.0% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.8 million for the three months ended June 30, 2007 to $6.4 million. Our number of memberships increased 24.5% to 489,489 at June 30, 2007, from 393,011 at June 30, 2006.
Other revenue increased $0.6 million, or 25.2%, to $3.2 million for the three months ended June 30, 2007, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $94.0 million, or 59.2% of total center revenue (or 58.0% of total revenue), for the three months ended June 30, 2007 compared to $68.5 million, or 57.2% of total center revenue (or 56.0% of total revenue), for the three months ended June 30, 2006. This $25.5 million increase primarily consisted of $13.6 million in additional payroll-related costs to support increased memberships at new centers and an increase of $6.6 million in facility-related costs, including incremental lease expense for the seven leased centers for which we assumed operations in late July 2006, utilities and real estate taxes, and an increase in expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower center operating margins associated with new centers including the leased centers.
Advertising and marketing expenses. Advertising and marketing expenses were $5.4 million, or 3.4% of total revenue, for the three months ended June 30, 2007, compared to $4.7 million, or 3.8% of total revenue, for the three months ended June 30, 2006. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities. As a percent of total revenue, advertising and marketing expenses decreased primarily due to fewer and more efficient marketing campaigns.
General and administrative expenses. General and administrative expenses were $10.7 million, or 6.6% of total revenue, for the three months ended June 30, 2007, compared to $10.9 million, or 8.9% of total revenue, for the three months ended June 30, 2006. These expenses decreased primarily due to lower share-based compensation expense compared to the prior period.
Other operating expenses. Other operating expenses were $3.8 million for the three months ended June 30, 2007, compared to $2.6 million for the three months ended June 30, 2006.
Depreciation and amortization. Depreciation and amortization was $14.7 million for the three months ended June 30, 2007, compared to $12.1 million for the three months ended June 30, 2006. This $2.6 million increase was due primarily to depreciation on our new centers opened in 2006 and early 2007.
Interest expense, net. Interest expense, net of interest income, was $6.4 million for the three months ended June 30, 2007, compared to $4.1 million for the three months ended June 30, 2006. This increase was primarily the result of increased average debt balances and increased interest rates on floating rate debt.
Provision for income taxes. The provision for income taxes was $10.9 million for the three months ended June 30, 2007, compared to $7.3 million for the three months ended June 30, 2006. This $3.6 million increase was due to an increase in income before income taxes of $7.8 million.
Net income. As a result of the factors described above, net income was $16.5 million, or 10.2% of total revenue, for the three months ended June 30, 2007, compared to $12.4 million, or 10.1% of total revenue, for the three months ended June 30, 2006.
Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
Total revenue. Total revenue increased $77.3 million, or 32.5%, to $315.2 million for the six months ended June 30, 2007, from $237.9 million for the six months ended June 30, 2006.
Total center revenue grew $75.9 million, or 32.6%, to $309.0 million for the six months ended June 30, 2007, from $233.1 million for the six months ended June 30, 2006. Comparable center revenue increased 7.0% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Of the $75.9 million increase in total center revenue,
•	67.0% was from membership dues, which increased $50.8 million, due to increased memberships at new and existing centers, junior membership programs and increased sales of Sports, Advantage and other value-added memberships.

•	29.1% was from in-center revenue, which increased $23.7 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $195 for the six months ended June 30, 2007, from $179 for the six months ended June 30, 2006.

•	3.9% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $1.4 million for the six months ended June 30, 2007 to $12.1 million. Our number of memberships increased 24.5% to 489,489 at June 30, 2007, from 393,011 at June 30, 2006.
Other revenue increased $1.4 million, or 29.9%, to $6.2 million for the six months ended June 30, 2007, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $183.5 million, or 59.4% of total center revenue (or 58.2% of total revenue), for the six months ended June 30, 2007 compared to $133.6 million, or 57.3% of total center revenue (or 56.2% of total revenue), for the six months ended June 30, 2006. This $49.9 million increase primarily consisted of $25.7 million in additional payroll-related costs to support increased memberships at new centers and an increase of $13.0 million in facility-related costs, including incremental lease expense for the seven leased centers for which we assumed operations in late July 2006, utilities and real estate taxes, and an increase in expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower center operating margins associated with new centers including the leased centers.
Advertising and marketing expenses. Advertising and marketing expenses were $12.8 million, or 4.1% of total revenue, for the six months ended June 30, 2007, compared to $10.6 million, or 4.4% of total revenue, for the six months ended June 30, 2006. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $21.2 million, or 6.7% of total revenue, for the six months ended June 30, 2007, compared to $19.7 million, or 8.3% of total revenue, for the six months ended June 30, 2006. This $1.5 million increase was primarily due to increased costs to support the growth in our membership and center base in 2007. As a percent of total revenue, general and administrative expense decreased primarily due to lower share-based compensation expense in the first six months of 2007 compared to the same period in 2006.
Other operating expenses. Other operating expenses were $7.1 million for the six months ended June 30, 2007, compared to $5.6 million for the six months ended June 30, 2006.
Depreciation and amortization. Depreciation and amortization was $28.4 million for the six months ended June 30, 2007, compared to $23.7 million for the six months ended June 30, 2006. This $4.7 million increase was due primarily to depreciation on our new centers opened in 2006 and early 2007.
Interest expense, net. Interest expense, net of interest income, was $11.9 million for the six months ended June 30, 2007, compared to $8.3 million for the six months ended June 30, 2006. This increase was primarily the result of increased average debt balances and increased interest rates on floating rate debt.
Provision for income taxes. The provision for income taxes was $20.3 million for the six months ended June 30, 2007, compared to $14.1 million for the six months ended June 30, 2006. This $6.2 million increase was due to an increase in income before income taxes of $14.0 million.
Net income. As a result of the factors described above, net income was $30.6 million, or 9.7% of total revenue, for the six months ended June 30, 2007, compared to $22.8 million, or 9.6% of total revenue, for the six months ended June 30, 2006.
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
Operating Activities
As of June 30, 2007, we had total cash and cash equivalents of $8.3 million and $5.7 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $96.2 million available under the existing terms of our revolving credit facility as of June 30, 2007.
Net cash provided by operating activities was $66.2 million for the six months ended June 30, 2007, compared to $60.5 million for the six months ended June 30, 2006.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through June 30, 2007, has ranged from approximately $18 to $36 million, which includes the land, the building and approximately $3 million of exercise equipment, furniture and fixtures. We expect the average cost of new centers constructed in 2007 to be approximately $30 million.
Net cash used in investing activities was $210.9 million for the six months ended June 30, 2007, compared to $104.1 million for the six months ended June 30, 2006. The increase of $106.8 million was primarily due to capital expenditures for the construction of new centers, purchase of land for future centers and updates to our existing centers.
The following schedule reflects capital expenditures by type of expenditure:

	For the Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Capital expenditures for new center land, building and construction	$173,135	$91,588
Capital expenditures for updating existing centers and corporate infrastructure	27,311	18,844

Total capital expenditures	$200,446	$110,432

At July 15, 2007, we had purchased the real property for the eight new centers that we plan to open in 2007, five of which had already opened. In addition, we had purchased the real property for six of the ten current model centers we plan to open in 2008, and we had entered into agreements to purchase real property for the development of three current model centers that we plan to open in 2008.
We expect our capital expenditures to be approximately $160 to $180 million in the remaining six months of 2007, of which we expect approximately $25 to $35 million to be one-time in nature for the remodel of the seven centers leased in July 2006 and the completion of a new office building we plan to move into in the fourth quarter of 2007. In addition, we expect to incur approximately $122 to $127 million for new center construction and approximately $13 to $18 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures with cash from operations, our revolving line of credit and additional mortgage financing.

Financing Activities
Net cash provided by financing activities was $146.1 million for the six months ended June 30, 2007, compared to $39.0 million for the six months ended June 30, 2006. The change of $107.1 million was primarily due to a new $105.0 million mortgage financing.
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On May 31, 2007, we entered into a Second Amended and Restated Credit Agreement effective May 31, 2007 to amend and restate our U.S. Bank Facility. The material changes to the U.S. Bank Facility increase the amount of the facility from $300.0 million to $400.0 million, which may be increased by an additional $25.0 million upon the exercise of an accordion feature, and extend the term of the facility to May 31, 2012. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were reduced to zero at all times (from zero to 25 basis points) for base rate borrowings and decreased to 62.5 to 150 basis points (from 75 to 175 basis points) for Eurodollar borrowings. As of June 30, 2007, $285.0 million was outstanding on the U.S. Bank Facility, plus $18.8 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2007 was 6.7% and $194.2 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2006 was 6.2% and $108.6 million, respectively.
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
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of June 30, 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of June 30, 2007 and December 31, 2006, our floating rate indebtedness was approximately $285.0 million and $245.0 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the six months ended June 30, 2007, our interest costs would have increased by approximately $1.0 million. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2007, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at June 30, 2007.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Second Quarter 2007

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan (1)	Plan (1)
April 1 - 30, 2007	—	—	—	489,265
May 1 - 31, 2007	—	—	—	489,265
June 1 - 30, 2007	—	—	—	489,265
Total	—	—	—	489,265

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held on April 26, 2007, the shareholders voted on the following:
1. Proposal to elect a board of seven directors, to serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The following directors were elected based on the votes listed below:

Nominee	For	Withheld
Bahram Akradi	33,826,174	386,339
Giles H. Bateman	34,159,342	53,171
James F. Halpin	34,159,677	52,836
Guy C. Jackson	33,457,419	755,094
John B. Richards	34,137,822	74,691
Stephen R. Sefton	33,826,417	386,096
Joseph H. Vassalluzzo	34,142,784	69,729
2. Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The proposal passed on a vote of 34,068,858 in favor, 131,704 against, 11,951 abstentions and no broker non-votes.
As of the close of business on the record date for the meeting, which was February 26, 2007, there were 36,839,977 shares of common stock outstanding and entitled to vote at the meeting. Each share of common stock was entitled to one vote per share.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2007.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors, President
and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically