Form 10-Q
period 2007-09-30
LIFE TIME FITNESS INC
filed 2007-11-02
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-32230

Life Time Fitness, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization) 6442 City West Parkway Eden Prairie, Minnesota (Address of principal executive offices)	41-1689746 (I.R.S. Employer Identification No.) 55344 (Zip Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 22, 2007 was 39,101,205 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$773	$6,880
Accounts receivable, net	3,561	2,320
Inventories	12,737	8,773
Prepaid expenses and other current assets	11,820	9,201
Deferred membership origination costs	15,427	12,575
Income tax receivable	2,755	97

Total current assets	47,073	39,846
PROPERTY AND EQUIPMENT, net	1,162,502	902,122
RESTRICTED CASH	6,991	4,738
DEFERRED MEMBERSHIP ORIGINATION COSTS	13,686	10,875
OTHER ASSETS	44,026	30,095

TOTAL ASSETS	$1,274,278	$987,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9,641	$15,228
Accounts payable	15,503	8,878
Construction accounts payable	51,350	49,285
Accrued expenses	43,460	37,191
Deferred revenue	34,772	29,773

Total current liabilities	154,726	140,355
LONG-TERM DEBT, net of current portion	478,776	374,327
DEFERRED RENT LIABILITY	25,551	25,716
DEFERRED INCOME TAXES	34,020	38,584
DEFERRED REVENUE	17,513	15,917
OTHER LIABILITIES	11,394	264

Total liabilities	721,980	595,163

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 39,090,794 and 36,817,199 shares issued and outstanding, respectively	783	737
Additional paid-in capital	370,675	259,905
Retained earnings	180,840	131,871

Total shareholders’ equity	552,298	392,513

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,274,278	$987,676

See notes to unaudited condensed consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE:
Membership dues	$111,744	$88,774	$318,939	$245,123
Enrollment fees	6,501	6,073	18,565	16,717
In-center revenue	47,517	36,319	137,305	102,440

Total center revenue	165,762	131,166	474,809	364,280
Other revenue	3,688	3,575	9,879	8,341

Total revenue	169,450	134,741	484,688	372,621

OPERATING EXPENSES:
Center operations	97,626	77,711	281,153	211,344
Advertising and marketing	5,359	4,933	18,167	15,504
General and administrative	9,750	8,729	30,931	28,405
Other operating	4,255	3,858	11,371	9,491
Depreciation and amortization	14,917	11,716	43,282	35,381

Total operating expenses	131,907	106,947	384,904	300,125

Income from operations	37,543	27,794	99,784	72,496

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $169, $49, $324 and $198, respectively	(7,135)	(4,204)	(19,032)	(12,461)
Equity in earnings of affiliate	316	188	917	682

Total other income (expense)	(6,819)	(4,016)	(18,115)	(11,779)

INCOME BEFORE INCOME TAXES	30,724	23,778	81,669	60,717
PROVISION FOR INCOME TAXES	12,374	10,139	32,700	24,260

NET INCOME	$18,350	$13,639	$48,969	$36,457

BASIC EARNINGS PER COMMON SHARE	$0.49	$0.38	$1.32	$1.01

DILUTED EARNINGS PER COMMON SHARE	$0.48	$0.37	$1.30	$0.99

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	37,630	36,172	37,061	36,006

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	38,309	37,060	37,651	36,976

See notes to unaudited condensed consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,969	$36,457

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,282	35,381
Deferred income taxes	4,856	3,549
Loss on disposal of property and equipment, net	281	562
Amortization of deferred financing costs	628	517
Share-based compensation	5,671	6,169
Excess tax benefit from stock option exercises	(4,501)	(5,406)
Changes in operating assets and liabilities	8,953	25,653
Other	(795)	127

Net cash provided by operating activities	107,344	103,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(310,478)	(172,598)
Proceeds from sale of property and equipment	4,664	6,571
Proceeds from property insurance settlement	48	464
Increase in other assets	(6,568)	(8,663)
Increase in restricted cash	(2,253)	(1,264)

Net cash used in investing activities	(314,587)	(175,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	105,000	1,650
Repayments on long-term borrowings	(9,279)	(15,938)
Proceeds from revolving credit facility, net	2,800	75,000
Increase in deferred financing costs	(2,008)	(672)
Proceeds from common stock offering, net of underwriting discount and offering costs	92,510	—
Excess tax benefit from stock option exercises	4,501	5,406
Proceeds from exercise of stock options	7,612	8,925

Net cash provided by financing activities	201,136	74,371

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,107)	1,890
CASH AND CASH EQUIVALENTS – Beginning of period	6,880	4,680

CASH AND CASH EQUIVALENTS – End of period	$773	$6,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, including capitalized interest of $5,792 and $3,575, respectively	$23,637	$14,743

Cash payments for income taxes	$24,982	$13,489

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable	$2,548	$10,198

See notes to unaudited condensed consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the consolidated financial position, results of operations and cash flows for the periods have been included.
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2006.
2. Share-Based Compensation
We have four share-based compensation plans, the FCA, Ltd. 1996 Stock Option Plan (the 1996 Plan), the Life Time Fitness, Inc. 1998 Stock Option Plan (the 1998 Plan), the Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan) and an Employee Stock Purchase Plan (the ESPP), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of September 30, 2007, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 1,249,837 shares were outstanding, and a total of 390,611 restricted shares were outstanding, of which 291,368 restricted shares were unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123(R)) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
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
Total share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Share-based compensation expense related to stock options	$705	$821	$2,406	$5,045
Share-based compensation expense related to restricted shares	1,120	423	3,174	1,124
Share-based compensation expense related to ESPP	30	—	91	—

Total share-based compensation expense	$1,855	$1,244	$5,671	$6,169

The following table summarizes the stock option transactions for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
Options	Shares	Price	years)	thousands)
Outstanding at December 31, 2006	1,724,599	$20.15
Granted	2,477	50.85
Exercised	(454,439)	16.75
Canceled	(22,800)	25.21

Outstanding at September 30, 2007	1,249,837	$21.36	6.8	$49,971

Vested or Expected to Vest at September 30, 2007	1,195,809	$21.18	6.7	$48,021

Exercisable at September 30, 2007	668,889	$17.98	6.3	$29,004

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2007 and 2006, was $20.35 and $18.39, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended September 30, 2007 and 2006 was $16.2 million and $20.5 million, respectively. As of September 30, 2007, there was $5.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.5 years.
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model, using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Weighted Average Valuation Assumptions (1)	2007	2006	2007	2006
Risk-free interest rate (2)	—	4.7%	4.7%	4.9%
Expected dividend yield	—	—	—	—
Expected stock price volatility (3)	—	36.0%	36.9%	36.0%
Expected life of stock options (in years) (3)	—	5.0	5.0	5.0

(1)	Forfeitures are estimated based on historical experience and projected employee turnover.

(2)	Based on the five-year Treasury constant maturity interest rate with the term that is consistent with the expected life of our stock options.

(3)	We estimate the expected life and volatility of stock options based on an average of the expected lives and volatilities assumptions reported by a peer group of publicly traded companies.

(4)	No options were granted in the three months ended September 30, 2007.
Net cash proceeds from the exercise of stock options were $7.6 million and $8.9 million for the nine months ended September 30, 2007, and 2006, respectively. The excess income tax benefit realized from stock option exercises total $4.5 million and $5.4 million, respectively, for those same periods.
A summary of restricted stock activity follows:

	Restricted Shares	Range of Market Price
	Outstanding	per Share on Grant Date
Balance at December 31, 2006	210,894	$24.75-50.82
Granted	147,176	49.06-53.95
Canceled	(3,020)	46.51-49.06
Vested	(63,682)	24.75-50.82

Balance at September 30, 2007	291,368	$24.75-53.95

During the nine months ended September 30, 2007 and 2006, we issued 147,176 and 37,206 shares of restricted stock, respectively, with an aggregate fair value of $7.2 million and $1.7 million, respectively. The fair market value of restricted shares that vested during the nine months ended September 30, 2007 was $2.7 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
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
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first nine months of 2007, we repurchased 12,635 shares for approximately $0.7 million. As of September 30, 2007, there were 478,865 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized but unissued shares of our common stock.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$18,350	$13,639	$48,969	$36,457

Weighted average number of common shares outstanding – basic	37,630	36,172	37,061	36,006
Effect of dilutive stock options and restricted stock awards	679	888	590	970

Weighted average number of common shares outstanding – diluted	38,309	37,060	37,651	36,976

Basic earnings per common share	$0.49	$0.38	$1.32	$1.01

Diluted earnings per common share	$0.48	$0.37	$1.30	$0.99

4. Common Stock Offering
On August 29, 2007, we closed on the public offering, issuance and sale of 1,500,000 shares of our common stock, and on September 7, 2007, we closed on the issuance and sale of 175,000 shares of our common stock pursuant to exercise of the underwriters’ over-allotment option. The shares were sold to the public at $55.40 per share, and the resulting proceeds totaled $92.5 million, net of underwriting discounts and commissions and offering expenses of $0.3 million. We used the net proceeds to repay a portion of the amounts outstanding under our revolving credit facility.

5. Operating Segments
Our operations are conducted mainly through our sports and athletic, professional fitness, family recreation and resort/spa centers. We have aggregated the activities of our centers into one reportable segment as none of the centers meet the quantitative thresholds for separate disclosure under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and each of the centers has similar expected economic characteristics, service and product offerings and customers. Our chief operating decision maker uses EBITDA as the primary measure of segment performance. For purposes of segment financial reporting and discussion of results of operations, “Centers” represent the revenue and associated costs (including general and administrative expenses) from membership dues and enrollment fees, all in-center activities including personal training, spa, cafe and other activities offered to members and non-member participants and rental income generated at the centers. Included in the “All Other” category in the table below is operating information related to nutritional products, media, athletic events, and two restaurants, and expenses, including interest expense, and corporate assets (including depreciation and amortization) not directly attributable to centers. The accounting policies of the “Centers” and operations classified as “All Other” are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC.
Financial data and reconciling information for our reporting segment to the consolidated amounts in the financial statements are as follows (in thousands):

	Centers	All Other	Consolidated
Three months ended September 30, 2007:
Revenue	$165,762	$3,688	$169,450

Net income (loss)	$20,877	$(2,527)	$18,350
Provision (benefit) for income taxes	14,059	(1,685)	12,374
Interest expense, net	4,590	2,545	7,135
Depreciation and amortization	13,327	1,590	14,917

EBITDA	$52,853	$(77)	$52,776

Total assets	$1,136,862	$137,416	$1,274,278

Three months ended September 30, 2006:
Revenue	$131,166	$3,575	$134,741

Net income (loss)	$15,302	$(1,663)	$13,639
Provision (benefit) for income taxes	11,248	(1,109)	10,139
Interest expense, net	3,126	1,078	4,204
Depreciation and amortization	10,250	1,466	11,716

EBITDA	$39,926	$(228)	$39,698

Total assets	$779,345	$116,526	$895,871

Nine months ended September 30, 2007:
Revenue	$474,809	$9,879	$484,688

Net income (loss)	$55,057	$(6,088)	$48,969
Provision (benefit) for income taxes	36,759	(4,059)	32,700
Interest expense, net	13,382	5,650	19,032
Depreciation and amortization	38,447	4,835	43,282

EBITDA	$143,645	$338	$143,983

Total assets	$1,136,862	$137,416	$1,274,278

Nine months ended September 30, 2006:
Revenue	$364,280	$8,341	$372,621

Net income (loss)	$40,971	$(4,514)	$36,457
Provision (benefit) for income taxes	27,270	(3,010)	24,260
Interest expense, net	9,659	2,802	12,461
Depreciation and amortization	30,913	4,468	35,381

EBITDA	$108,813	$(254)	$108,559

Total assets	$779,345	$116,526	$895,871

6. Income Taxes
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded; however, certain amounts have been presented in the consolidated balance sheet in conformance with the requirements of the statement.
At January 1 and September 30, 2007, we provided a liability for $9.4 million and $10.7 million, respectively, included in other liabilities on the consolidated balance sheet, for unrecognized tax benefits related to various federal and state income tax matters. Of these amounts, $1.1 million and $1.3 million, respectively, would affect our effective tax rate if recognized.
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes. At January 1, 2007, we recorded a liability of $0.8 million for interest and penalties. The liability for the payment of interest and penalties did not materially change during the nine months ended September 30, 2007.
We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2004 through 2006 remain open to examination. Approximately $9.1 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months, of which $0.5 million may impact our effective tax rate.
7. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Nine Months Ended
	September 30,
	2007	2006
Accounts receivable	$(1,241)	$2,330
Income taxes receivable	1,843	7,255
Inventories	(3,964)	(1,275)
Prepaids and other current assets	(2,619)	(2,357)
Deferred membership origination costs	(5,663)	(3,005)
Accounts payable	6,189	1,415
Accrued expenses	7,539	11,063
Deferred revenue	6,595	7,640
Deferred rent	(165)	2,587
Other liabilities	439	—

	$8,953	$25,653

8. Commitments and Contingencies
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

9. Subsequent Event
On October 10, 2007, we entered into a three-year floating rate interest to fixed rate interest rate swap hedge, with our LIBOR-indexed variable rate revolving credit facility hedged with a 4.825% fixed interest rate, plus the applicable spread, on a notional amount of $125.0 million. The transaction will be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, which requires all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied.
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
Overview
We operate distinctive and large sports and athletic, professional fitness, family recreation and resort/spa centers. As of October 15, 2007, we operated 68 centers primarily in residential locations across 15 states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the eight new centers and two acquisitions we plan to open or take over operations in 2007, we expect that seven will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of acquired facilities, including seven leased facilities in 2006, is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the facility costs for the seven leased centers, to affect our center operating margins at these new centers and on a consolidated basis. Our operating results generally do not include the center owned by Bloomingdale LIFE TIME Fitness, L.L.C. because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

We measure performance using such key operating statistics as average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include growth of center membership levels and growth of system-wide memberships, percentage of center memberships to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates.
We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 36 months. Second, we generate revenue, which we refer to as in-center revenue, at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, including our media, corporate wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes our two restaurants and rental income on one office building.
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

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Center revenue:
Membership dues	66.0%	65.9%	65.8%	65.8%
Enrollment fees	3.8	4.5	3.8	4.5
In-center revenue	28.0	27.0	28.4	27.5

Total center revenue	97.8	97.4	98.0	97.8
Other revenue	2.2	2.6	2.0	2.2

Total revenue	100.0	100.0	100.0	100.0

Operating expenses
Center operations	57.6	57.7	58.0	56.7
Advertising and marketing	3.2	3.6	3.8	4.2
General and administrative	5.8	6.5	6.4	7.5
Other operating	2.5	2.9	2.3	2.6
Depreciation and amortization	8.8	8.7	8.9	9.5

Total operating expenses	77.9	79.4	79.4	80.5

Income from operations	22.1	20.6	20.6	19.5

Other income (expense)
Interest expense, net	(4.2)	(3.1)	(3.9)	(3.3)
Equity in earnings of affiliate	0.2	0.1	0.2	0.1

Total other income (expense)	(4.0)	(3.0)	(3.7)	(3.2)

Income before income taxes	18.1	17.6	16.9	16.3
Provision for income taxes	7.3	7.5	6.8	6.5

Net income	10.8%	10.1%	10.1%	9.8%

Other financial and operating data:
Average center revenue per membership	$345	$328	$1,016	$958
Average in-center revenue per membership	$99	$91	$294	$269
Centers open at end of period	67	56	67	56
Number of memberships at end of period	492,410	427,765	492,410	427,765
Three months ended September 30, 2007, Compared to Three months ended September 30, 2006
Total revenue. Total revenue increased $34.8 million, or 25.8%, to $169.5 million for the three months ended September 30, 2007, from $134.7 million for the three months ended September 30, 2006.
Total center revenue grew $34.6 million, or 26.4%, to $165.8 million for the three months ended September 30, 2007, from $131.2 million for the three months ended September 30, 2006. Comparable center revenue increased 5.1% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Of the $34.6 million increase in total center revenue,
•	66.4% was from membership dues, which increased $23.0 million, due to increased memberships at new centers, junior membership programs and increased sales of Sports, Advantage and other value-added memberships.

•	32.4% was from in-center revenue, which increased $11.2 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $99 for the three months ended September 30, 2007, from $91 for the three months ended September 30, 2006.

•	1.2% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.4 million for the three months ended September 30, 2007 to $6.5 million. Our number of memberships increased 15.1% to 492,410 at September 30, 2007, from 427,765 at September 30, 2006.
Other revenue increased $0.1 million, or 3.2%, to $3.7 million for the three months ended September 30, 2007, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $97.6 million, or 58.9% of total center revenue (or 57.6% of total revenue), for the three months ended September 30, 2007 compared to $77.7 million, or 59.2% of total center revenue (or 57.7% of total revenue), for the three months ended September 30, 2006. This $19.9 million increase primarily consisted of $11.4 million in additional payroll-related costs to support increased memberships at new centers and an increase of $4.6 million in facility-related costs, including incremental lease expense for the seven leased centers for which we assumed operations in late July 2006, utilities and real estate taxes, and an increase in expenses to support in-center products and services. As a percent of total revenue, center operations expense declined slightly due to dues revenue growth and productivity improvements that more than offset lower center operating margins associated with new centers including the leased centers.
Advertising and marketing expenses. Advertising and marketing expenses were $5.4 million, or 3.2% of total revenue, for the three months ended September 30, 2007, compared to $4.9 million, or 3.6% of total revenue, for the three months ended September 30, 2006. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities. As a percent of total revenue, advertising and marketing expenses decreased primarily due to fewer and more efficient marketing campaigns.
General and administrative expenses. General and administrative expenses were $9.8 million, or 5.8% of total revenue, for the three months ended September 30, 2007, compared to $8.7 million, or 6.5% of total revenue, for the three months ended September 30, 2006. These expenses increased primarily due to increased costs to support the growth in our membership and center base. As a percent of total revenue, general and administrative expense decreased primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $4.3 million for the three months ended September 30, 2007, compared to $3.9 million for the three months ended September 30, 2006.
Depreciation and amortization. Depreciation and amortization was $14.9 million for the three months ended September 30, 2007, compared to $11.7 million for the three months ended September 30, 2006. This $3.2 million increase was due primarily to depreciation on our new centers opened in 2006 and the first nine months of 2007.
Interest expense, net. Interest expense, net of interest income, was $7.1 million for the three months ended September 30, 2007, compared to $4.2 million for the three months ended September 30, 2006. This increase was primarily the result of increased average debt balances and increased interest rates on floating rate debt.
Provision for income taxes. The provision for income taxes was $12.4 million for the three months ended September 30, 2007, compared to $10.1 million for the three months ended September 30, 2006. This $2.3 million increase was due to an increase in income before income taxes of $6.9 million.
Net income. As a result of the factors described above, net income was $18.4 million, or 10.8% of total revenue, for the three months ended September 30, 2007, compared to $13.6 million, or 10.1% of total revenue, for the three months ended September 30, 2006.
Nine months ended September 30, 2007, Compared to Nine months ended September 30, 2006
Total revenue. Total revenue increased $112.1 million, or 30.1%, to $484.7 million for the nine months ended September 30, 2007, from $372.6 million for the nine months ended September 30, 2006.
Total center revenue grew $110.5 million, or 30.3%, to $474.8 million for the nine months ended September 30, 2007, from $364.3 million for the nine months ended September 30, 2006. Comparable center revenue increased 6.3% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Of the $110.5 million increase in total center revenue,

•	66.8% was from membership dues, which increased $73.8 million, due to increased memberships at new centers, junior membership programs and increased sales of Sports, Advantage and other value-added memberships.

•	31.5% was from in-center revenue, which increased $34.9 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased to $294 for the nine months ended September 30, 2007, from $269 for the nine months ended September 30, 2006.

•	1.7% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $1.8 million for the nine months ended September 30, 2007 to $18.6 million. Our number of memberships increased 15.1% to 492,410 at September 30, 2007, from 427,765 at September 30, 2006.
Other revenue increased $1.5 million, or 18.4%, to $9.9 million for the nine months ended September 30, 2007, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $281.2 million, or 59.2% of total center revenue (or 58.0% of total revenue), for the nine months ended September 30, 2007 compared to $211.3 million, or 58.0% of total center revenue (or 56.7% of total revenue), for the nine months ended September 30, 2006. This $69.8 million increase primarily consisted of $37.0 million in additional payroll-related costs to support increased memberships at new centers and an increase of $17.5 million in facility-related costs, including incremental lease expense for the seven leased centers for which we assumed operations in late July 2006, utilities and real estate taxes, and an increase in expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased primarily due to the lower center operating margins associated with new centers including the leased centers.
Advertising and marketing expenses. Advertising and marketing expenses were $18.2 million, or 3.8% of total revenue, for the nine months ended September 30, 2007, compared to $15.5 million, or 4.2% of total revenue, for the nine months ended September 30, 2006. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $30.9 million, or 6.4% of total revenue, for the nine months ended September 30, 2007, compared to $28.4 million, or 7.5% of total revenue, for the nine months ended September 30, 2006. This $2.5 million increase was primarily due to increased costs to support the growth in our membership and center base in 2007. As a percent of total revenue, general and administrative expense decreased primarily due to lower share-based compensation expense from the market-based options in the first nine months of 2007 compared to the same period in 2006, as well as productivity improvements.
Other operating expenses. Other operating expenses were $11.4 million for the nine months ended September 30, 2007, compared to $9.5 million for the nine months ended September 30, 2006.
Depreciation and amortization. Depreciation and amortization was $43.3 million for the nine months ended September 30, 2007, compared to $35.4 million for the nine months ended September 30, 2006. This $7.9 million increase was due primarily to depreciation on our new centers opened in 2006 and the first nine months of 2007.
Interest expense, net. Interest expense, net of interest income, was $19.0 million for the nine months ended September 30, 2007, compared to $12.5 million for the nine months ended September 30, 2006. This increase was primarily the result of increased average debt balances and increased interest rates on floating rate debt.
Provision for income taxes. The provision for income taxes was $32.7 million for the nine months ended September 30, 2007, compared to $24.3 million for the nine months ended September 30, 2006. This $8.4 million increase was due to an increase in income before income taxes of $21.0 million.
Net income. As a result of the factors described above, net income was $49.0 million, or 10.1% of total revenue, for the nine months ended September 30, 2007, compared to $36.5 million, or 9.8% of total revenue, for the nine months ended September 30, 2006.

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
Operating Activities
As of September 30, 2007, we had total cash and cash equivalents of $0.8 million and $7.0 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $133.4 million available under the existing terms of our revolving credit facility as of September 30, 2007.
Net cash provided by operating activities was $107.3 million for the nine months ended September 30, 2007, compared to $103.0 million for the nine months ended September 30, 2006.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through September 30, 2007, has ranged from approximately $18 to $36 million, which includes the land, the building and approximately $3 million of exercise equipment, furniture and fixtures. We expect the average cost of new centers constructed in 2007 to be approximately $30 million.
Net cash used in investing activities was $314.6 million for the nine months ended September 30, 2007, compared to $175.5 million for the nine months ended September 30, 2006. The increase of $139.1 million was primarily due to capital expenditures for the construction of new centers, purchase of land for future centers and updates to our existing centers.
The following schedule reflects capital expenditures by type of expenditure (in thousands):

	For the Nine Months Ended
	September 30,
	2007	2006
Capital expenditures for new center land, building and construction	$245,981	$148,667
Capital expenditures for updating existing centers, center acquisitions and corporate infrastructure	64,497	23,931

Total capital expenditures	$310,478	$172,598

At October 15, 2007, we had purchased the real property for the eight new centers that we plan to open in 2007, six of which had already opened, as well as the relevant assets for two acquired centers. In addition, we had purchased the real property for seven of the ten large format centers we plan to open in 2008, and we had entered into an agreement to purchase real property or lease property for the development of three large format centers that we plan to open in 2008.
We expect our capital expenditures to be approximately $80 to $90 million in the remaining three months of 2007, of which we expect approximately $10 to $15 million for the updating of existing centers and corporate infrastructure as well as the remodel of the seven centers leased in July 2006 and the completion of a new office building, which we plan to move into during the fourth quarter of 2007. In addition, we expect to incur approximately $70 to $75 million for new center construction. We plan to fund these capital expenditures with cash from operations and our revolving line of credit.

Financing Activities
Net cash provided by financing activities was $201.1 million for the nine months ended September 30, 2007, compared to $74.4 million for the nine months ended September 30, 2006. The change of $126.7 million was primarily due to a new $105.0 million mortgage financing and $92.5 million in common stock offering proceeds, partially offset by repayments on our revolving credit facility.
On August 24, 2007, we entered into an underwriting agreement with Credit Suisse Securities (USA) LLC (the “Underwriter”), relating to the public offering, issuance and sale of 1,500,000 shares of our common stock which closed on August 29, 2007, plus up to an additional 175,000 shares for the underwriter’s over-allotment option (the “Offering”), which was exercised on September 3, 2007 and closed on September 7, 2007. The public offering price of shares sold in the Offering was $55.40 per share.
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On May 31, 2007, we entered into a Second Amended and Restated Credit Agreement effective May 31, 2007 to amend and restate our U.S. Bank Facility. The material changes to the U.S. Bank Facility increase the amount of the facility from $300.0 million to $400.0 million, which may be increased by an additional $25.0 million upon the exercise of an accordion feature, and extend the term of the facility by a little over one year to May 31, 2012. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were reduced to zero at all times (from zero to 25 basis points) for base rate borrowings and decreased to 62.5 to 150 basis points (from 75 to 175 basis points) for Eurodollar borrowings. As of September 30, 2007, $247.8 million was outstanding on the U.S. Bank Facility, plus $18.8 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2007 was 6.8% and $217.6 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2006 was 6.5% and $121.5 million, respectively.
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
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of September 30, 2007.
The total liability for uncertain tax positions under FIN 48 at September 30, 2007 was approximately $10.7 million (refer to Note 6). We do not expect a significant payment related to unrecognized tax benefits within the next twelve months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of September 30, 2007 and December 31, 2006, our floating rate indebtedness was approximately $247.8 million and $245.0 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the nine months ended September 30, 2007, our interest costs would have increased by approximately $1.6 million. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2007, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2007.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Third Quarter 2007

			Total Number	Maximum
			Of Shares	Number of
	Total		Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan (1)	the Plan (1)
July 1 – 31, 2007	10,400	$53.37	10,400	478,865
August 1 – 31, 2007	—	—	—	478,865
September 1 – 30, 2007	—	—	—	478,865

Total	10,400	$53.37	10,400	478,865

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Underwriting Agreement dated August 24, 2007, among the Registrant and Credit Suisse Securities (USA) LLC	Incorporated by reference to Item 1.01 to the Registrant’s Form 8-K dated August 24, 2007 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2007.

LIFE TIME FITNESS, INC.
By:
/s/ Bahram Akradi

Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:
/s/ Michael R. Robinson

Name: Michael R. Robinson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:
/s/ John M. Hugo

Name: John M. Hugo
Title: Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Underwriting Agreement dated August 24, 2007, among the Registrant and Credit Suisse Securities (USA) LLC	Incorporated by reference to Item 1.01 to the Registrant’s Form 8-K dated August 24, 2007 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically