Form 10-K
period 2007-12-31
LIFE TIME FITNESS INC
filed 2008-02-29
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-32230
Life Time Fitness, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1689746
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2902 Corporate Place	55317
Chanhassen, Minnesota	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: 952-947-0000
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.02 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐            Smaller reporting company ☐
(do not check if smaller
reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,699,600,897, based on the closing sale price for the registrant’s common stock on that date.
     The number of shares outstanding of the Registrant’s common stock as of February 18, 2008 was 39,155,468 common shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held April 24, 2008 are incorporated by reference in Part III.
FORWARD-LOOKING STATEMENTS
The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 14 — 18 of this Annual Report on Form 10-K that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements. We are not obligated to update these forward-looking statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I
Item 1. Business.
Company Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and resort and spa centers under the LIFE TIME FITNESS® brand. We design, develop and operate our own centers and we focus on providing our members and customers with products and services at a high quality and compelling value in the areas of education, exercise and nutrition.
As of February 29, 2008, we operated 71 centers and one satellite center primarily in residential locations across 16 states. Most Life Time Fitness centers offer 24-hour access to an expansive selection of premium amenities and services, including more than 400 pieces of state-of-the-art cardio, resistance and free-weight training equipment. These amenities include multiple group fitness studios with free classes, a team of certified personal trainers and programming, educational seminars and fitness assessments, a wide selection of adult and youth programs and activities, athletic events, rock climbing walls, multiple basketball courts, squash and/or racquetball courts, Pilates and yoga studios, dry saunas, complimentary towel and locker service, large indoor and outdoor aquatics centers with multiple, two-story waterslides, two large zero-depth recreation pools, a lap pool and children’s interactive play area, two whirlpools, an outdoor bistro, a large child center featuring a play maze, computer center, separate infant playroom, and numerous children’s activities, a separate family locker room, LifeSpa, which delivers a full range of hair, nail and skin care services, and therapeutic massage, and LifeCafe, which offers the best in nutritional food and beverage services.
We believe our centers provide a desirable and unique experience for our members, resulting in a high number of memberships per center, which we closely manage to optimize the member experience. Since 1992, we have refined our center size and design with the opening of each new center. Of our 71 centers, we consider 62 to be of our large format design. Among these 62 centers, we consider 39 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes remain consistent across all of our centers. Our current model centers generally target 8,500 to 11,500 memberships by offering, on average, 110,000 square feet of multi-use, sports and athletic, professional fitness, family recreation and resort and spa amenities, programs and services. The first of the 39 current model centers opened in 2000.
Our principal executive offices are located at 2902 Corporate Place, Chanhassen, Minnesota 55317, and our telephone number is (952) 947-0000. Our Web site is located at www.lifetimefitness.com. The information contained on our Web site is not a part of this annual report.
Our Competitive Strengths
We offer comprehensive and convenient programs and services.
Our large format centers offer a vast array of high quality programs and services in a resort-like setting. Unlike traditional health clubs, these centers typically offer large indoor and outdoor family recreation pools, climbing walls and basketball and racquet/squash courts, in addition to approximately 400 pieces of cardiovascular, free weight and resistance training equipment and an extensive offering of health and fitness classes. Our national team of member-focused employees, each trained through our specifically designed program of classes, is committed to providing an environment that is clean, educational and entertaining, friendly and inviting, and functional and innovative. Our large format centers generally include luxurious reception areas and locker rooms, child center facilities with spacious play areas, spas offering massage and beauty services and cafes with healthy product offerings throughout the day.

We offer a value proposition that encourages membership loyalty.
The amenities, programs and services we offer exceed most other health and fitness center alternatives available to our members. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $60 to $80 per month for an individual membership and from $100 to $150 per month for a couple or family membership. Our memberships now include the primary member’s children under the age of 12 at a nominal per child monthly cost. We provide the majority of our members with a variety of complimentary services, including group fitness classes, educational seminars and fitness assessments, towel and locker service and a subscription to our award-winning magazine, Experience Life. Our membership plans are month-to-month, cancelable at any time by giving advance notice and include initial 30-day money back guarantees. We believe our value proposition and member focused approach creates loyalty among our members.
We offer a product that is convenient for our members.
Our centers are generally situated in high-traffic residential areas and are easily accessed and centrally located among the residential, business and shopping districts of the surrounding community. We design, develop and operate our centers to accommodate a large and active membership base by generally providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient parking spaces, lockers and equipment to allow our members to exercise with little or no waiting time, even at peak hours and when center membership levels are at targeted capacity. Our child center services are available to the majority of our members for up to two hours per day and most of our centers offer the convenience of spa and cafe services under the same roof.
We have an established and profitable economic model.
Our economic model is based on and depends on attracting a large membership base within the first three years after a new center is opened, as well as retaining those members and maintaining tight expense control. For each of the fiscal years from 2005 to 2007, this economic model has resulted in annual revenue growth of 25%, 31% and 28%, respectively, with revenue of $655.8 million in 2007; annual EBITDA growth of 25%, 24% and 33%, respectively, with EBITDA of $197.7 million in 2007; and annual net income growth of 43%, 23% and 35%, respectively, with net income of $68.0 million in 2007. We expect the typical membership base at our large format centers to grow from approximately 35% of targeted membership capacity at the end of the first month of operations to 90% of targeted membership capacity by the end of the third year of operations, which is consistent with our historical performance. Average targeted membership capacity is approximately 7,900 for all of our large format centers and 8,500 to 11,500 for our current model centers. Average revenue at our 29 large format mature centers (those large format centers that reached their 37th month of operation by the end of 2007) approximated $12.2 million for the year ended December 31, 2007. At these centers during the same period, average EBITDA exceeded 37% of revenue and average net income exceeded 15% of revenue. Over the past three years, average revenue has ranged from $12.1 million to $12.5 million, driven by the mix of center size and pricing and our in-center revenue expansion. Our typical investment for the 39 current model centers constructed from 2000 to 2007 has ranged from approximately $18 to $38 million, which includes the purchase of land, the building and approximately $3 million of exercise equipment, furniture and fixtures. The cost of the eight current model centers opened in 2007 averaged approximately $31 million.
We believe we have a disciplined and sophisticated site selection and development process.
We believe we have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build new centers, as well as specific sites for future centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis to predetermined physical, demographic, psychographic and competitive criteria generated from profiles of each of our existing centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of management and board of directors’ approval. By utilizing a wholly owned construction subsidiary, FCA Construction Company, LLC (FCA Construction), that is dedicated solely to building and remodeling our centers, we maintain maximum flexibility over the design process of our centers and control over the cost and timing of the construction process. As a result of this disciplined process, our large format centers produced, on average, EBITDA in excess of 21% of revenue and net income in excess of 2% of revenue during their first year of operation.

Our Growth Strategy
Our growth strategy is driven by three primary elements:
Open new centers.
We intend to expand our base of centers. In 2007, we opened ten centers, of which we designed and constructed eight current model centers, we purchased an existing large format center and we assumed the operations of one large format center. We expect to open eleven centers in 2008, ten of which are current model centers and one of which is a large format center. One of these centers opened in January and the remaining ten are currently under construction. We plan to open eleven current model centers in 2009. The new centers we plan to open in 2008 and 2009 will be built in both new and existing markets.
Increase membership and optimize membership dues.
Of our 70 open centers at December 31, 2007, 32 had not yet reached maturity, which we define as the 37th month of operations. These 32 centers averaged 66% of targeted membership capacity as of December 31, 2007. We expect the continuing increase in memberships at these centers to contribute significantly to our future growth as these centers move toward our goal of 90% of targeted membership capacity by the end of their third year of operations. We also plan to continue to drive membership growth at mature centers that are not yet at targeted capacity.
In addition to increasing membership levels, we focus on optimizing our membership dues by offering four different types of centers and membership types: Bronze, Gold, Platinum and Onyx, which are based on center amenities, services, location and capacity. Each membership type offers a distinctive pricing level, single, couple and family types and associated center access and membership privileges, along with affinity partner benefits outside of our centers. In order to achieve these goals, we focus on demographics, center usage and membership trends, and employ marketing programs to effectively communicate our value proposition to existing and prospective members.
Increase in-center products and services revenue.
From 2003 to 2007, revenue from the sale of in-center products and services grew from $55.6 million to $182.2 million (34.5% compound annual growth rate) and we increased in-center revenue per membership from $242 to $387. We believe the revenue from sales of our in-center products and services will continue to grow at a faster rate than membership dues or enrollment fees. Our centers offer a variety of in-center programs, products and services, including individual and group sessions with certified professional personal trainers and registered dieticians, LifeSpa services, member activities programs, wellness programs, Pilates and yoga, tennis programs and healthy food at our quick-service LifeCafe restaurant. We expect to continue to drive in-center revenue by increasing sales of our current in-center products and services and introducing new products and services to our members.
Our Industry
We participate in the large and growing U.S. health and wellness industry, which we define to include health and fitness centers, fitness equipment, athletics, physical therapy, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association (“IHRSA”), the estimated market size of the U.S. health club industry, which is a relatively small part of the health and wellness industry, was approximately $17.6 billion in revenues for 2006 and 42.7 million memberships with approximately 29,000 clubs as of January 2007. Based on IHRSA membership data, the percentage of the total U.S. population with health club memberships increased from 14.1% in 2002 to 16.0% in 2006. Over this same period, total U.S. health club industry revenues increased from $13.1 billion to $17.6 billion.

Our Philosophy — A “Healthy Way of Life” Company
We offer our members a healthy way of life in the areas of exercise, education and nutrition by providing high quality products and services both in and outside of our centers. We promote continuous education as an easy and inspiring part of every member’s experience by offering free seminars on health and nutrition to educate members on the benefits of a regular fitness program and a well-rounded lifestyle. Moreover, our centers offer interactive learning opportunities, such as personal training, group fitness sessions and member activities classes and programs. We believe that by helping our members experience the rewards of challenging and investing in themselves, they will associate our company with healthy living.
Our Sports and Athletic, Professional Fitness, Family Recreation and Resort/Spa Centers
Size and Location
Our centers have evolved over the past several years. Out of our 71 centers and one satellite center, 62 are of our large format design and 39 of these 62 centers conform to our current model center. Our current model center averages 110,000 square feet and serves as an all-in-one sports and athletic club, professional fitness facility, family recreation center and spa and resort. Our distinctive format is designed to provide an efficient and inviting use of space that accommodates our targeted capacity of 8,500 to 11,500 memberships and provides a premium assortment of amenities and services. Our 23 centers that have the large format design, but do not conform to our current model center, average approximately 95,000 square feet and have an average targeted capacity of 7,900 memberships. Generally, targeted capacity for a center is 750 to 1,000 memberships for every 10,000 square feet at a center. This targeted capacity is designed to maximize the customer experience based upon our historical understanding of membership usage, facility layout, number of family memberships and pricing. Our centers are centrally located in areas that offer convenient access from the residential, business and shopping districts of the surrounding community, and also generally provide free and ample parking.
Center Environment
Our centers combine modern architecture and décor with state-of-the-art amenities to create a friendly and inviting, functional and innovative health, fitness, recreation and relaxation destination for the entire family. The majority of our current model centers and most of our large format centers are freestanding buildings designed with open architecture and naturally illuminated atriums that create a spacious, inviting atmosphere. From the limestone floors, natural wood lockers and granite countertops to safe and bright child centers, each room is carefully designed to create an appealing and luxurious environment that attracts and retains members and encourages them to visit the center. Moreover, we have specific staff members who are responsible for maintaining the cleanliness and neatness of the locker room areas, which contain approximately 800 lockers, throughout the day and particularly during the center’s peak usage periods. We continually update and refurbish our centers to maintain a high-quality experience. Our commitment to quality and detail provides a similar look and feel at each of our large format centers.

Equipment and Programs
The table below displays the wide assortment of amenities, services, activities and events typically found at our large format centers, including our current model centers:

Amenities	Services	Activities and Events
Basketball/Volleyball Courts	24-Hour Availability	Aquatics
Cardiovascular Training	Fitness Assessments	Athletic Leagues
Child Center	Educational Seminars	Birthday Parties
Free Weights	Subscription to Experience Life	Eastern/Martial Arts
Group Fitness Studios	Towel Service	Kid’s Club
Lap Pool	Use of Lockers	Pilates
Racquetball/ Squash Courts	Massage Therapy	Run Club
Resistance Training	Nutritional Products	Scuba Lessons
Rock Climbing Cavern	Personal Training	Studio Cycling
Saunas	T.E.A.M. Programs	Sports-specific Training Camps
Two-story Waterslides	O2 Cardio Training	Summer Camps
Whirlpools	Metabolic Testing	Swimming Lessons
Zero-depth Entry Swimming Pools	Nutrition Coaching	Yoga
LifeStudio		Educational Camps
LifeCafe		Dance Classes
LifeSpa		Athletic Events
Pool-side Bistro
Men’s, Women’s and Family
Locker Rooms
Fitness Equipment and Facilities. To help a member develop and maintain a healthy way of life, train for athletic events or lose weight, our centers have up to 400 pieces of cardiovascular, free weight and resistance training equipment. Exercise equipment is arranged in spacious workout areas to allow for easy movement from machine to machine, thus providing a convenient and efficient workout. Equipment in these areas is arranged in long parallel rows that are clearly labeled by muscle group, allowing members to easily customize their exercise programs and reduce downtime during their workouts. Due to the large amount of equipment in each center, members rarely have to wait to use a machine. We have in-house technicians that service and maintain our equipment, which generally enables us to repair or replace any piece of equipment within 24 hours. In addition, we have a comprehensive system of large-screen televisions in the fitness area, and members can tune their personal headsets to a radio frequency to hear the audio for each television program and obtain helpful health and fitness information.
Our current model centers have full-sized indoor and outdoor recreation pools with zero depth entrances and water slides, lap pools, saunas, steam baths and whirlpools. These centers also have at least two regulation-size basketball courts that can be used for various sports activities, as well as other dedicated facilities for group fitness, rock climbing, racquetball and/or squash. In addition, 12 of our current model and large format centers and our satellite center, have tennis courts. Programs at these tennis facilities include professional instruction and leagues.
Personalized Services for Individuals and Small Groups. We offer programs featuring our certified professional personal trainers or registered dieticians that involve regular one-on-one sessions designed to help members achieve their healthy way of life goals. Our personal trainers are required to be certified by one of the nationally accredited certification bodies. On average, we employ 25 personal trainers at a current model center. Our personal trainers are skilled in assessing and formulating safe and effective individual and group exercise programs. One of those programs, our Metabolic Testing program, includes two different tests that provide members valuable metabolic data at rest and during exercise to help optimize their fitness and nutrition programs. In addition to one-on-one sessions, we offer other personalized small group activities, including our T.E.A.M. (Training — Education — Accountability — Motivation) Weight Loss program. Our T.E.A.M. Weight Loss program focuses on exercise, education and nutrition and provides the resources as well as support needed for long-term weight loss success. The success of T.E.A.M. Weight Loss led to the creation of another group class, T.E.A.M. Fitness. Our CardiO2 Run training program focuses on training in the right heart rate zones, for the right duration of time and at the right frequency to burn fat more efficiently while improving overall health and wellness. Our registered dieticians, which we refer to as nutrition coaches, promote healthy eating habits by planning food and nutrition programs based on their knowledge of metabolism and the biochemistry of nutrients and food components. We employ, on average, one registered dietician in a current model center.
Fitness Programs and Classes. Our centers offer fitness programs, including group fitness classes and health and wellness training seminars on subjects ranging from mastering your metabolism to personal nutrition. Each current model center has at least two group fitness studios and makes use of the indoor and outdoor pool areas for classes. We offer a LifeStudio mind/body area for yoga and Pilates as well as a studio dedicated to studio cycling in our current model centers. On average, we offer 85 group fitness classes per week at each current model center, including studio cycling, step workout, dance classes, circuit training and fitness yoga classes. These classes generally are free of charge to our members. The volume and variety of activities at each center allow each member of the family to enjoy the center, whether participating in personalized activities or with other family members in group activities.
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
Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-service spa located inside the centers. Our LifeSpas offer hair, body, skin care and massage therapy services, customized to each client’s individual needs. The LifeSpas are located in separate, self-contained areas that provide a relaxing and rejuvenating environment.
Almost all of our centers offer on-site child centers for children ages three months to 11 years for up to two hours while members use our centers. The children’s area features a play maze, computer center, separate infant playroom, and numerous children’s activities. We hire experienced personnel that are dedicated to working in the child centers to ensure that children have an enjoyable and safe experience.
All of our large format centers offer a variety of programs for children, including swimming lessons, activity programs, martial arts classes, sports programs and craft programs, all of which are open to both members and non-members. We also offer several children’s camps during the summer and holidays. For adults, we offer various sports leagues and martial arts classes.
Membership
Our month-to-month membership plans typically include 24-hour access, locker and towel service, a full range of educational programs and other premium amenities. Moreover, we offer an initial 30-day money back guarantee on upfront membership enrollment fees and the first month’s membership dues, which is a longer period than required by state law and longer than offered by most other health clubs. We believe our unique centers and service, broad appeal to multiple family members and attractive value proposition are key to our membership growth. We continually monitor member satisfaction through phone and online surveys, secret shoppers and roundtable forums that enable us to collect feedback from our members and incorporate that feedback into our offerings.
As part of our value proposition, our new members may take advantage of equipment orientations and participate in a fitness assessment, which consists of fitness testing, exercise history, percent body fat measurement and goal setting. Fitness clinics on different types of workouts and other courses in nutrition and stress management are also offered free of charge.

In February 2008, we changed the names of our membership types from Fitness, Sports, Advantage and Athletic, to Bronze, Gold, Platinum and Onyx, to provide our members with a user-friendly system designed to easily differentiate center access and additional benefits by membership type. We have a flexible membership structure, which includes different types of membership plans, the most common of which are the Bronze and Gold plans. The following table compares the different membership types:

	Bronze	Gold	Platinum	Onyx
	A great experience at our most affordable rate	Many center choices plus benefits outside the center	Nationwide access, premium partner benefits and tennis	The ultimate in access, service, amenities and benefits

Center access	All bronze centers	All Bronze and Gold centers	All Bronze, Gold and Platinum centers	All Life Time Fitness locations nationwide, including Life Time Athletic centers

In-center amenities	Free towels, free lockers and two VIP passes per year	All Bronze benefits plus: free climbing wall, free racquetball and squash and four VIP passes per year	All Gold benefits, plus: access to tennis centers and six VIP passes per year	All Platinum benefits, plus eight VIP passes per year

Partner benefits	10+ local and national partners	500+ local and national partners	575+ local and national partners	575+ local and national partners
We have always offered a convenient month-to-month membership, with no long-term contracts, a low, one-time enrollment fee and an initial 30-day money back guarantee. Depending upon the market area and the membership plan, new members typically pay a one-time enrollment fee of $99 to $399 for individual members, plus an add-on fee of $60 to $100 for each additional family member over the age of 12. Members typically pay monthly membership dues ranging from $60 to $80 for individuals and $100 to $150 for couples or families for Gold or Platinum memberships. In addition, new members pay a $6 per child monthly fee to include junior members on a membership. Our current model centers average approximately 2.5 people per membership.
Usage
Our centers are generally open 24 hours a day, seven days a week and our current model centers average approximately 68,000 visits per month after the first year of operations. We typically experience the highest level of member activity at a center during the 5:00 a.m. to 11:00 a.m. and 4:00 p.m. to 8:00 p.m. time periods on weekdays and during the 8:00 a.m. to 5:00 p.m. time period on weekends. Our centers are staffed accordingly to provide each member with a positive experience during peak and non-peak hours. Total usage for 2007 was 42.1 million visits, as compared to 33.8 million visits in 2006, an increase of 24.6%.
New Center Site Selection and Construction
Site Selection. Our management devotes significant time and resources to analyzing each prospective site on the basis of predetermined physical, demographic, psychographic and competitive criteria in order to achieve maximum return on our investment. Our ideal site for a current model center is a tract of land with at least 10 acres and a relatively flat topography affording good access and proper zoning. We typically target market areas that have at least 150,000 people within a trade area that meet certain demographic criteria regarding income, education, age and household size. We continue to seek trade areas with increasingly higher income demographics. Two of the centers we plan to open in 2008 will adapt our current model center to three stories and allows us access to more densely developed trade areas that meet our demographic criteria. We focus mainly on markets that will allow us to operate multiple centers that create certain efficiencies in marketing and branding activities; however, we select each site based on whether that site can support an individual center on a stand-alone basis.

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
Design and Construction. We have a wholly owned subsidiary, FCA Construction, which is our experienced in-house design and construction team. This subsidiary is solely dedicated to overseeing the design and construction of each center through opening and all remodels.
The architecture division is comprised of approximately 20 employees and includes our architects who have developed a prototypical set of design and construction plans and specifications that can be easily adapted to each new site to build our current model centers. The architects also assist in obtaining bids and permits in connection with constructing each new center.
The construction division is comprised of approximately 170 employees and includes the onsite project management for each new site and remodel, as well as all of the other back office responsibilities, such as estimation, accounting and sub-contractor selection. We have dedicated internal personnel who work on expediting the permit process and scheduling the project. Our bid phase specialists obtain referrals for local subcontractors and monitor project costs, and they also coordinate compliance with safety requirements and prepare site documentation. Our project management group oversees the construction of each new center and works with our architects to review bids and monitor quality. Our construction procurement group bids each component of our projects to ensure cost-effective pricing and by using the same materials at each center to maintain a consistent look and feel, we are generally able to purchase materials in sufficient quantities to receive favorable pricing. Each center has an on-site construction manager responsible for coordinating the entire project. In recent years, we have expanded our construction division beyond project management to include in-house millwork for our lockers and in-house precast and concrete for the forms of our centers.
By utilizing FCA Construction, we are able to maximize our flexibility in the design process, retain control over the cost and timing of the construction process and realize cost savings on each project. Nearly all of the costs of the FCA Construction subsidiary are capitalized as a part of the overall initial investment in the center or the remodel. Any remaining unallocated costs are recognized as an expense in the period incurred. Because FCA Construction performs services solely for us, we do not recognize any revenue or profit related to FCA Construction’s operations.
Marketing and Sales
Overview of Marketing. Our centralized marketing agency is responsible for generating membership leads for our sales force, supporting our corporate business and promoting our brand. Our marketing agency consists of four fully integrated divisions which are new member acquisition, planning and analysis, creative development and production, and Web development. By centralizing our marketing effort, we bring our marketing experience and strategy to each new market we enter in a coordinated manner. We also market to corporations and, in some situations, we offer discounted enrollment fees for persons associated with these corporations. Membership enrollment activity is tracked to gauge the effectiveness of each marketing medium, which can be adjusted as necessary from a center’s pre-opening phase through and including maturity.
Overview of Sales. We have a trained and certified, commissioned sales staff in each center that is responsible for converting the leads generated by our centralized marketing agency into new memberships. During the pre-opening and grand opening phases described below, we have up to 12 membership advisors on staff at a center. As the center matures, we reduce the number of membership advisors on staff to between seven and eight professionals. Our sales staff also uses our customer relationship management system to understand members’ interests and to manage existing member relationships.
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
Leveraging the LIFE TIME FITNESS Brand
We are building a national brand by delivering high-quality centers, products and services in the areas of exercise, education and nutrition at a great value. We are further strengthening the LIFE TIME FITNESS brand by growing our Experience Life magazine, our internationally-recognized triathlon and our line of nutritional products.
Education. Core to our member commitment is the delivery of educational information that supports healthy and active lifestyles. We uphold this by offering healthy-way-of-life features, news, tips and recipes on our Web sites, www.lifetimefitness.com and www.experiencelifemag.com, providing classes at our centers and distributing our award-winning Experience Life magazine to most of our members.
Our Experience Life magazine includes an average of 98 full-color pages of health tips and insights, articles featuring quality-of-life topics and advertisements and has a current circulation of approximately 615,000 copies to all of our members, non-member subscribers, households in new market areas and selected major bookstores nationwide. Experience Life averages 35 pages of advertising per issue and is expected to be published 10 times in 2008. In 2007, Experience Life was honored with a top national prize for excellence in best overall design and best how-to article and a Minnesota Magazine Publications Association gold medal for Overall Excellence.
Athletic Events. Our annual Life Time Fitness Triathlon, held in Minneapolis, Minnesota, attracted participants from 40 states and 11 countries in 2007, as well as national sponsors. The Life Time Fitness Triathlon offers a professional division for one of the sport’s largest prize purses. The event draws significant selected local, national and international media coverage. We also launched the Life Time Fitness Triathlon Series, consisting of the Nautica New York City Triathlon, Accenture Chicago Triathlon, Kaiser Permanente Los Angeles Triathlon, the Life Time Fitness-produced Toyota U.S. Open Triathlon in Dallas and the Life Time Fitness Triathlon. This Series, open to all athletes, provides professional athletes with the opportunity to compete from race to race for a chance to win their portion of a total prize purse worth more than $1.0 million. In addition to the Life Time Fitness Triathlon, we organize several shorter run/walks during the year, such as the 5K Reindeer Run in most of the cities where we have centers, the Torchlight 5K Run and Turkey Day 5K in Minneapolis, Minnesota, the Run Wild 5K Fun Run & Walk in Phoenix, Arizona, as well as indoor triathlons in many of our centers.
Nutritional Products. We offer a line of nutritional products, including multi-vitamins, energy bars, powder drink mixes, ready-to-drink beverages and supplements. Our products use high quality ingredients and are available in our LifeCafes and through our Web site. Our current nutritional product line focuses on four areas, which are daily health, weight management, energy and athletic performance. Our weight management products work safely and effectively to help manage weight. Our formulations are created and extensively tested by a team of external scientific experts. We use experienced and professional third parties to manufacture our nutritional products and commission independent testing to ensure that the product labels accurately list the ingredients delivered in the products.

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
All center employees are required to participate in a training program that is specifically designed to promote a friendly and inviting environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is required before they are permitted to advance to other positions within our company.
As of December 31, 2007, we had approximately 15,000 employees, including approximately 9,500 part-time employees. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. In general, we believe relations with our employees are good.
Information Systems
In addition to our standard operating and administrative systems, we utilize an integrated and flexible member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We have designed and developed the system to allow us to collect information in a secure and easy-to-use environment. Our system enables us to, among other things, enroll new members with a paperless membership agreement, acquire digital pictures of members and capture and maintain specific member information, including frequency of use. The system allows us to streamline the collection of membership dues electronically, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable. We have a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.
Competition
There are a number of health club industry participants that compete directly and indirectly with us that may have significantly greater economies of scale. However, due to the innovative nature of our comprehensive programming, product and service offering, we believe that there are no competitors in this industry offering the same experience and services we offer at a comparable value and quality. We consider the following groups to be the primary competitors in the health and fitness industry:
•	health club operators, including 24 Hour Fitness Worldwide, Inc., Bally Total Fitness Holding Corporation, Equinox Holdings, Inc., LA Fitness International, LLC and Town Sports International, Inc.;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafes and businesses offering similar ancillary services;

•	exercise and small fitness clubs and studios, including Anytime Fitness, Curves International and Snap Fitness;

•	racquet, tennis and other athletic clubs;

•	amenity and condominium clubs;

•	country clubs; and

•	the home-use fitness equipment industry.

Competition in the health club industry varies from market to market and is based on several factors, including the breadth of product and service offerings, the level of enrollment fees and membership dues, the flexibility of membership options and the overall quality of the offering. We believe that our comprehensive product offering and focus on services, amenities and value provide us with a distinct competitive advantage.
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
Trademarks and Trade Names
We own several trademarks and service marks registered with the U.S. Patent and Trademark Office (“USPTO”), including “LIFE TIME FITNESS®,” “EXPERIENCE LIFE®“and “Life Time Fitness Triathlon Series®.” We have also registered our logo, our design depicting six circles of fitness activities and our LIFE TIME FITNESS Triathlon logo. We have several applications pending with the USPTO for trademark registrations. We also registered the “LIFE TIME FITNESS” mark in certain foreign countries. In addition to our trademarks, we filed a patent application for one of our nutritional products.
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
The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not materially decline, especially at those centers that have been in operation for an extended period of time. All of our members can cancel their membership at any time upon providing advance notice. In addition, we experience attrition and must continually attract new members in order to maintain our membership levels and sales from in-center services. There are numerous factors that could lead to a decline in membership levels or sales of in-center services that could prevent us from increasing membership at newer centers where membership is generally not yet at a targeted capacity, including changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in the areas where our centers are located and a decline in the public’s interest in health and fitness.
Because of the capital-intensive nature of our business, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our operating results could be adversely affected.
Our business requires significant levels of capital to finance the development of additional sites for new centers and the construction of our centers. If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to execute on current growth plans, take advantage of future opportunities or respond to competitive pressures. Any inability to raise additional capital when required could have an adverse effect on our business plans and operating results.
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

Delays in new center openings could have a material adverse effect on our financial performance.
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
Our centers require significant upfront investment. If our investment is higher than we had planned, we may need to outperform our operational plan to achieve our targeted return. Over the longer term, we believe that we can offset cost increases by increasing our membership dues and other fees and improving profitability through cost efficiencies; however, higher costs in certain regions where we are opening new centers during any period of time may be difficult to offset in the short-term.
The opening of new centers in existing locations may negatively impact our same-center revenue increases and our operating margins.
We currently operate centers in 16 states. During 2008, we plan to open 11 centers, eight of which are in existing markets. With respect to existing markets, it has been our experience that opening new centers may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
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
In July 2006, we entered into two lease agreements to operate seven health and fitness centers that were previously leased and operated by another health and fitness company and in September 2007, we entered into one lease agreement for a center that was previously leased and operated by another health and fitness company. We entered into new leases for these centers with the expectation that we would be able to convert the members at these centers to memberships with us, retain the employees at these centers as our employees and utilize operating efficiencies since seven of the centers are located in two of our existing markets. Achieving the anticipated benefits of these centers is subject to a number of uncertainties, including whether we integrate these centers in an efficient and effective manner and continue to retain the members and employees, whether we complete anticipated capital improvements in a timely manner and obtain planned operating effectiveness. Failure to achieve these anticipated benefits could result in decreases in the amount of expected revenues and profits and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results.
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
As of December 31, 2007, we had total consolidated indebtedness of $564.6 million, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers and obligations under capital leases.
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
In addition to the amount of indebtedness outstanding as of December 31, 2007, we had access to an additional $66.7 million under our credit facilities. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. Furthermore, we have 13 centers financed by Teachers Insurance and Annuity Association of America (“TIAA”) that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.

If our founder and chief executive officer leaves our company for any reason, it could have a material adverse effect on us.
Our growth and development to date have been largely dependent upon the services of Bahram Akradi, our Chairman of the Board of Directors, Chief Executive Officer and founder. If Mr. Akradi ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws, we will be in default under the loan documents for our 13 centers financed with TIAA. As a result, Mr. Akradi may be able to exert disproportionate control over our company because of the significant consequence of his departure. We do not have any employment or non-competition agreement with Mr. Akradi.
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
We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. In response to any such competitors, we may be required to decrease our membership fees, which may reduce our operating margins and profitability.
We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our centers in any of these areas could harm our operating results.
We currently operate multiple centers in several metropolitan areas, including 25 in the Minneapolis/ St. Paul market, eight in the Chicago market, seven in the Dallas market, and six in the Detroit market, with continued planned expansion in current and new markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters, located in Chanhassen, Minnesota next to our Chanhassen current model center, is a 105,000 square foot, free-standing, three-story building.
As of February 29, 2008, we operated 71 centers and one satellite center in 16 states, of which we leased 19 sites, were parties to long-term ground leases for four sites and owned 49 sites. We expect to open eleven centers on sites we own and lease in various markets in 2008, one of which opened in January, with the remaining ten currently under construction. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2009 through 2048. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below contains information about our open centers:

	Location	Center Format	Square Feet (1)	Date Opened (2)
71	Parker, CO	Large/Current	129,155	Jan-08
70	NW San Antonio, TX	Large/Current	112,110	Dec-07
69	Sugarloaf, GA	Large/Current	112,110	Nov-07
68	South Austin, TX	Large/Current	109,045	Oct-07
67	Dallas (Athletic), TX	Large	62,000	Sep-07
66	White Bear Lake, MN	Large	58,782	Sep-07
65	Deerfield Township, OH	Large/Current	127,040	Jul-07
64	Omaha, NE	Large/Current	115,030	Jun-07
63	Lakeville, MN	Large/Current	115,030	Jun-07
62	Cary, NC	Large/Current	109,995	May-07
61	Dublin, OH	Large/Current	109,045	Apr-07
60	Scottsdale, AZ	Large/Current	109,775	Dec-06
59	Alpharetta, GA	Large/Current	109,720	Dec-06
58	Goodyear — Palm Valley, AZ	Large/Current	109,775	Oct-06
57	Overland Park, KS	Large/Current	110,080	Oct-06
56	South Valley, UT	Large/Current	108,925	Aug-06
55	Boca Raton, FL	Large	73,688	Jul-06
54	98th Street (Bloomington), MN	Large	95,314	Jul-06
53	Eden Prairie, MN (center and restaurant)	Large	89,011	Jul-06
52	St. Louis Park, MN	Large	189,496	Jul-06
51	Crosstown (Eden Prairie), MN	Large	145,896	Jul-06
50	Minneapolis — Target Center, MN	Large	170,925	Jul-06
49	Moore Lake (Fridley), MN	Large	162,048	Jul-06
48	Allen-McKinney, TX (Dallas)	Large/Current	125,475	May-06
47	Columbia, MD	Large/Current	110,563	Feb-06
46	Minnetonka, MN	Other	41,000	Jan-06
45	Maple Grove, MN	Large	72,500	Dec-05
44	San Antonio, TX	Large/Current	110,563	Dec-05
43	Romeoville, IL	Large/Current	110,563	Sep-05
42	Austin, TX	Large/Current	110,563	Sep-05
41	Chanhassen, MN	Large/Current	110,563	Jul-05
40	Cinco Ranch, TX (Houston)	Large/Current	108,890	Jun-05
39	Commerce Township, MI	Large/Current	108,890	Mar-05
38	Colleyville, TX (Dallas)	Large/Current	108,890	Nov-04
37	Dallas, TX	Large	68,982	Nov-04
36	Flower Mound, TX (Dallas)	Large/Current	108,890	Oct-04
35	Sugar Land, TX (Houston)	Large/Current	108,890	Oct-04
34	Garland, TX (Dallas)	Large/Current	108,890	Jul-04
33	Willowbrook, TX (Houston)	Large/Current	108,890	Jun-04
32	Plano, TX (Dallas)	Large/Current	108,890	Nov-03
31	New Hope, MN	Other	44,156	Oct-03
30	Gilbert, AZ	Large/Current	108,890	Oct-03
29	Tempe, AZ	Large/Current	108,890	Apr-03

	Location	Center Format	Square Feet (1)	Date Opened (2)
28	Rochester Hills, MI	Large/Current	108,890	Nov-02
27	Canton Township, MI	Large/Current	105,010	Sep-02
26	Old Orchard (Skokie), IL	Large/Current	108,890	Aug-02
25	Savage, MN	Large	80,853	Jun-02
24	Burr Ridge, IL	Large/Current	105,562	Feb-02
23	Champlin, MN	Large	61,948	Oct-01
22	Fairfax City, VA	Large	67,467	Oct-01
21	Orland Park, IL	Large/Current	108,890	Aug-01
20	Algonquin, IL	Large/Current	108,890	Apr-01
19	Bloomingdale, IL (3)	Large/Current	108,890	Feb-01
18	Warrenville, IL	Large/Current	114,993	Jan-01
17	Schaumburg, IL	Large/Current	108,890	Oct-00
16	Minneapolis, MN (center and restaurant)	Other	72,547	Jul-00
15	Shelby, MI	Large	101,680	Mar-00
14	Centreville, VA	Large	90,956	Jan-00
13	Novi, MI	Large	90,956	Oct-99
12	Indianapolis, IN	Large	90,956	Aug-99
11	Columbus, OH	Large	98,047	Jul-99
10	Apple Valley, MN	Other	10,375	Jun-99
9	Troy, MI	Large	93,579	Jan-99
8	St. Paul, MN	Other	85,630	Dec-97
7	Plymouth, MN	Large	109,558	Jun-97
6	Bloomington, MN	Other	47,307	Nov-96
5	Coon Rapids, MN	Other	90,262	May-96
4	Highland Park, MN	Other	25,827	Nov-95
3	Roseville, MN	Other	14,000	Sep-95
2	Woodbury, MN	Large	73,050	Sep-95
1	Eagan, MN	Large	64,415	Sep-94

(1)	In a few of our centers, we sublease space to third parties who operate our cafe, pro shop, salon or climbing wall or to hospitals that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

(2)	For acquired centers, date opened is the date we assumed operations of the center.

(3)	This center is a joint venture in which we have a one-third interest.
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
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol LTM. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the NYSE.

	High	Low
Fiscal Year Ended December 31, 2006:
First Quarter (January 1, 2006 – March 31, 2006)	$46.85	$37.84
Second Quarter (April 1, 2006 – June 30, 2006)	48.86	41.03
Third Quarter (July 1, 2006 – September 30, 2006)	47.73	41.75
Fourth Quarter (October 1, 2006 – December 31, 2006)	52.58	46.33
Fiscal Year Ended December 31, 2007:
First Quarter (January 1, 2007 – March 31, 2007)	$54.92	$46.47
Second Quarter (April 1, 2007 – June 30, 2007)	55.40	49.29
Third Quarter (July 1, 2007 – September 30, 2007)	63.90	50.26
Fourth Quarter (October 1, 2007 – December 31, 2007)	65.09	45.89
Holders
As of February 18, 2008, the number of holders of our common stock was approximately 10,250, consisting of 250 record holders and approximately 10,000 shareholders whose stock is held by a bank, broker or other nominee.
Performance Graph
The following graph compares the quarterly change in the cumulative total shareholder return on our common stock from June 30, 2004, which is the day our common stock began to trade publicly, through December 31, 2007 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on June 30, 2004 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

	June 30, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Life Time Fitness (1)	$100.00	$123.24	$181.38	$231.00	$236.57
NYSE Composite Index	100.00	109.80	117.43	138.41	147.51
Russell 2000 Index	100.00	110.15	113.81	133.16	129.50

(1)	For purposes of this presentation, we have used $21.00, the closing price of our common stock on June 30, 2004, the first day our common stock began to trade publicly.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to invest all future earnings into the operation and expansion of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our revolving credit facility and certain of our debt financing agreements prohibit us from paying dividends without the consent of the lenders. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.
Issuer Purchases of Equity Securities in Fourth Quarter 2007
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan. No shares were repurchased by us in the fourth quarter of 2007.
Equity Compensation Plan Information
Incorporated by reference hereunder is the information under “Equity Compensation Plan Information” in our Proxy Statement.
Certifications by CEO and CFO
The certifications by our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO’s annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the company of the NYSE’s Corporate Governance listing standards was submitted to the NYSE on May 9, 2007.

Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings per share.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$434,138	$339,623	$262,989	$208,893	$171,596
Enrollment fees	24,741	22,438	20,341	19,608	19,198
In-center revenue (1)	182,215	138,332	97,710	71,583	55,633

Total center revenue	641,094	500,393	381,040	300,084	246,427
Other revenue	14,692	11,504	9,076	11,949	10,515

Total revenue	655,786	511,897	390,116	312,033	256,942
Operating expenses
Center operations	377,235	292,273	216,314	164,764	131,825
Advertising and marketing	24,967	20,770	14,446	12,196	11,045
General and administrative	40,820	37,781	27,375	21,596	18,554
Other operating	16,340	12,998	12,693	18,256	16,273
Depreciation and amortization	59,014	47,560	38,346	29,655	25,264

Total operating expenses	518,376	411,382	309,174	246,467	202,961
Income from operations	137,410	100,515	80,942	65,566	53,981
Interest expense, net	(25,443)	(17,356)	(14,076)	(17,573)	(19,132)
Equity in earnings of affiliate (2)	1,272	919	1,105	1,034	762

Income before income taxes	113,239	84,078	67,971	49,027	35,611
Provision for income taxes	45,220	33,513	26,758	20,119	15,006

Net income	68,019	50,565	41,213	28,908	20,605
Accretion on redeemable preferred stock	—	—	—	3,570	6,987

Net income applicable to common shareholders	$68,019	$50,565	$41,213	$25,338	$13,618

Basic earnings per share	$1.81	$1.40	$1.19	$1.02	$0.85
Weighted average number of common shares outstanding — basic	37,518	36,118	34,592	24,727	16,072
Diluted earnings per share	$1.78	$1.37	$1.13	$0.87	$0.72
Weighted average number of shares outstanding — diluted (3)	38,127	36,779	36,339	33,125	28,612
Balance Sheet Data (end of period):
Cash and cash equivalents	$5,354	$6,880	$4,680	$10,211	$18,446
Working capital	(100,281)	(100,509)	(66,123)	(71,952)	(15,340)
Total assets	1,386,533	987,676	723,460	572,087	453,346
Total debt	564,605	389,555	273,282	209,244	233,232
Total redeemable preferred stock	—	—	—	—	106,165
Total shareholders’ equity	572,557	392,513	307,844	250,634	32,792
Cash Flow Data:
Net cash provided by operating activities	$142,206	$125,852	$107,952	$80,431	$52,576
Net cash used in investing activities	(417,207)	(263,183)	(180,850)	(146,080)	(24,476)
Net cash provided by (used in) financing activities	273,475	139,531	67,367	57,414	(18,514)
Other Data:
Comparable center revenue growth (4)	6.1%	7.3%	7.7%	9.7%	13.2%
Average revenue per membership (5)	$1,360	$1,270	$1,171	$1,119	$1,089
Average in-center revenue per membership (6)	387	351	300	267	242
EBITDA (7)	197,696	148,994	120,393	96,255	80,007
EBITDA margin (8)	30.1%	29.1%	30.9%	30.8%	31.1%
Capital expenditures (9)	$415,822	$261,767	$190,355	$145,562	$41,315
Operating Data (10):
Centers open at end of period	70	60	46	39	33
Number of memberships at end of period	499,092	443,660	358,384	299,538	249,192
Total center square footage (11)	6,832,814	5,802,627	4,077,918	3,345,386	2,731,954

(1)	In-center revenue includes revenue generated at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products offered at our LifeCafe, sales of products and services offered at our LifeSpa, tennis and renting space in certain of our centers.

(2)	In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C. (“Bloomingdale LLC”) with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Each member made an initial capital contribution of $2.0 million and owns a one-third interest in Bloomingdale LLC. The center commenced operations in February 2001. The terms of the relationship among the members are governed by an operating agreement. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

(3)	The diluted weighted average number of common shares outstanding is the weighted average number of common shares plus the weighted average conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed weighted average exercise of dilutive stock options using the treasury stock method, and unvested restricted stock awards using the treasury stock method. For the year ended December 31, 2003, the shares issuable upon the exercise of stock options and the conversion of redeemable preferred stock were dilutive. For the year ended December 31, 2004, the shares issuable upon the exercise of stock options, the conversion of redeemable preferred stock and the vesting of all restricted stock awards were dilutive. As a result of our initial public offering, the redeemable preferred stock converted to common stock and the accretion on redeemable preferred stock discontinued. For the years ended December 31, 2005, 2006 and 2007, the shares issuable upon the exercise of stock options and the vesting of all restricted stock awards were dilutive.

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Weighted average number of common shares outstanding – basic	37,518	36,118	34,592	24,727	16,072
Effect of dilutive stock options	476	509	1,739	1,943	1,522
Effect of dilutive restricted stock awards	133	152	8	2	—
Effect of dilutive redeemable preferred shares outstanding	—	—	—	6,453	11,018

Weighted average number of common shares outstanding – diluted	38,127	36,779	36,339	33,125	28,612

(4)	Membership dues, enrollment fees and in-center revenue for a center are included in comparable center revenue growth beginning on the first day of the thirteenth full calendar month of the center’s operation.

(5)	Average revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(6)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(7)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Net income	$68,019	$50,565	$41,213	$28,908	$20,605
Interest expense, net	25,443	17,356	14,076	17,573	19,132
Provision for income taxes	45,220	33,513	26,758	20,119	15,006
Depreciation and amortization	59,014	47,560	38,346	29,655	25,264

EBITDA	$197,696	$148,994	$120,393	$96,255	$80,007

(8)	EBITDA margin is the ratio of EBITDA to total revenue.

(9)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

(10)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

(11)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. We exclude outdoor pool, outdoor play areas, indoor/outdoor tennis elements and satellite facility square footage.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 14 of this report.
Overview
We operate multi-use sports and athletic, professional fitness, family recreation and resort/spa centers. As of February 29, 2008, we operated 71 centers primarily in residential locations across 16 states under the LIFE TIME FITNESS brand. We commenced operations in 1992 by opening centers in the Minneapolis and St. Paul, Minnesota area. During this period of initial growth, we refined the format and model of our center while building our membership base, infrastructure and management team. As a result, several of the centers that opened during our early years have designs that differ from our current model center.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the eleven new centers we plan to open in 2008, we expect that eight will be in existing markets.

We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of seven leased facilities in 2006 and the assumption of operations of one leased facility in 2007, is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the facility costs for the eight leased centers, to affect our center operating margins at these new centers and on a consolidated basis. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
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
We have three primary sources of revenue. First, our largest source of revenue is membership dues and enrollment fees paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 36 months. Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses, including fees for personal training, dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses, including our media, athletic events and nutritional product businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes our two restaurants and rental income on our Highland Park, Minnesota office building.
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership levels, in-center businesses and our corporate businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, our two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of the in-center businesses.
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center since inception in 2000, has ranged from approximately $18 to $38 million, and can vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium or add other facilities. The average cost for the current model centers opened in 2007 was approximately $31 million. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors, expected lives and rate of return in determining fair value of option grants, tax provisions and provisions for uncollectible receivables. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical average expected life of center memberships. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results. We have identified below the following accounting policies that we consider to be critical.
Revenue recognition. We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 30 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated membership period of 36 months, which is based on historical membership experience. We review the estimated membership period on an annual basis, or more frequently if circumstances change. Changes in member behavior, competition, economic conditions and our performance may cause attrition levels to change, which could impact the average estimated membership period. In the event the estimated membership period was 33 months for 2007 instead of 36 months, the impact would be an increase in net income of less than $0.1 million. In the event the estimated membership period was 39 months for 2007 instead of 36 months, the impact would be a decrease in net income of less than $0.1 million. Over the last seven years, the estimated membership period has never fallen outside of the range of 33 to 39 months. Monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
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
Pre-opening operations. We generally operate a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over a period of 36 months beginning when the center opens; however, all other costs, including advertising, office and rent expenses incurred during this period, are expensed as incurred.
Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center or corporate business level. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or corporate business, compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value.

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
Revenue
Center revenue
Membership dues	66.2%	66.4%	67.5%
Enrollment fees	3.8	4.4	5.2
In-center revenue	27.8	27.0	25.0

Total center revenue	97.8	97.8	97.7
Other revenue	2.2	2.2	2.3

Total revenue	100.0	100.0	100.0
Operating expenses
Center operations (including 0.4%, 0.4% and 0.0% related to share- based compensation expense, respectively)	57.5	57.1	55.4
Advertising and marketing	3.8	4.1	3.7
General and administrative (including 0.8%, 1.1% and 0.1% related to share-based compensation expense, respectively)	6.2	7.4	7.0
Other operating	2.5	2.5	3.3
Depreciation and amortization	9.0	9.3	9.9

Total operating expenses	79.0	80.4	79.3
Income from operations	21.0	19.6	20.7
Other income (expense)
Interest expense, net	(3.9)	(3.4)	(3.6)
Equity in earnings of affiliate	0.2	0.2	0.3

Total other income (expense)	(3.7)	(3.2)	(3.3)
Income before income taxes	17.3	16.4	17.4
Provision for income taxes	6.9	6.5	6.8

Net income	10.4%	9.9%	10.6%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Total revenue. Total revenue increased $143.9 million, or 28.1%, to $655.8 million for the year ended December 31, 2007 from $511.9 million for the year ended December 31, 2006.
Total center revenue grew $140.7 million, or 28.1%, to $641.1 million from $500.4 million, driven by a 6.1% increase in comparable center revenue, opening of eight new centers and the assumption of operations of one leased facility and the purchase of one existing facility in 2007 and the full-year contribution of 15 centers we opened or assumed operations of in 2006. Of the $140.7 million increase in total center revenue,
•	67.2% was from membership dues, which increased $94.5 million, or 27.8%, due to increased memberships at new centers, junior membership programs and increased sales of value-added memberships. Our number of memberships increased 12.5% to 499,092 at December 31, 2007 from 443,660 at December 31, 2006. Our membership growth of 12.5% was down from a membership growth rate of 23.8% in 2006 primarily due to our anniversary of the acquisition of seven leased centers in July 2006, our strategy to reduce memberships in centers where memberships exceed our target capacity and the effects of a slower economy in the fourth quarter.

•	31.2% was from in-center revenue, which increased $43.9 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-

center revenue per membership increased from $351 for the year ended December 31, 2006 to $387 for the year ended December 31, 2007.

•	1.6% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $2.3 million for the year ended December 31, 2007 to $24.7 million.
Other revenue increased $3.2 million, or 27.7%, to $14.7 million for the year ended December 31, 2007 from $11.5 million for the year ended December 31, 2006, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses were $377.2 million, or 58.8% of total center revenue (or 57.5% of total revenue), for the year ended December 31, 2007 compared to $292.3 million, or 58.4% of total center revenue (or 57.1% of total revenue), for the year ended December 31, 2006. This $84.9 million increase primarily consisted of $49.5 million in additional payroll-related costs to support increased memberships at new centers, an increase of $18.2 million in facility-related costs, including incremental lease expense for the seven leased centers for which we assumed operating in late July 2006, utilities and real estate taxes, and an increase in expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased slightly due to lower center operating margins associated with new centers including the leased centers.
Advertising and marketing expenses. Advertising and marketing expenses were $25.0 million, or 3.8% of total revenue, for the year ended December 31, 2007 compared to $20.8 million, or 4.1% of total revenue, for the year ended December 31, 2006. These expenses increased primarily due to advertising for our new centers and those centers engaging in presale activities. As a percent of total revenue, advertising and marketing expenses decreased primarily due to fewer and more efficient marketing campaigns.
General and administrative expenses. General and administrative expenses were $40.8 million, or 6.2% of total revenue, for the year ended December 31, 2007 compared to $37.8 million, or 7.4% of total revenue, for the year ended December 31, 2006. This $3.0 million increase was primarily due to increased costs to support the growth in membership and the center base. As a percent of total revenue, general and administrative expense decreased primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $16.3 million for the year ended December 31, 2007 compared to $13.0 million for the year ended December 31, 2006. This 25.7% increase is a result of the growth in other revenue.
Depreciation and amortization. Depreciation and amortization was $59.0 million for the year ended December 31, 2007 compared to $47.6 million for the year ended December 31, 2006. This $11.4 million increase was due primarily to depreciation on our centers opened in 2006 and 2007.
Interest expense, net. Interest expense, net of interest income, was $25.4 million for the year ended December 31, 2007 compared to $17.4 million for the year ended December 31, 2006. This $8.0 million increase was primarily the result of increased average debt balances and increased interest rates on floating debt.
Provision for income taxes. The provision for income taxes was $45.2 million for the year ended December 31, 2007 compared to $33.5 million for the year ended December 31, 2006. This $11.7 million increase was due to an increase in income before income taxes of $29.2 million.
Net income. As a result of the factors described above, net income was $68.0 million, or 10.4% of total revenue, for the year ended December 31, 2007 compared to $50.6 million, or 9.9% of total revenue, for the year ended December 31, 2006.

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
Operating Activities
As of December 31, 2007, we had total cash and cash equivalents of $5.4 million and $6.8 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $66.7 million available under the terms of our revolving credit facility as of December 31, 2007.
Net cash provided by operating activities was $142.2 million for 2007 compared to $125.9 million for 2006, driven primarily by a $17.5 million, or 34.5%, improvement in net income. Historically, our operating cash flow has been in line with our EBITDA growth rate. In 2007, however, we experienced a divergence of these rates as operating cash flow grew by 13.0% and EBITDA grew by 32.7%. The primary reason for this change is the impact our working capital had on overall operating cash flows, as we experienced approximately $26.0 million less of changes in operating assets and liabilities in 2007 than in 2006. Drivers of this include a $14.8 million reduction in income taxes receivable due to greater tax payments made during 2007 as compared to 2006, a $4.7 million increase in other current assets due to land held for sale, an increase of $4.1 million in accounts receivable due to growth in our corporate businesses and a $2.4 million increase in inventories due to in-center business growth.
Net cash provided by operating activities was $125.9 million for 2006 compared to $108.0 million for 2005, driven primarily by a $9.4 million or 22.7%, improvement in net income.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through 2007, has ranged from approximately $18 to $38 million, which includes the land, the building and approximately $3 million of exercise equipment, furniture and fixtures. We expect the average cost of new centers constructed in 2008 to be approximately $35 million, reflecting location costs and the new 3-story centers set to open.

Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Purchases of property and equipment	$415,822	$261,767	$190,355
Non-cash property and equipment purchases financed through capital lease obligations	1,445	—	96
Non-cash property purchases financed through notes payable obligation	95	1,620	—
Non-cash property purchases in accounts payable	10,218	22,594	8,773
Non-cash share-based compensation capitalized to projects under development	744	1,055	—

Total capital expenditures	$428,324	$287,036	$199,224

The following schedule reflects capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
New center building and construction on clubs opened through the current year	$159,938	$141,104	$107,813
New center land, building and construction on clubs to be opened in the next year	149,662	102,949	67,204
New center land, building and construction on clubs to be opened two years out	20,297	9,866	—
Acquisitions, updating existing centers and corporate infrastructure	(1) 98,427	33,117	24,207

Total capital expenditures	$428,324	$287,036	$199,224

(1)	In 2007, we incurred approximately $98.4 million of capital expenditures related to acquisitions, updating existing centers and corporate infrastructure. This was comprised of approximately $22.2 for the regular maintenance of our existing center base, $28.0 million for the remodels of the seven centers leased in July 2006, $23.4 million for the construction of our corporate office building which we moved into in December 2007, and $24.8 million for acquisitions and general corporate purposes.
At December 31, 2007, we had purchased the real property for nine of the new centers that we plan to open in 2008, we had leased the real property for two of the new centers we plan to open in 2008 and we had entered into agreements to purchase real property for the development of eight of the eleven new centers that we plan to open in 2009.
We expect our capital expenditures to be approximately $440 to $460 million in 2008, of which we expect approximately $25 to $30 million to be one-time in nature for the remaining remodel of the seven centers leased in July 2006 and the two acquired and leased centers we took over in 2007. In addition, we expect to incur approximately $385 to $395 million for new center construction and approximately $30 to $35 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures with cash from operations, our revolving line of credit and additional long term financing.
Financing Activities
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2007, the present value of the future minimum lease payments due under the lease amounted to $6.6 million.

We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in September 2011, and are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are being amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. As of December 31, 2007, $117.6 million remained outstanding on the notes.
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On May 31, 2007, we entered into a Second Amended and Restated Credit Agreement effective May 31, 2007 to amend and restate our U.S. Bank Facility. The material changes to the U.S. Bank Facility increase the amount of the facility from $300.0 million to $400.0 million, which may be increased by an additional $25.0 million upon the exercise of an accordion feature, and extend the term of the facility by a little over one year to May 31, 2012. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were reduced to zero at all times (from zero to 25 basis points) for base rate borrowings and decreased to 62.5 to 150 basis points (from 75 to 175 basis points) for Eurodollar borrowings. As of December 31, 2007, $312.8 million was outstanding on the U.S. Bank Facility, plus $20.5 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2007 was 6.7% and $230.2 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2006 was 6.8% and $140.0 million, respectively.
On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate.
In June 2006, through a wholly owned subsidiary, we signed a promissory note in the amount of $1.7 million in favor of a municipality. The note is secured by a mortgage on the real property purchased from the municipality on the same date for the purpose of constructing one of our centers. The note bears no interest and is payable in two equal payments of $0.8 million on the third and sixth anniversary dates of the opening of the center. Those dates are June 2010 and June 2013. We recorded a $0.5 million reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. At December 31, 2007, $1.7 million was outstanding under this note, including $0.5 million of imputed interest.
In November 2006, we signed a promissory note in the amount of $0.5 million in favor of the seller of certain real property we purchased on the same date for the purpose of constructing one of our centers. The note is unsecured and bears interest at 5.6%. The note is payable in various unequal installments over a three year period following the opening of the center, which occurred in January 2008. The note is due and payable in full no later than December 2010. We recorded a $48 reduction in the purchase price to reflect imputed interest between the accounting acquisition date and the final payment of consideration. At December 31, 2007, $0.6 million was outstanding under this note, including less than $0.1 million of imputed interest.
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

Interest on the amounts borrowed under the mortgage financing referenced above is 6.03% per annum, with a constant monthly debt service payment of $0.6 million. Our subsidiary LTF CMBS I, LLC, as landlord, and LTF Club Operations Company, Inc., another wholly owned subsidiary as tenant, entered into a lease agreement dated January 24, 2007 with respect to the properties. The initial term of the lease ends in February 2022, but the lease term may be extended at the option of LTF Club Operations Company, Inc. for two additional periods of five years each. Our subsidiaries may not transfer any of the properties except as permitted under the loan agreement. We guarantee the obligations of our subsidiary as tenant under the lease.
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $99.1 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2007, $104.0 million remained outstanding on the loan.
On August 29, 2007, we closed on the public offering, issuance and sale of 1,500,000 shares of our common stock, and on September 7, 2007, we closed on the issuance and sale of 175,000 shares of our common stock pursuant to exercise of the underwriters’ over-allotment option. The shares were sold pursuant to an underwriting agreement with Credit Suisse Securities (USA) LLC that was entered into on August 24, 2007. The shares were sold to the public at $55.40 per share, and the resulting proceeds totaled $92.5 million, net of underwriting discounts and commissions and offering expenses of $0.3 million. We used the net proceeds to repay a portion of the amounts outstanding under our revolving credit facility.
We have financed two of our centers in Minnesota separately. These obligations bear interest at a fixed rate of approximately 6.4% and are being amortized over a 10-year period. The obligations are due in full in January 2012 and October 2012. As security for the obligations, we have granted mortgages on these two centers. At December 31, 2007, $4.5 million was outstanding with respect to these obligations.
On September 17, 2007, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. The contract has been designated a hedge against interest rate volatility. Changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2007, the $2.0 million, net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $3.3 million gross fair market value of the swap contract was included in long-term debt.
On December 31, 2007, we borrowed $8.5 million. The loan is evidenced by a promissory note that matures in January 2015, bears interest at 5.78% and is secured by an interest in certain personal property.
We have financed our purchase of some of our equipment through capital lease agreements with an agent and lender, on behalf of itself and other lenders. The terms of such leases are typically 60 months and our interest rates range from 5.5% to 10.0%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2007, $2.7 million was outstanding under these leases.
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2007.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2007:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Long-term debt obligations excluding obligations under capital leases	$555,323	$7,985	$22,273	$419,252	$105,813
Capital lease obligations	9,282	1,583	760	1,459	5,480
Interest (1)	256,509	35,602	71,403	47,923	101,581
Operating lease obligations	370,998	17,336	37,389	38,007	278,266
Purchase obligations (2)	156,393	154,253	2,132	8	—
Other long-term liabilities (3)	812	—	—	—	812

Total contractual obligations	$1,349,317	$216,759	$133,957	$506,649	$491,952

(1)	Interest expense obligations were calculated holding floating rate debt balances and interest rates constant at December 31, 2007 rates.

(2)	Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of eleven of our centers in 2008 and three of our centers in 2009, as well as contracts for the purchase of land.

(3)	Financial Interpretation No. 48 (“FIN 48”) obligations represent uncertain tax positions. In addition to the other long-term liabilities presented in the table above, approximately $12.9 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.
Recent Accounting Pronouncements
In July 2006, the FASB issued FIN 48 which clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The criterion allows for recognition in the financial statements of a tax position when it is more likely than not that the position will be sustained upon examination. FIN 48 was effective for us on January 1, 2007. For more information on the adoption of FIN 48, see Note 6 to our consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This accounting standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements with certain exceptions. SFAS 157 was effective for us January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This accounting standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We currently do not plan to adopt any of the provisions of SFAS 159.
In December 2007, the FASB issued a revision of SFAS No. 141, “Business Combinations” (“SFAS 141(R)”). This accounting standard requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS 141(R) requires that acquisition-related costs will be generally expensed as incurred. SFAS 141(R) also expands the disclosure requirements for business combinations. SFAS 141(R) will be effective for us on January 1, 2009. We are currently evaluating the effects of the adoption of SFAS 141(R).
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for any of the years in the three-year period ended December 31, 2007. We cannot assure you that future inflation will not have an adverse impact on our consolidated financial position and consolidated results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2007, our net floating rate indebtedness was approximately $187.8 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2007, our interest costs would have increased by approximately $2.0 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2007, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2007.

Item 8. Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,354	$6,880
Accounts receivable, net	4,475	2,320
Inventories	14,324	8,773
Prepaid expenses and other current assets	15,963	9,201
Deferred membership origination costs	16,205	12,575
Deferred income taxes	1,188	—
Income tax receivable	5,814	97

Total current assets	63,323	39,846
PROPERTY AND EQUIPMENT, net	1,259,271	902,122
RESTRICTED CASH	6,767	4,738
DEFERRED MEMBERSHIP ORIGINATION COSTS	14,367	10,875
OTHER ASSETS	42,805	30,095

TOTAL ASSETS	$1,386,533	$987,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9,568	$15,228
Accounts payable	12,872	8,878
Construction accounts payable	59,261	49,285
Accrued expenses	47,052	37,191
Deferred revenue	34,851	29,773

Total current liabilities	163,604	140,355
LONG-TERM DEBT, net of current portion	555,037	374,327
DEFERRED RENT LIABILITY	25,526	25,716
DEFERRED INCOME TAXES	38,607	38,584
DEFERRED REVENUE	17,529	15,917
OTHER LIABILITIES	13,673	264

Total liabilities	813,976	595,163

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 39,137,947 and 36,817,199 shares issued and outstanding, respectively	783	737
Additional paid-in capital	373,910	259,905
Retained earnings	199,890	131,871
Accumulated other comprehensive loss	(2,026)	—

Total shareholders’ equity	572,557	392,513

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,386,533	$987,676

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006	2005
	(In thousands, except per share data)
REVENUE:
Membership dues	$434,138	$339,623	$262,989
Enrollment fees	24,741	22,438	20,341
In-center revenue	182,215	138,332	97,710

Total center revenue	641,094	500,393	381,040
Other revenue	14,692	11,504	9,076

Total revenue	655,786	511,897	390,116
OPERATING EXPENSES:
Center operations (including $2,597, $2,179 and $0 related to share-based compensation expense, respectively)	377,235	292,273	216,314
Advertising and marketing	24,967	20,770	14,446
General and administrative (including $5,149, $5,377 and $388 related to share-based compensation expense, respectively)	40,820	37,781	27,375
Other operating	16,340	12,998	12,693
Depreciation and amortization	59,014	47,560	38,346

Total operating expenses	518,376	411,382	309,174

Income from operations	137,410	100,515	80,942
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $438, $269 and $259, respectively	(25,443)	(17,356)	(14,076)
Equity in earnings of affiliate	1,272	919	1,105

Total other income (expense)	(24,171)	(16,437)	(12,971)

INCOME BEFORE INCOME TAXES	113,239	84,078	67,971
PROVISION FOR INCOME TAXES	45,220	33,513	26,758

NET INCOME	$68,019	$50,565	$41,213

BASIC EARNINGS PER COMMON SHARE	$1.81	$1.40	$1.19

DILUTED EARNINGS PER COMMON SHARE	$1.78	$1.37	$1.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	37,518	36,118	34,592

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	38,127	36,779	36,339

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other
	Common Stock		Additional Paid-In	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Loss	Earnings	Total
	(In thousands, except share data)
BALANCE — December 31, 2004	33,791,61	$676	$209,931	$(66)	$—	$40,093	$250,634
Common stock issued upon exercise of stock options	1,698,714	34	6,149	—	—	—	6,183
Grant of restricted stock	80,243	2	2,625	(2,627)	—	—	—
Compensation related to stock options and restricted stock	—	—	255	387	—	—	642
Tax benefit upon exercise of stock options	—	—	9,172	—	—	—	9,172
Net income	—	—	—	—	—	41,213	41,213

BALANCE — December 31, 2005	35,570,567	712	228,132	(2,306)	—	81,306	307,844
Reclassification of deferred compensation to additional paid-in capital	—	—	(2,306)	2,306	—	—	—
Common stock issued upon exercise of stock options	1,090,788	22	15,242	—	—	—	15,264
Grant of restricted stock	156,164	3	(3)	—	—	—	—
Forfeiture of restricted stock	(320)	—	—	—	—	—	—
Compensation related to stock options and restricted stock	—	—	7,556	—	—	—	7,556
Capitalized compensation related to stock options and restricted stock	—	—	1,055	—	—	—	1,055
Tax benefit upon exercise of stock options	—	—	10,229	—	—	—	10,229
Net income	—	—	—	—	—	50,565	50,565

BALANCE — December 31, 2006	36,817,199	737	259,905	—	—	131,871	392,513
Common stock issued upon common stock offering	1,675,000	33	92,469	—	—	—	92,502
Common stock issued upon exercise of stock options	487,075	10	8,444	—	—	—	8,454
Grant of restricted stock	162,393	3	(3)	—	—	—	—
Forfeiture of restricted stock	(3,720)	—	—	—	—	—	—
Compensation related to stock options and restricted stock	—	—	7,746	—	—	—	7,746
Capitalized compensation related to stock options and restricted stock	—	—	744	—	—	—	744
Tax benefit upon exercise of stock options	—	—	4,605	—	—	—	4,605
Interest rate swap contract	—	—	—	—	(2,026)	—	(2,026)
Net income	—	—	—	—	—	68,019	68,019

BALANCE — December 31, 2007	39,137,947	$783	$373,910	$—	$(2,026)	$199,890	$572,557

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,019	$50,565	$41,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,014	47,560	38,346
Deferred income taxes	11,505	3,165	3,315
Loss on disposal of property and equipment, net	354	946	539
Amortization of deferred financing costs	853	696	1,025
Share-based compensation	7,746	7,556	388
Excess tax benefit from stock option exercises	(4,605)	(10,229)	—
Changes in operating assets and liabilities	(544)	25,425	22,870
Other	(136)	168	256

Net cash provided by operating activities	142,206	125,852	107,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(415,822)	(261,767)	(190,355)
Proceeds from sale of property and equipment	5,054	6,629	4,411
Proceeds from property insurance settlement	78	581	—
Increase in other assets	(4,488)	(7,803)	(3,083)
Decrease (increase) in restricted cash	(2,029)	(823)	8,177

Net cash used in investing activities	(417,207)	(263,183)	(180,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	113,455	—	5,652
Repayments on long-term borrowings	(11,181)	(19,120)	(23,971)
Proceeds from revolving credit facility, net	67,800	134,000	80,678
Increase in deferred financing costs	(2,160)	(842)	(1,175)
Proceeds from common stock offering, net of underwriting discount and offering costs	92,502	—	—
Excess tax benefit from exercise of stock options	4,605	10,229	—
Proceeds from exercise of stock options	8,454	15,264	6,183

Net cash provided by financing activities	273,475	139,531	67,367

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,526)	2,200	(5,531)
CASH AND CASH EQUIVALENTS – Beginning of period	6,880	4,680	10,211

CASH AND CASH EQUIVALENTS – End of period	$5,354	$6,880	$4,680

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $8,425, $5,308 and $3,965, respectively	$30,621	$22,183	$17,212

Cash payments for income taxes	$33,746	$17,005	$13,227

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment purchases financed through capital lease obligations	$1,445	$—	$96

Purchases of property purchase financed through notes payable	$95	$1,620	$—

Purchases of property and equipment in accounts payable	$10,218	$22,594	$8,773

Non-cash share-based compensation capitalized to projects under development	$744	$1,055	$—

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
1. Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating sports and athletic, professional fitness, family recreation and resort/spa centers, principally in residential locations of major metropolitan areas. As of December 31, 2007, we operated 70 centers and one satellite center, including 25 in Minnesota, 14 in Texas, eight in Illinois, six in Michigan, four in Arizona, three in Ohio, two each in Virginia and Georgia and one each in Florida, Indiana, Kansas, Maryland, Nebraska, North Carolina and Utah.
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
Pre-Opening Operations — We generally operate a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs, primarily sales commissions and related benefits, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over a period of 36 months beginning when the center opens; however, the related advertising, office, rent and other expenses incurred during this period are expensed as incurred.
Cash and Cash Equivalents — We classify all unrestricted cash accounts and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The rollforward of these allowances are as follows:

	December 31,
	2007	2006	2005
Allowance for Doubtful Accounts:
Balance, beginning of period	$616	$187	$435
Provisions	345	542	126
Write-offs against allowance	(206)	(113)	(374)

Balance, end of period	$755	$616	$187

Sales Returns and Allowances:
Balance, beginning of period	$—	$134	$289
Provisions	—	(52)	255
Write-offs against allowance	—	(82)	(410)

Balance, end of period	$—	$—	$134

We no longer carry sales returns and allowances as a result of our discontinuation of the sale of our nutritional products through independent retailers during 2006. We continue to sell our nutritional products through LifeCafe.
Inventories — Inventories consist primarily of operational supplies, nutritional products and uniforms. These inventories are stated at the lower of cost or market value.
Inventories consist of the following:

	December 31,
	2007	2006
Center operations inventory	$4,232	$3,815
In-center businesses inventory	7,144	3,452
Apparel and uniforms	2,693	1,250
Other	255	256

	$14,324	$8,773

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist primarily of prepaid insurance, other prepaid operating expenses and deposits and two properties held for sale.
Prepaid expenses and other current assets consist of the following:

	December 31,
	2007	2006
Land held for sale	$5,390	$—
Insurance deposits	2,664	2,578
Deferred costs	1,928	1,480
Prepaid lease obligations	1,232	1,489
Due from affiliate	490	233
Other prepaid expenses and current assets	4,259	3,421

	$15,963	$9,201

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
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
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2007	2006
Land		$219,347	$154,680
Buildings	3-40 years	869,365	630,565
Leasehold improvements	1-20 years	36,253	34,695
Construction in progress		137,335	82,589

		1,262,300	902,529

Equipment:
Fitness	5-7 years	76,620	59,559
Computer and telephone	3-5 years	35,792	32,335
Capitalized software	5 years	21,884	17,345
Decor and signage	5 years	8,962	7,018
Audio/visual	3-5 years	15,319	11,349
Furniture and fixtures	7 years	9,300	7,579
Other equipment	3-7 years	48,135	33,965

		216,012	169,150

Property and equipment, gross		1,478,312	1,071,679
Less accumulated depreciation		219,041	169,557

Property and equipment, net		$1,259,271	$902,122

At December 31, 2007, we had eleven centers under construction: three in Texas, two in Georgia and one each in Colorado, Illinois, Missouri, Maryland, New Jersey and Virginia. Construction in progress, including land purchased for future development totaled $206.3 million at December 31, 2007 and $116.9 million at December 31, 2006.
Capitalized software is our internally developed Web-based systems to facilitate member enrollment and management, as well as point of sale system enhancements. Costs related to these projects have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
Other equipment consists primarily of cafe, spa and playground and laundry equipment.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or corporate business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or corporate business, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no impairments were deemed to have occurred during 2007, 2006 or 2005.
Derivative Instruments and Hedging Activities.  As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity. We do not hold or issue derivative financial instruments for trading purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. Our policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.
In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings. The contract fixed the rate on $125.0 million of borrowings at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. The contract has been designated a hedge against interest rate volatility. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2007, the $2.0 million, net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $3.3 million gross fair market value of the swap contract was included in long-term debt.
Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2007	2006
Financing costs, net	$5,399	$4,093
Investment in unconsolidated affiliate (see Note 3)	2,636	2,400
Site development costs	2,669	2,371
Lease deposits	3,867	2,340
Earnest money deposits	9,632	8,984
Intangible assets	5,505	4,252
Land held for sale	10,592	5,655
Other	2,505	—

	$42,805	$30,095

Site development costs consist of legal, engineering, architectural, environmental, feasibility and other direct expenditures incurred for certain new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Site development costs capitalized in the years ended December 31, 2007 and 2006 were approximately $10.3 million and $6.1 million, respectively. Upon completion of a project, the site development costs are classified as property and equipment and depreciated over the useful life of the asset.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Intangible assets are comprised principally of goodwill, leasehold rights at our Highland Park, Minnesota office building and trade names. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets determined to have an indefinite useful life, which consist of all our intangible assets, are not amortized but instead tested for impairment at least annually.
We are required to test our intangible assets for impairment on an annual basis. We are also required to evaluate these assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. An indicator of potential impairment that could impact our intangible asset values include, but is not limited to, a significant loss of occupancy at our rental property located in Highland Park, Minnesota. We tested to determine if the fair values of each of our intangible assets were in excess of their respective carrying values at December 31, 2007 and December 31, 2006, for purposes of the annual impairment test.
The following table summarizes the changes in our net intangible balance during the years ended December 31, 2007, 2006 and 2005:

Balance at December 31, 2004	$241
Leasehold rights acquired	2,318
Trade name acquired	321

Balance at December 31, 2005	2,880
Goodwill acquired	1,272
Trade name acquired	100

Balance at December 31, 2006	4,252
Purchase price adjustment (1)	(1,346)
Goodwill acquired	2,599
Balance at December 31, 2007	$5,505

(1)	Includes adjustments related to the finalization of the purchase price allocation of 2006 acquisition transactions.
The following table summarizes the carrying amounts of our intangible assets:

	December 31,
	2007	2006
Goodwill	$2,599	$1,346
Leasehold rights	2,318	2,318
Trade names	588	588

	$5,505	$4,252

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2007	2006
Payroll related	$8,129	$7,092
Real estate taxes	9,395	8,120
Center operating costs	17,032	14,126
Insurance	2,692	2,112
Interest	3,185	376
Other	6,619	5,365

	$47,052	$37,191

Income Taxes — We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would record a valuation allowance, which would reduce the provision for income taxes.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
We adopted the provisions of FIN 48, on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded; however, certain amounts have been presented in the consolidated balance sheet in conformance with the requirements of the statement.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
Earnings per Common Share — Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the numerator is adjusted to add back any redeemable preferred stock accretion and the denominator is increased for the conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2007	2006	2005
Net income	$68,019	$50,565	$41,213

Weighted average number of common shares outstanding — basic	37,518	36,118	34,592
Effect of dilutive stock options	476	509	1,739
Effect of dilutive restricted stock awards	133	152	8

Weighted average number of common shares outstanding — diluted	38,127	36,779	36,339

Basic earnings per common share	$1.81	$1.40	$1.19

Diluted earnings per common share	$1.78	$1.37	$1.13

The number of total common shares outstanding at December 31, 2007 was 39,137,947.
Share-Based Compensation — We have stock option plans for employees and accounts for these option plans in accordance with Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123(R)”). Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation. In accordance with the modified prospective transition method of SFAS 123(R), financial results for the prior periods have not been restated.
Had compensation cost for these plans been determined consistent with SFAS 123(R) for the year ended December 31, 2005, our net income applicable to common shareholders, basic EPS and diluted EPS would have been reduced to the following pro forma amounts:

Net income applicable to common shareholders — basic:
As reported	$41,213

Pro forma	$35,870

Basic earnings per common share:
As reported	$1.19

Pro forma	$1.04

Net income applicable to common shareholders — diluted:
As reported	$41,213

Pro forma	$35,870

Diluted earnings per common share:
As reported	$1.13

Pro forma	$0.99

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	December 31,
	2007	2006	2005
Risk-free interest rate	4.7%	4.8%	4.0%
Expected dividend yield	—	—	—
Expected life in years	5	5	6
Volatility	36.9%	35.9%	42.7%
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
Fair Value of Financial Instruments — The carrying amounts related to cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of the term notes payable and capital leases approximated $245.1 million and $11.8 million, respectively, as of December 31, 2007. The fair value of our other long-term debt approximates the carrying value and is based on variable rates or interest rates for the same or similar debt offered to us having the same or similar remaining maturities and collateral requirements.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors and expected life in determining fair value of option grants, tax provisions and provisions for uncollectible receivables. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical average expected life of center memberships. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2007	2006	2005
Accounts receivable	$(2,155)	$1,947	$(3,080)
Income tax receivable	(1,112)	13,643	1,068
Inventories	(5,551)	(3,104)	(698)
Prepaid expenses and other current assets	(6,762)	(2,014)	88
Deferred membership origination costs	(7,122)	(4,958)	(3,159)
Accounts payable	4,895	(132)	12,623
Accrued expenses	9,861	9,329	8,711
Deferred revenue	6,690	7,904	5,503
Deferred rent	(190)	2,546	1,814
Other liabilities	902	264	—

	$(544)	$25,425	$22,870

Our capital expenditures were as follows:

	For the Year Ended December 31,
	2007	2006	2005
Purchases of property and equipment	$415,822	$261,767	$190,355
Non-cash property and equipment purchases financed through capital lease obligations	1,445	—	96
Non-cash property purchases financed through notes payable obligations	95	1,620	—
Non-cash property purchases in accounts payable	10,218	22,594	8,773
Non-cash share-based compensation capitalized to projects under development	744	1,055	—

Total capital expenditures	$428,324	$287,036	$199,224

New Accounting Pronouncements — In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The criterion allows for recognition in the financial statements of a tax position when it is more likely than not that the position will be sustained upon examination. FIN 48 was effective for us on January 1, 2007. For more information on the adoption of FIN 48, see Note 6.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This accounting standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements with certain exceptions. SFAS 157 was effective for us January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This accounting standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We currently do not plan to adopt any of the provisions of SFAS 159.
In December 2007, the FASB issued a revision of SFAS No. 141, “Business Combinations” (“SFAS 141(R)”). This accounting standard requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS 141(R) requires that acquisition-related costs will be generally expensed as incurred. SFAS 141(R) also expands the disclosure requirements for business combinations. SFAS 141(R) will be effective for us on January 1, 2009. We are currently evaluating the effects of the adoption of SFAS 141(R).
Comprehensive Income — We follow the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which established standards for reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For us, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a loss of $2.0 million, net of tax, related to our outstanding interest rate swap contract. For more information, see Note 4.
3. Investment in Unconsolidated Affiliate
In December 1999, we, together with two unrelated organizations, formed an Illinois limited liability company named LIFE TIME Fitness Bloomingdale L.L.C. (“Bloomingdale LLC”) for the purpose of constructing and operating a center in Bloomingdale, Illinois. The center opened for business in February 2001. Each of the three members maintains an equal interest in Bloomingdale LLC. Pursuant to the terms of the agreement that governs the formation and operation of Bloomingdale LLC (the “Operating Agreement”), each of the three members contributed $2.0 million to Bloomingdale LLC. We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of Bloomingdale LLC require the consent of the other members of Bloomingdale LLC. The Operating Agreement expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. We account for our interest in Bloomingdale LLC using the equity method.
Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14.7 million. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee. The guarantee runs through June 7, 2010. As of December 31, 2007, the maximum amount of future payments under our one-third of the guarantee was $3.4 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, the members are entitled to receive monthly cash distributions from Bloomingdale LLC. The amount of this monthly distribution is, and will continue to be throughout the term of the agreement, approximately $0.1 million per member. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members had the right to receive distributions from Bloomingdale LLC in the amount of $0.7 million for each of the three years 2007, 2006 and 2005.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
4. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2007	2006
Term notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to June 2011, collateralized by certain related real estate and buildings	$117,597	$122,498
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012, collateralized by certain personal property	312,800	245,000
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017, collateralized by certain related real estate and buildings	103,990	—
Mortgage notes payable to bank, due in monthly installments of $52 through October 2012, including interest at approximately 6.4%, collateralized by certain interests in related two centers	4,461	4,707
Promissory note payable to a municipality, collateralized by a mortgage on the underlying property, due in two equal payments through June 2013, including interest of 0.0%, (balances shown net of imputed interest of $450 and $533, respectively)	1,201	1,118
Unsecured promissory note, due in various unequal installments, expiring December 2010, including interest at 5.6% (balances shown net of imputed interest of $36 and $48, respectively)	514	502
Promissory note payable to lender, monthly interest and principal payments totaling $80 including interest at 5.78% to January 2015, collateralized by a certain interest in secured property	8,455	—
Interest rate swap on notional amount of $125,000 at a fixed annual rate of 4.825%, expiring October 2010	3,252	—
Special assessments payable, due in variable semiannual installments through September 2028, including interest at 4.25% to 7.00%, secured by the related real estate and buildings	3,053	2,870

Total debt (excluding obligations under capital leases)	555,323	376,695
Obligations under capital leases (see below)	9,282	12,860

Total debt	564,605	389,555
Less current maturities	9,568	15,228

Total long-term debt	$555,037	$374,327

On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On May 31, 2007, we entered into a Second Amended and Restated Credit Agreement effective May 31, 2007 to amend and restate our U.S. Bank Facility. The material changes to the U.S. Bank Facility increase the amount of the facility from $300.0 million to $400.0 million, which may be increased by an additional $25.0 million upon the exercise of an accordion feature, and extend the term of the facility by a little

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
over one year to May 31, 2012. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were reduced to zero at all times (from zero to 25 basis points) for base rate borrowings and decreased to 62.5 to 150 basis points (from 75 to 175 basis points) for Eurodollar borrowings. As of December 31, 2007, $312.8 million was outstanding on the U.S. Bank Facility, plus $20.5 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2007 was 6.7% and $230.2 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2006 was 6.8% and $140.0 million, respectively.
On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate.
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
Interest on the amounts borrowed under the mortgage financing referenced above is 6.03% per annum, with a constant monthly debt service payment of $0.6 million. Our subsidiary LTF CMBS I, LLC, as landlord, and LTF Club Operations Company, Inc., another wholly owned subsidiary as tenant, entered into a lease agreement dated January 24, 2007 with respect to the properties. The initial term of the lease ends in February 2022, but the lease term may be extended at the option of LTF Club Operations Company, Inc. for two additional periods of five years each. Our subsidiaries may not transfer any of the properties except as permitted under the loan agreement. We guarantee the obligations of our subsidiary as tenant under the lease.
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $99.1 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2007, $104.0 million remained outstanding on the loan.
On September 17, 2007, we entered into a three-year floating-to-fixed interest rate swap contract, effective October 10, 2007, with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on $125.0 million of variable rate borrowings. Under the terms of the agreement we pay J.P. Morgan interest on a notional amount of $125.0 million at a fixed annual rate of 4.825%. In return we receive interest payments on the same notional amount at the 90 day LIBOR rate resetting every three months. The contract has been designated a hedge against interest rate volatility. Consequently, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2007, the $2.0 million, net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $3.3 million gross fair market value of the swap contract was included in long-term debt.
On December 31, 2007, we borrowed $8.5 million. The loan is evidenced by a promissory note that matures in January 2015, bears interest at 5.78% and is secured by an interest in certain personal property.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2007, the present value of future minimum lease payments due under the lease amounted to $6.6 million.
We were in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2007.
Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2007 are as follows:

2008	$7,985
2009	8,722
2010	13,551
2011	101,282
2012	317,970
Thereafter	105,813

$555,323

We are a party to capital equipment leases with third parties which include monthly rental payments of approximately $0.2 million as of December 31, 2007. Amortization recorded for these capital leased assets totaled $3.7 million and $4.7 million for the years ended December 31, 2007 and 2006, respectively. The following is a summary of property and equipment recorded under capital leases:

	December 31,
	2007	2006
Land and buildings	$6,622	$6,622
Equipment	26,078	35,863

	32,700	42,485
Less accumulated amortization	21,937	27,548

	$10,763	$14,937

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2007 are as follows:

2008	$2,464
2009	1,172
2010	1,169
2011	1,226
2012	1,648
Thereafter	7,480

15,159
Less amounts representing interest	5,877

Present value of net minimum lease payments	9,282
Current portion	1,583

$7,699

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
5. Subsequent Event
On January 24, 2008, we amended our credit facility with U.S. Bank National Association to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate.
6. Income Taxes
The provision for income taxes is comprised of:

	December 31,
	2007	2006	2005
Current tax expense	$33,358	$30,348	$23,443
Deferred tax expense	8,297	3,165	3,315
Non-current tax expense	3,565	—	—

Income tax provision	$45,220	$33,513	$26,758

The amount of deferred tax expense does not reconcile to the change in the deferred tax year end balances due to the separate noncurrent tax liability created pursuant to the requirement of FIN 48 and the tax effect of Other Comprehensive Income items.
The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	December 31,
	2007	2006	2005
Income tax provision at federal statutory rate	$39,634	$29,428	$23,790
State and local income taxes, net of federal tax benefit	4,837	3,268	3,495
Other, net	749	817	(527)

Income tax provision	$45,220	$33,513	$26,758

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the deferred tax liability are as follows:

	December 31,
	2007	2006
Property and equipment	$(32,274)	$(43,088)
Partnership interest	(8,967)	—
Accrued rent expense	2,618	5,612
Other comprehensive income	1,226	—
Costs related to deferred revenue	(3,280)	(1,904)
Other, net	3,258	796

Net deferred tax liability	$(37,419)	$(38,584)

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit — beginning balance	$9,228
Gross increases — tax positions in current period	4,329
Settlements	(161)
Lapse of statute of limitations	(504)

Unrecognized tax benefit — ending balance	$12,892

Included in the balance of unrecognized tax benefits at December 31, 2007 are $1.4 million of benefits that, if recognized, would affect the effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest of $0.4 million during 2007 and in total, as of December 31, 2007, has recognized a liability for penalties and interest of $0.8 million.
In addition, we believe that it is reasonably possible that approximately $3.6 million of our currently remaining unrecognized tax positions, of which $3.1 million relates to depreciation related to property and equipment lives, may be recognized by the end of 2008 as a result of a lapse of the statute of limitations. The balance of $12.9 million is included in other long-term liabilities on our consolidated balance sheet.
We are subject to taxation in the U.S. and various states. Our tax years 2004, 2005 and 2006 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2004.
7. Offering of Capital Stock
On August 29, 2007, we closed on the public offering, issuance and sale of 1,500,000 shares of our common stock, and on September 7, 2007, we closed on the issuance and sale of 175,000 shares of our common stock pursuant to exercise of the underwriters’ over-allotment option. The shares were sold pursuant to an underwriting agreement with Credit Suisse Securities (USA) LLC that was entered into on August 24, 2007. The shares were sold to the public at $55.40 per share, and the resulting proceeds totaled $92.5 million, net of underwriting discounts and commissions and offering expenses of $0.3 million. We used the net proceeds to repay a portion of the amounts outstanding under our revolving credit facility.
8. Share-Based Compensation
The FCA, Ltd. 1996 Stock Option Plan (the 1996 Plan) reserved up to 2,000,000 shares of our common stock for issuance. Under the 1996 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of the our common stock to eligible employees, directors, and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. As of December 31, 2007, we had granted a total of 1,700,000 options to purchase common stock under the 1996 Plan, of which 12,000 were outstanding. In connection with approval of the Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan.
The LIFE TIME FITNESS, Inc. 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of our common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of our common stock to eligible employees, directors and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. The 1998 Plan was amended in December 2003 by our Board of Directors and shareholders to reserve an

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
additional 1,500,000 shares of our common stock for issuance. As of December 31, 2007, we had granted a total of 1,957,500 options to purchase common stock under the 1998 Plan, of which 304,905 were outstanding. In connection with approval of the 2004 Plan, as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1998 Plan.
The 2004 Plan reserved up to 3,500,000 shares of our common stock for issuance. Under the 2004 Plan, the Compensation Committee of our Board of Directors administers the 2004 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas SFAS 123(R) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. Eligible participants under the 2004 Plan include our officers, employees, non-employee directors and consultants. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and 1998 Plan. During 2007, we issued 162,393 shares of restricted stock. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $49.06 to $53.95 during 2007. The restricted stock generally vests over periods ranging from one to five years. As of December 31, 2007, we had granted a total of 1,929,665 options to purchase common stock under the 2004 Plan, of which options to purchase 891,362 shares were outstanding, and a total of 405,828 restricted shares under the 2004 Plan, of which 302,345 restricted shares were unvested. As of December 31, 2007, 1,276,686 shares remain available for grant under the 2004 Plan.
Total share-based compensation expense, which includes stock option expense from the adoption of SFAS 123(R) and restricted stock expense, included in our consolidated statements of operations for the years ended December 31, 2007 and 2006, was as follows:

	For the Year Ended December 31,
	2007	2006
Share-based compensation expense related to stock options	$3,206	$5,671
Share-based compensation expense related to restricted shares	4,410	1,833
Share-based compensation expense related to employee stock purchase program (“ESPP”)	130	52

Total share-based compensation expense	$7,746	$7,556

A summary of restricted stock activity follows:

		Range of
	Restricted	Market Price
	Shares	Per Share on
	Outstanding	Grant Date
Balance — December 31, 2005	83,634	$24.75-33.14
Granted	156,164	42.72-50.82
Canceled	(320)	46.51
Vested	(28,584)	24.75-42.72

Balance — December 31, 2006	210,894	24.75-50.82
Granted	162,393	49.06-53.95
Canceled	(3,720)	46.51-53.95
Vested	(67,222)	24.75-50.85

Balance — December 31, 2007	302,345	$24.75-53.95

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
During the years ended December 31, 2007 and 2006, we issued 162,393 and 156,164 shares of restricted stock, respectively, with an aggregate fair value of $8.0 million and $7.8 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2007 was $2.8 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
A summary of option activity is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2004	3,831,108
Granted	758,900
Exercised	(1,698,714)
Canceled	(133,628)

Outstanding at December 31, 2005	2,757,666	$17.01
Granted	71,954	46.57
Exercised	(1,090,788)	14.00
Canceled	(14,233)	16.41

Outstanding at December 31, 2006	1,724,599	$20.15
Granted	2,477	50.85
Exercised	(487,075)	17.34
Canceled	(31,734)	26.82

Outstanding at December 31, 2007	1,208,267	$21.17	6.5	$34,441

Vested or Expected to Vest at December 31, 2007	1,155,351	$20.99	6.5	$33,145

Exercisable at December 31, 2007	651,253	$17.74	6.0	$20,799

The weighted average grant date fair value of stock options granted during the years ended December 31, 2007 and 2006, was $20.35 and $18.41, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2007 and 2006 was $17.3 million and $34.8 million, respectively. As of December 31, 2007, there was $4.2 million of unrecognized compensation expense to be recognized over a weighted-average period of 1.2 years.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The options granted generally vest over a period of four to five years from the date of grant. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2007:

		Weighted Average			Weighted
		Remaining	Weighted		Average
	Number	Contractual Life	Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$1.66 to $8.00	202,165	4.1	$7.68	145,965	$7.55
$12.00 to $18.50	439,397	6.4	16.80	342,097	16.79
$22.15 to $25.47	366,601	7.2	25.43	99,325	25.47
$26.15 to $48.59	200,104	7.9	36.62	63,866	34.09

$1.66 to $48.59	1,208,267	6.5	$21.17	651,253	$17.74

Our net cash proceeds from the exercise of stock options were $8.5 million and $15.3 million for the years ended December 31, 2007 and 2006, respectively. The actual income tax benefit realized from stock option exercises was $4.6 million and $10.2 million, respectively, for those same periods. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as cash flows from operating activities in our consolidated statements of cash flows. In accordance with SFAS 123(R), for the years ended December 31, 2007 and 2006, the excess tax benefits from the exercise of stock options are presented as cash flows from financing activities.
Our employee stock purchase program (“ESPP”) provides for the sale of up to 1,500,000 share of our common stock to our employees at discounted purchase prices. The cost per share under this plan is currently 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period during 2007 under the ESPP began January 1, 2007 and ended June 30, 2007. The second purchase period began July 1, 2007 and ended December 31, 2007. Compensation expense under the ESPP, which was $0.1 million for 2007, is based on the discount of 10% at the end of the purchase period. $1.2 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,478,865 shares of common stock available for purchase under the ESPP as of December 31, 2007.
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our Employee Stock Purchase Plan. During 2007, we repurchased 12,635 shares for approximately $0.7 million. As of December 31, 2007, there were 478,865 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
9. Operating Segments
Our operations are conducted mainly through our sports and athletic, professional fitness, family recreation and resort/spa centers. We aggregate the activities of our centers and other ancillary businesses into one reportable segment as none of the centers or other ancillary businesses meet the quantitative thresholds for separate disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each of the centers has similar expected economic characteristics, service and product offerings, customers and design. Each of the other ancillary businesses either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table presents revenue for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Membership dues	$434,138	$339,623	$262,989
Enrollment fees	24,741	22,438	20,341
Personal training	88,278	65,191	45,272
Other in-center	93,937	73,141	52,438
Other	14,692	11,504	9,076

Total revenue	$655,786	$511,897	$390,116

10. Commitments and Contingencies
Lease Commitments — We lease certain property under operating leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2007 are as follows:

2008	$17,336
2009	18,679
2010	18,710
2011	18,578
2012	19,429
Thereafter	278,266

$370,998

Rent expense under operating leases was $19.4 million, $13.7 million and $10.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.
In October 2003, we financed two of our Michigan centers pursuant to the terms of a sale-leaseback transaction that qualified as an operating lease. Pursuant to the terms of the lease, we agreed to lease the centers for a period of 20 years. At December 31, 2007, the future minimum lease payments due under the lease amounted to $80.9 million.
Purchase Commitments — We contract in advance for land purchases and construction services and materials, among other things. The purchase commitments were $156.4 million, $164.5 million and $82.7 million at December 31, 2007, 2006, and 2005, respectively.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $1.5 million, $1.1 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.
11. Related Party Transactions
We reimburse a general contractor that is primarily owned by the former president of a wholly owned subsidiary for a car allowance, car insurance premiums, executive medical benefits and life insurance premiums provided by the general contractor to such person. Such former president incurred expenses totaling less than $0.1 million for each of the years ended December 31, 2007, 2006 and 2005. We made payments to the general contractor in the amounts of less than $0.1 million during each of the years ended December 31, 2007, 2006 and 2005 for expenses incurred during these and certain prior years.
We lease various fitness and office equipment from third party equipment vendors for use at the center in Bloomingdale, Illinois. We then sublease this equipment to Bloomingdale LLC. The terms of the sublease are such that Bloomingdale LLC is charged the equivalent of the debt service for the use of the equipment. We charged $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
In May 2001, we completed a transaction to sell and simultaneously lease back one of our Minnesota centers. We did not recognize any material gain or loss on the sale of the center. The purchaser and landlord in such transaction is an entity composed of four individuals, one of whom was the president of a wholly owned subsidiary. We paid rent pursuant to the lease of $0.9 million for each of the years ended December 31, 2007, 2006 and 2005.
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our chief executive officer has a 50% interest. In December 2003, we and the general partnership executed an addendum to this lease whereby we leased an additional 5,000 square feet of office space on a month-to-month basis within the shopping center, which we terminated effective January 1, 2007. We paid rent pursuant to this lease of $0.5 million for each of the years ended December 31, 2007, 2006 and 2005.
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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our company’s 401(k) plan and may be modified or changed by the participant or our company at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. Our company may, but does not currently plan to, make matching contributions and/or discretionary contributions to this plan. If our company did desire to make contributions to this plan, the contributions would vest to each participant according to their years of service with our company. At December 31, 2007, $0.8 million had been deferred and is being held on behalf of the employees. This amount is reflected as an other liability on the balance sheet.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
13. Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2007 and 2006:

	2006				2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue	$115,425	$122,455	$134,741	$139,276	$153,101	$162,137	$169,450	$171,098
Income from operations	21,172	23,530	27,794	28,019	28,741	33,500	37,543	37,626
Net income	10,433	12,385	13,639	14,108	14,134	16,485	18,350	19,050
Earnings per share (1)
Basic	$0.29	$0.34	$0.38	$0.39	$0.39	$0.45	$0.49	$0.48
Diluted	0.28	0.33	0.37	0.39	0.38	0.44	0.48	0.48

(1)	See Note 2 for discussion on the computation of earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Life Time Fitness, Inc.:
We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Life Time Fitness, Inc.:
We have audited the internal control over financial reporting of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s change in the method of accounting for share-based compensation in 2006 as described in Note 2.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 25, 2008

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

	2006				2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for number of centers and per share data)
Total revenue	$115,425	$122,455	$134,741	$139,276	$153,101	$162,137	$169,450	$171,098
Income from operations	21,172	23,530	27,794	28,019	28,741	33,500	37,543	37,626
Net income	10,433	12,385	13,639	14,108	14,134	16,485	18,350	19,050
Earnings per share
Basic	$0.29	$0.34	$0.38	$0.39	$0.39	$0.45	$0.49	$0.48
Diluted	0.28	0.33	0.37	0.39	0.38	0.44	0.48	0.48
Cash Flow Data:
Net cash provided by (used in):
Operating activities	33,813	27,168	42,028	22,843	39,027	27,150	41,167	34,862
Investing activities	(48,149)	(56,464)	(70,877)	(87,693)	(85,189)	(125,727)	(103,671)	(102,620)
Financing activities	12,204	26,748	35,419	65,160	45,197	100,925	55,014	72,339
EBITDA (1)	$32,934	$35,927	$39,698	$40,435	$42,744	$48,463	$52,776	$53,713
Centers open at end of quarter (2)	48	49	56	60	60	64	67	70

(1)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

(2)	The data being presented include the center owned by Bloomingdale LLC.

The following table provides a reconciliation of net income to EBITDA:

	2006				2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
		(In thousands, except for number of centers and per share data)
Net income	10,433	12,385	13,639	14,108	14,134	16,485	18,350	19,050
Interest expense, net	4,117	4,140	4,204	4,895	5,528	6,369	7,135	6,411
Provision for income taxes	6,865	7,256	10,139	9,253	9,395	10,931	12,374	12,520
Depreciation and amortization	11,519	12,146	11,716	12,179	13,687	14,678	14,917	15,732

EBITDA	$32,934	$35,927	$39,698	$40,435	$42,744	$48,463	$52,776	$53,713

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, they believe that, as of December 31, 2007, we maintained effective internal control over financial reporting.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.
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
Item 9B. Other Information.
None.
PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated into this item by reference is the information under “Election of Directors - Directors and Director Nominees,” “Election of Directors — Committees of Our Board of Directors,” “Election of Directors — Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
The following table sets forth the name, age and positions of each of our executive officers as of February 29, 2008:

Name	Age	Position
Bahram Akradi	46	Chairman of the Board of Directors and Chief Executive Officer
Michael J. Gerend	43	President and Chief Operating Officer
Michael R. Robinson	48	Executive Vice President and Chief Financial Officer
Eric J. Buss	41	Executive Vice President, General Counsel and Secretary
Mark L. Zaebst	48	Executive Vice President
Jeffrey G. Zwiefel	45	Senior Vice President, Life Time University
Bahram Akradi founded our company in 1992 and has been a director since our inception. Mr. Akradi was elected Chief Executive Officer and Chairman of the Board of Directors in May 1996. Mr. Akradi has over 24 years of experience in healthy way of life initiatives. From 1984 to 1989, he led U.S. Swim & Fitness Corporation as its co-founder and Executive Vice President. Mr. Akradi was a founder of the health and fitness Industry Leadership Council.
Michael J. Gerend was elected Executive Vice President and Chief Operating Officer upon joining our company in March 2003, and was promoted to President in December 2007. Prior to joining our company, Mr. Gerend was President and Chief Executive Officer of Grand Holdings, Inc., doing business as Champion Air, the largest dedicated provider of charter airlift in the airline industry, from July 1998 to January 2003. Mr. Gerend also held senior management positions at Northwest Airlines, Inc. from April 1991 to December 1997.

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
Item 11. Executive Compensation.
Incorporated into this item by reference is the information under “Election of Directors and “Executive Compensation” in our Proxy Statement.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) Documents filed as Part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements: Consolidated Balance Sheets as of December 31, 2007 and 2006 Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005 Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 Notes to Consolidated Financial Statements Reports of Independent Registered Public Accounting Firm
2. Financial Statement Schedules: The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements. Other schedules are omitted because they are not required.
     (b) Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1#	FCA, Ltd. 1996 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.2#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.3	Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.4	Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.5	Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.6	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.7	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.8	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.9	Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.10	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.11	Series A Stock Purchase Agreement dated May 7, 1996, including amendments thereto.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.12	Series B Stock Purchase Agreement dated December 8, 1998, including amendments thereto.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.13	Series C Stock Purchase Agreement dated August 16, 2000, including amendments thereto.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.14	Series D Stock Purchase Agreement dated July 19, 2001, including amendments thereto.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.15	Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center — Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.16#	Life Time Fitness, Inc. 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.17#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.32 to Amendment No. 3 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 9, 2004.

10.18	Schedule of parties to Executive Employment Agreements.	Filed Electronically.

10.19#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.20#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.21#	Summary of Non-Employee Director Compensation.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 24, 2006 (File No. 001-32230).

10.22#	2007 Key Executive Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230).

10.23	Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).

10.24	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230).

10.25#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.26#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.27	Lease Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.28	Guaranty and Suretyship Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.29	Purchase and Sale Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.30#	Form of 2006 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 001-32230).

10.31#	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230).

10.32#	Executive Nonqualified Excess Plan.	Incorporated by reference to Exhibit 10.32to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 001-32230).

10.33	Loan Agreement dated January 24, 2007 among LTF CMBS I, LLC, the Company and Goldman Sachs Commercial Mortgage Capital, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.34	Lease Agreement dated January 24, 2007 among LTF CMBS I, LLC and LTF Club Operations Company, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.35	Guaranty of the Loan Agreement dated January 24, 2007 for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P. executed by the Company.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.36	Lease Guaranty dated January 24, 2007 for the benefit of LTF CMBS I, LLC executed by the Company.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.37	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Filed Electronically.

21	Subsidiaries of the Registrant.	Filed Electronically.

23	Consent of Deloitte & Touche LLP.	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 29, 2008 by the following persons on behalf of the Registrant in the capacities indicated.

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