Form 10-Q
period 2008-03-31
LIFE TIME FITNESS INC
filed 2008-05-01
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-32230

Life Time Fitness, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization) 2902 Corporate Place Chanhassen, Minnesota (Address of principal executive offices)	41-1689746 (I.R.S. Employer Identification No.) 55317 (Zip Code)
Registrant’s telephone number, including area code: 952-947-0000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of April 21, 2008 was 39,525,997 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,459	$5,354
Accounts receivable, net	3,278	4,475
Inventories	13,942	14,324
Prepaid expenses and other current assets	13,173	15,963
Deferred membership origination costs	17,333	16,205
Deferred income taxes	1,177	1,188
Income tax receivable	—	5,814

Total current assets	51,362	63,323
PROPERTY AND EQUIPMENT, net	1,360,427	1,259,271
RESTRICTED CASH	3,515	6,767
DEFERRED MEMBERSHIP ORIGINATION COSTS	15,157	14,367
OTHER ASSETS	52,654	42,805

TOTAL ASSETS	$1,483,115	$1,386,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9,314	$9,568
Accounts payable	12,148	12,872
Construction accounts payable	64,549	59,261
Accrued expenses	48,090	47,052
Deferred revenue	38,181	34,851

Total current liabilities	172,282	163,604
LONG-TERM DEBT, net of current portion	622,130	555,037
DEFERRED RENT LIABILITY	25,827	25,526
DEFERRED INCOME TAXES	39,456	38,607
DEFERRED REVENUE	18,620	17,529
OTHER LIABILITIES	14,839	13,673

Total liabilities	893,154	813,976

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 39,525,491 and 39,137,947 shares issued and outstanding, respectively	791	783
Additional paid-in capital	376,276	373,910
Retained earnings	217,294	199,890
Accumulated other comprehensive loss	(4,400)	(2,026)

Total shareholders’ equity	589,961	572,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,483,115	$1,386,533

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
REVENUE:
Membership dues	$119,648	$100,528
Enrollment fees	6,533	5,686
In-center revenue	55,265	43,897

Total center revenue	181,446	150,111
Other revenue	3,005	2,990

Total revenue	184,451	153,101

OPERATING EXPENSES:
Center operations	107,580	89,492
Advertising and marketing	9,498	7,369
General and administrative	10,672	10,488
Other operating	4,095	3,324
Depreciation and amortization	16,590	13,687

Total operating expenses	148,435	124,360

Income from operations	36,016	28,741

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $71 and $44, respectively	(7,211)	(5,528)
Equity in earnings of affiliate	323	316

Total other income (expense)	(6,888)	(5,212)

INCOME BEFORE INCOME TAXES	29,128	23,529
PROVISION FOR INCOME TAXES	11,724	9,395

NET INCOME	$17,404	$14,134

BASIC EARNINGS PER COMMON SHARE	$0.45	$0.39

DILUTED EARNINGS PER COMMON SHARE	$0.44	$0.38

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	38,895	36,642

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	39,363	37,392

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,404	$14,134

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,590	13,687
Deferred income taxes	3,252	1,496
Provision for doubtful accounts	30	(5)
Loss on disposal of property and equipment, net	831	39
Amortization of deferred financing costs	235	195
Share-based compensation	1,782	1,818
Excess tax benefit from stock option exercises	(65)	(916)
Equity in earnings of affiliate	(323)	(316)
Changes in operating assets and liabilities	9,568	8,848
Other	18	47

Net cash provided by operating activities	49,322	39,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(100,485)	(84,146)
Proceeds from sale of property and equipment	392	35
Proceeds from property insurance settlement	—	48
Increase in other assets	(7,215)	(1,155)
Decrease in restricted cash	3,252	29

Net cash used in investing activities	(104,056)	(85,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	105,000
Repayments of long-term borrowings	(2,415)	(3,179)
Proceeds from (repayments of) revolving credit facility, net	54,200	(57,700)
Increase in deferred financing costs	(310)	(1,014)
Excess tax benefit from stock option exercises	65	916
Proceeds from stock option exercises	299	1,171

Net cash provided by financing activities	51,839	45,194

DECREASE IN CASH AND CASH EQUIVALENTS	(2,895)	(968)
CASH AND CASH EQUIVALENTS — Beginning of period	5,354	6,880

CASH AND CASH EQUIVALENTS — End of period	$2,459	$5,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, including capitalized interest of $1,914 and $1,830, respectively	$8,683	$5,721

Cash payments for income taxes	$109	$571

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property financed through capital lease obligation	$9,543	$—

Purchases of property and equipment in accounts payable	$4,957	$273

Non-cash share-based compensation capitalized to projects under development	$228	$166

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2007.
2. Share-Based Compensation
We have four share-based compensation plans, the FCA, Ltd. 1996 Stock Option Plan (the “1996 Plan”), the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of March 31, 2008, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 1,176,797 shares were outstanding, and a total of 762,402 restricted shares were granted, of which 591,123 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2008 and 2007, was as follows:

	For the Three Months Ended
	March 31,
	2008	2007
Share-based compensation expense related to stock options	$702	$929
Share-based compensation expense related to restricted shares	1,050	859
Share-based compensation expense related to ESPP	30	30

Total share-based compensation expense	$1,782	$1,818

The following table summarizes the stock option transactions for the three months ended March 31, 2008:

			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Options	Shares	Price	years)	Value
Outstanding at December 31, 2007	1,208,267	$21.17
Granted	—	—
Exercised	(31,470)	9.81
Canceled	—	—

Outstanding at March 31, 2008	1,176,797	$21.48	6.3	$11,451

Vested or Expected to Vest at March 31, 2008	1,144,150	$21.32	6.3	$11,313

Exercisable at March 31, 2008	833,147	$19.20	6.0	$10,003

No options were granted during the three months ended March 31, 2008. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2007 was $20.35. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended March 31, 2008 and 2007 was $0.9 million and $3.5 million, respectively. As of March 31, 2008, there was $3.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.1 years.
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used: (1)

	For the Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate (2)	—	4.7%
Expected dividend yield	—	—
Expected life in years (3)	—	5
Volatility (3)	—	36.9%

(1)	Forfeitures are estimated based on historical experience and projected employee turnover.

(2)	Based on the five-year Treasury constant maturity interest rate with the term that is consistent with the expected life of our stock options.

(3)	We estimate the expected life and volatility of stock options based on an average of the expected lives and volatilities reported by a peer group of publicly traded companies.
Net cash proceeds from the exercise of stock options were $0.3 million and $1.2 million for the three months ended March 31, 2008, and 2007, respectively. The actual income tax benefit realized from stock option exercises total $0.1 million and $0.9 million, respectively, for those same periods.

A summary of restricted stock activity follows:

		Range of
		Market Price
	Restricted	Per Share on
	Shares	Grant Date
Outstanding at December 31, 2007	302,345	$24.75-53.95
Granted	356,574	26.46
Canceled	(500)	51.15
Vested	(67,296)	24.75-53.95

Outstanding at March 31, 2008	591,123	$26.29-53.95

During the three months ended March 31, 2008 and 2007, we issued 356,574 and 134,450 shares of restricted stock, respectively, with an aggregate fair value of $9.4 million and $6.6 million, respectively. The grant date fair market value of restricted shares that vested during the three months ended March 31, 2008 was $2.9 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period under the ESPP began January 1, 2008 and ends June 30, 2008. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period.
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first quarter of 2008, we repurchased 13,700 shares for approximately $0.7 million. As of March 31, 2008, there were 465,165 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
3. Earnings per Share
Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options and restricted stock awards during each period presented, which if exercised, would dilute EPS. Stock options and restricted shares excluded from the calculation of diluted EPS because the option exercise or award price was greater than the average market price of the common share were 318,083 and 0 for the three months ended March 31, 2008 and 2007, respectively.
The basic and diluted earnings per share calculations are shown below:

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$17,404	$14,134

Weighted average number of common shares outstanding — basic	38,895	36,642
Effect of dilutive stock options	299	665
Effect of dilutive restricted stock awards	169	85

Weighted average number of common shares outstanding — diluted	39,363	37,392

Basic earnings per common share	$0.45	$0.39

Diluted earnings per common share	$0.44	$0.38

4. Operating Segments
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and resort and spa centers. We aggregate the activities of our centers and other ancillary businesses into one reportable segment as none of the centers or other ancillary businesses meet the quantitative thresholds for separate disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each of the centers has similar expected economic characteristics, service and product offerings, customers and design. Each of the other ancillary businesses either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.
The following table presents revenue for the three months ended March 31, 2008 and 2007:

	For the Three Months
	Ended March 31,
	2008	2007
Membership dues	$119,648	$100,528
Enrollment fees	6,533	5,686
Personal training	28,581	21,887
Other in-center	26,684	22,010
Other	3,005	2,990

Total revenue	$184,451	$153,101

5. Income Taxes
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded; however, certain amounts have been presented in our consolidated balance sheets in conformance with the requirements of the statement.
At December 31, 2007 and March 31, 2008, we provided a liability for $12.9 million and $13.9 million, respectively, included in other long-term liabilities on our consolidated balance sheets, for unrecognized tax benefits related to various federal and state income tax matters. Included in the FIN 48 liability at December 31, 2007 and March 31, 2008, we provided $1.4 million and $1.5 million, respectively, that if reversed, would affect our effective tax rate if recognized. These amounts include related interest and penalties and are net of tax benefits of $0.3 million.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest in total, as of December 31, 2007, of $0.8 million, which is net of $0.5 million of tax benefits. The liability for the payment of interest and penalties did not materially change during the three months ended March 31, 2008.
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

6. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months
	Ended March 31,
	2008	2007
Accounts receivable	$1,167	$32
Income tax receivable	5,879	1,013
Inventories	382	(2,480)
Prepaid expenses and other current assets	2,790	(2,574)
Deferred membership origination costs	(1,918)	(2,958)
Accounts payable	(4,704)	(219)
Accrued expenses	1,126	10,527
Deferred revenue	4,421	5,561
Deferred rent	301	(54)
Other liabilities	124	—

Changes in operating assets and liabilities	$9,568	$8,848

7. Subsequent Event
On January 24, 2008, we amended our credit facility with U.S. Bank National Association to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate. On April 9, 2008 we exercised $21.0 million of the accordion feature bringing the committed amount of the facility to $421.0 million. This reduced the remaining accordion to $179.0 million.
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
9. New Accounting Pronouncements
In September 2006, the FASB issued Statement SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This accounting standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements with certain exceptions. SFAS 157 was effective for us January 1, 2008. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This accounting standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As allowed under SFAS 159, we elected to not adopt any of the provisions of SFAS 159 for the first quarter of 2008.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for us on January 1, 2009. We are currently evaluating the effects of the adoption of SFAS 161.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion may contain forward-looking statements regarding us and our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
The interim consolidated financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2007.
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
We have three primary sources of revenue. First, our largest source of revenue is membership dues (64.9% of total revenue for the quarter ended March 31, 2008) and enrollment fees (3.5% of total revenue for the quarter ended March 31, 2008) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 36 months. Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (30.0% of total revenue for the quarter ended March 31, 2008), including fees for personal training, dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.6% of total revenue for the quarter ended March 31, 2008), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes our two restaurants and rental income on our Highland Park, Minnesota office building.
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
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center since inception in 2000, has ranged from approximately $18 to $39 million, and can vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium or add other facilities. The average cost for the current model centers opened in 2007 was approximately $31 million. We expect the average cost of new centers constructed in 2008 to be approximately $35 million, reflecting location costs and the new 3-story centers set to open. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
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

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2007.
Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three
	Months Ended
	March 31,
	2008	2007
Revenue
Center revenue
Membership dues	64.9%	65.7%
Enrollment fees	3.5	3.7
In-center revenue	30.0	28.6

Total center revenue	98.4	98.0
Other revenue	1.6	2.0

Total revenue	100.0	100.0

Operating expenses
Center operations	58.3	58.4
Advertising and marketing	5.1	4.8
General and administrative	5.8	6.9
Other operating	2.3	2.2
Depreciation and amortization	9.0	8.9

Total operating expenses	80.5	81.2

Income from operations	19.5	18.8

Other income (expense)
Interest expense, net	(3.9)	(3.6)
Equity in earnings of affiliate	0.2	0.2

Total other income (expense)	(3.7)	(3.4)

Income before income taxes	15.8	15.4
Provision for income taxes	6.4	6.2

Net income	9.4%	9.2%

Other financial and operating data:
Average center revenue per membership	$363	$334
Average in-center revenue per membership	$111	$98
Centers open at end of period	71	60
Number of memberships at end of period	521,177	474,364
Total center square footage at end of period (1)	6,961,969	5,802,627

(1)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. We exclude outdoor pool, outdoor play areas, indoor/outdoor tennis elements and satellite facility square footage.

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007
Total revenue. Total revenue increased $31.4 million, or 20.5%, to $184.5 million for the three months ended March 31, 2008, from $153.1 million for the three months ended March 31, 2007.
Total center revenue grew $31.3 million, or 20.9%, to $181.4 million for the three months ended March 31, 2008, from $150.1 million for the three months ended March 31, 2007. Comparable center revenue increased 4.3% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Of the $31.3 million increase in total center revenue,
•	61.0% was from membership dues, which increased $19.1 million, or 19.0%, due to increased memberships at new centers, junior membership programs and increased sales of value-added memberships. Our number of memberships increased 9.9% to 521,177 at March 31, 2008 from 474,364 at March 31, 2007. Our membership growth of 9.9% was down from a membership growth rate of 23.7% in first quarter 2007 primarily due to our anniversary of the acquisition of seven leased centers in July 2006, our strategy to reduce memberships in centers where memberships exceed our target capacity and the effects of a slower economy in the fourth quarter of 2007 and the first quarter of 2008.

•	36.3% was from in-center revenue, which increased $11.4 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $98 for the three months ended March 31, 2007 to $111 for the three months ended March 31, 2008.

•	2.7% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $0.8 million for the three months ended March 31, 2008 to $6.5 million.
Other revenue increased less than $0.1 million, or 0.5%, to $3.0 million for the three months ended March 31, 2008, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $107.6 million, or 59.3% of total center revenue (or 58.3% of total revenue), for the three months ended March 31, 2008 compared to $89.5 million, or 59.6% of total center revenue (or 58.4% of total revenue), for the three months ended March 31, 2007. This $18.1 million increase primarily consisted of $9.6 million in additional payroll-related costs to support increased memberships at new centers, an increase of $4.0 million in facility-related costs, including utilities and real estate taxes and an increase in expenses to support in-center products and services. As a percent of total center revenue, center operations expense decreased slightly due to increased efficiencies related to centralized administration.
Advertising and marketing expenses. Advertising and marketing expenses were $9.5 million, or 5.1% of total revenue, for the three months ended March 31, 2008, compared to $7.4 million, or 4.8% of total revenue, for the three months ended March 31, 2007. These expenses increased primarily due to broader advertising for existing and new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $10.7 million, or 5.8% of total revenue, for the three months ended March 31, 2008, compared to $10.5 million, or 6.9% of total revenue, for the three months ended March 31, 2007. This $0.2 million increase was primarily due to increased costs to support the growth in membership and the center base. As a percent of total revenue, general and administrative expense decreased primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $4.1 million for the three months ended March 31, 2008, compared to $3.3 million for the three months ended March 31, 2007. This increase is primarily a result of losses on the disposition of property and equipment.
Depreciation and amortization. Depreciation and amortization was $16.6 million for the three months ended March 31, 2008, compared to $13.7 million for the three months ended March 31, 2007. This $2.9 million increase was due primarily to depreciation on our new centers opened in 2007 and the first quarter of 2008.
Interest expense, net. Interest expense, net of interest income, was $7.2 million for the three months ended March 31, 2008, compared to $5.5 million for the three months ended March 31, 2007. This $1.7 million increase was primarily the result of increased average debt balances on floating rate debt.

Provision for income taxes. The provision for income taxes was $11.7 million for the three months ended March 31, 2008, compared to $9.4 million for the three months ended March 31, 2007. This $2.3 million increase was due to an increase in income before income taxes of $5.6 million.
Net income. As a result of the factors described above, net income was $17.4 million, or 9.4% of total revenue, for the three months ended March 31, 2008, compared to $14.1 million, or 9.2% of total revenue, for the three months ended March 31, 2007.
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
Operating Activities
As of March 31, 2008, we had total cash and cash equivalents of $2.5 million and $3.5 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $23.9 million available under the existing terms of our revolving credit facility as of March 31, 2008.
Net cash provided by operating activities was $49.3 million for the three months ended March 31, 2008 compared to $39.0 million for the three months ended March 31, 2007, driven primarily by a $3.3 million, or 23.1%, improvement in net income and an increase in depreciation expense of $2.9 million.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through March 31, 2008, has ranged from approximately $18 to $39 million, which includes the land, the building and approximately $3 million of exercise equipment, furniture and fixtures. We expect the average cost of new centers constructed in 2008 to be approximately $35 million, reflecting location costs and the new 3-story centers set to open.
Net cash used in investing activities was $104.1 million for the three months ended March 31, 2008, compared to $85.2 million for the three months ended March 31, 2007. The increase of $18.9 million was primarily due to capital expenditures for the construction of new centers and updates to our existing centers.
Our capital expenditures were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Cash purchases of property and equipment	$100,485	$84,146
Non-cash purchase of property financed through capital lease obligation	9,543	—
Non-cash purchases of property and equipment in accounts payable	4,957	273
Non-cash share-based compensation capitalized to projects under development	228	166

Total capital expenditures	$115,213	$84,585

The following schedule reflects capital expenditures by type of expenditure (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
New center land, building and construction on clubs opened or to be opened through the current year	$76,322	$53,353
New center land, building and construction on clubs to be opened in the next calendar year	17,594	17,586
Acquisitions, updating existing centers and corporate infrastructure	21,297	13,646

Total capital expenditures	$115,213	$84,585

At April 15, 2008, we had purchased or leased the real property for the 11 new centers that we plan to open in 2008, one of which had already opened. In addition, we had purchased the real property for three and entered into a ground lease for one of the 11 current model centers we plan to open in 2009, and we had entered into agreements to purchase or lease real property for the development of seven current model centers that we plan to open in 2009. Construction in progress, including land purchased for future development totaled $209.8 million at March 31, 2008 and $153.4 million at March 31, 2007.
We expect our cash outlays for capital expenditures to be approximately $440 to $460 million for the year ending December 31, 2008, including approximately $340 to $360 million in the remaining nine months of 2008. Of this approximately $340 to $360 million, we expect approximately $15 to $20 million to be one-time in nature for the remodeling of the seven centers leased in 2006 and two acquired and leased centers we took over in 2007. In addition, we expect to incur approximately $305 to $315 million for new center construction and approximately $20 to $25 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures with cash from operations, our revolving credit facility and additional long-term financing.
Financing Activities
Net cash provided by financing activities was $51.8 million for the three months ended March 31, 2008, compared to $45.2 million for the three months ended March 31, 2007. The increase of $6.6 million was primarily due to increased borrowings on our revolving credit facility.
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
On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate. On April 9, 2008, we exercised $21.0 million of the accordion feature, increasing the amount of the facility from $400.0 million to $421.0 million. As of March 31, 2008, $367.0 million was outstanding on the U.S. Bank Facility, plus $9.1 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2008 was 5.3% and $320.9 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2007 was 6.8% and $176.5 million, respectively.

We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2008.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of March 31, 2008 and December 31, 2007, our floating rate indebtedness was approximately $242.0 million and $187.8 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the three months ended March 31, 2008, our interest costs would have increased by approximately $0.5 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2008, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2008.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2008

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan (1)	Plan (1)
January 1 – 31, 2008	13,700	$48.13	13,700	465,165
February 1 – 29, 2008	—	—	—	465,165
March 1 – 31, 2008	—	—	—	465,165
Total	13,700	$48.13	13,700	465,165

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-32230)

10.2	Form of 2008 Key Executive Incentive Compensation Plan	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230)

10.3	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component	Incorporated by reference to Item 10.2 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230)

10.4	Form of 2008 Restricted Stock Unit Agreement issued to Bahram Akradi	Incorporated by reference to Item 10.3 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2008.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-32230)

10.2	Form of 2008 Key Executive Incentive Compensation Plan	Incorporated by reference to Item 10.1 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230)

10.3	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component	Incorporated by reference to Item 10.2 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230)

10.4	Form of 2008 Restricted Stock Unit Agreement issued to Bahram Akradi	Incorporated by reference to Item 10.3 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically