Form 10-Q
period 2008-06-30
LIFE TIME FITNESS INC
filed 2008-08-01
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of July 21, 2008 was 39,604,782 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,674	$5,354
Accounts receivable, net	3,800	4,475
Inventories	14,198	14,324
Prepaid expenses and other current assets	18,506	15,963
Deferred membership origination costs	18,289	16,205
Deferred income taxes	1,352	1,188
Income tax receivable	—	5,814

Total current assets	59,819	63,323
PROPERTY AND EQUIPMENT, net	1,494,787	1,259,271
RESTRICTED CASH	9,001	6,767
DEFERRED MEMBERSHIP ORIGINATION COSTS	15,658	14,367
OTHER ASSETS	54,639	42,805

TOTAL ASSETS	$1,633,904	$1,386,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9,953	$9,568
Accounts payable	14,377	12,872
Construction accounts payable	76,665	59,261
Accrued expenses	56,814	47,052
Deferred revenue	41,190	34,851

Total current liabilities	198,999	163,604
LONG-TERM DEBT, net of current portion	712,800	555,037
DEFERRED RENT LIABILITY	26,429	25,526
DEFERRED INCOME TAXES	46,538	38,607
DEFERRED REVENUE	17,777	17,529
OTHER LIABILITIES	16,076	13,673

Total liabilities	1,018,619	813,976

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 39,604,782 and 39,137,947 shares issued and outstanding, respectively	792	783
Additional paid-in capital	379,705	373,910
Retained earnings	237,122	199,890
Accumulated other comprehensive loss	(2,334)	(2,026)

Total shareholders’ equity	615,285	572,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,633,904	$1,386,533

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE:
Membership dues	$126,121	$106,667	$245,769	$207,195
Enrollment fees	6,640	6,378	13,173	12,064
In-center revenue	55,969	45,891	111,234	89,788

Total center revenue	188,730	158,936	370,176	309,047
Other revenue	3,677	3,201	6,682	6,191

Total revenue	192,407	162,137	376,858	315,238

OPERATING EXPENSES:
Center operations	113,259	94,035	220,839	183,527
Advertising and marketing	6,823	5,439	16,321	12,808
General and administrative	10,582	10,693	21,254	21,181
Other operating	4,675	3,792	8,770	7,116
Depreciation and amortization	17,190	14,678	33,780	28,365

Total operating expenses	152,529	128,637	300,964	252,997

Income from operations	39,878	33,500	75,894	62,241

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $17, $111, $88 and $155, respectively	(6,905)	(6,369)	(14,116)	(11,897)
Equity in earnings of affiliate	326	285	649	601

Total other income (expense)	(6,579)	(6,084)	(13,467)	(11,296)

INCOME BEFORE INCOME TAXES	33,299	27,416	62,427	50,945
PROVISION FOR INCOME TAXES	13,471	10,931	25,195	20,326

NET INCOME	$19,828	$16,485	$37,232	$30,619

BASIC EARNINGS PER COMMON SHARE	$0.51	$0.45	$0.96	$0.83

DILUTED EARNINGS PER COMMON SHARE	$0.50	$0.44	$0.95	$0.82

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	38,963	36,864	38,923	36,747

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	39,325	37,498	39,372	37,359

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,232	$30,619

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,780	28,365
Deferred income taxes	8,874	2,474
Provision for doubtful accounts	27	46
Loss on disposal of property and equipment, net	1,335	164
Amortization of deferred financing costs	571	405
Share-based compensation	3,895	3,816
Excess tax benefit from stock option exercises	(5)	(3,838)
Equity in earnings of affiliate	(654)	(601)
Changes in operating assets and liabilities	20,555	4,692
Other	50	35

Net cash provided by operating activities	105,660	66,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(235,577)	(200,446)
Proceeds from sale of property and equipment	365	48
Proceeds from property insurance settlements	270	48
Increase in other assets	(12,140)	(9,555)
Increase in restricted cash	(2,234)	(1,011)

Net cash used in investing activities	(249,316)	(210,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	38,538	105,000
Repayments of long-term borrowings	(10,588)	(6,147)
Proceeds from revolving credit facility, net	116,200	40,000
Increase in deferred financing costs	(3,641)	(1,896)
Excess tax benefit from stock option exercises	5	3,838
Proceeds from stock option exercises	1,462	5,327

Net cash provided by financing activities	141,976	146,122

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,680)	1,383
CASH AND CASH EQUIVALENTS — Beginning of period	5,354	6,880

CASH AND CASH EQUIVALENTS — End of period	$3,674	$8,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $4,652 and $3,773, respectively	$13,341	$11,341

Cash payments for income taxes	$3,855	$16,924

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of property financed through capital lease obligation	$12,121	$—

Purchases of property and equipment in accounts payable	$17,999	$3,671

Non-cash share-based compensation capitalized to projects under development	$443	$338

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
2. Share-Based Compensation
We have four share-based compensation plans, the FCA, Ltd. 1996 Stock Option Plan (the “1996 Plan”), the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of June 30, 2008, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 1,126,333 shares were outstanding, and a total of 794,503 restricted shares were granted, of which 617,323 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Share-based compensation expense related to stock options	$617	$771	$1,319	$1,701
Share-based compensation expense related to restricted shares	1,458	1,195	2,508	2,054
Share-based compensation expense related to ESPP	38	32	68	61

Total share-based compensation expense	$2,113	$1,998	$3,895	$3,816

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)
The following table summarizes the stock option transactions for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term (in	Intrinsic
	Options	Price	years)	Value
Outstanding at December 31, 2007	1,208,267	$21.17
Granted	—	—
Exercised	(79,170)	$18.59
Canceled	(2,764)	$27.65

Outstanding at June 30, 2008	1,126,333	$21.34	6.0	$9,245

Vested or Expected to Vest at June 30, 2008	1,099,246	$21.18	6.0	$9,196

Exercisable at June 30, 2008	841,209	$19.17	5.8	$8,728

No options were granted during the six months ended June 30, 2008. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 was $20.35. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended June 30, 2008 and 2007 was $1.5 million and $12.1 million, respectively. As of June 30, 2008, there was $2.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.9 years.
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used: (1)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate (2)	—	—	—	4.7%
Expected dividend yield	—	—	—	—
Expected life in years (3)	—	—	—	5
Volatility (3)	—	—	—	36.9%

(1)	Forfeitures are estimated based on historical experience and projected employee turnover.

(2)	Based on the five-year Treasury constant maturity interest rate with the term that is consistent with the expected life of our stock options.

(3)	We estimate the expected life and volatility of stock options based on an average of the expected lives and volatilities reported by a peer group of publicly traded companies.
Net cash proceeds from the exercise of stock options were $1.5 million and $5.3 million for the six months ended June 30, 2008, and 2007, respectively. The actual income tax benefit realized from stock option exercises totals less than $0.1 million and $3.8 million, respectively, for those same periods.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)
The following table summarizes the restricted shares activity for the six months ended June 30, 2008:

		Range of
		Market Price
	Restricted	Per Share on
	Shares	Grant Date
Outstanding at December 31, 2007	302,345	$24.75-53.95
Granted	388,675	26.46-35.77
Canceled	(1,010)	26.46-51.15
Vested	(72,687)	24.75-53.95

Outstanding at June 30, 2008	617,323	$26.46-53.95

During the six months ended June 30, 2008 and 2007, we issued 388,675 and 145,876 shares of restricted stock, respectively, with an aggregate fair value of $10.6 million and $7.2 million, respectively. The grant date fair market value of restricted shares that vested during the six months ended June 30, 2008 was $3.1 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period under the ESPP began July 1, 2008 and ends December 31, 2008. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period.
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the six months of 2008, we repurchased 35,743 shares for approximately $1.3 million. As of June 30, 2008, there were 443,122 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
3. Earnings per Share
Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options and restricted stock awards during each period presented, which if exercised, would dilute EPS. Stock options excluded from the calculation of diluted EPS because the option exercise was greater than the average market price of the common share were 83,851 and 0 for the six months ended June 30, 2008 and 2007, respectively.
The basic and diluted earnings per share calculations are shown below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$19,828	$16,485	$37,232	$30,619

Weighted average number of common shares outstanding — basic	38,963	36,864	38,923	36,747
Effect of dilutive stock options	264	522	274	507
Effect of dilutive restricted stock awards	98	112	175	105

Weighted average number of common shares outstanding — diluted	39,325	37,498	39,372	37,359

Basic earnings per common share	$0.51	$0.45	$0.96	$0.83

Diluted earnings per common share	$0.50	$0.44	$0.95	$0.82

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
The following table presents revenue for the three and six months ended June 30, 2008 and 2007:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Membership dues	$126,121	$106,667	$245,769	$207,195
Enrollment fees	6,640	6,378	13,173	12,064
Personal training	26,568	20,890	55,149	42,776
Other in-center	29,401	25,001	56,085	47,012
Other	3,677	3,201	6,682	6,191

Total revenue	$192,407	$162,137	$376,858	$315,238

5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Six Months
	Ended June 30,
	2008	2007
Accounts receivable	$648	$(963)
Income tax receivable	5,819	3,935
Inventories	126	(3,876)
Prepaid expenses and other current assets	(1,981)	(3,050)
Deferred membership origination costs	(3,375)	(4,792)
Accounts payable	861	4,499
Accrued expenses	10,684	312
Deferred revenue	6,598	8,465
Deferred rent	903	(110)
Other liabilities	272	272

Changes in operating assets and liabilities	$20,555	$4,692

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
7. New Accounting Pronouncements
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (GAAP)” (“SFAS 162”), which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of the adoption of SFAS 162.
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
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the eleven new centers we plan to open in 2008, we expect that eight will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of seven leased facilities in 2006 and the assumption of operations of one leased facility in 2007, is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the facility costs for the eight leased centers and the lease costs for facilities which we financed through a sale leaseback transaction, to affect our center operating margins at these centers and on a consolidated basis. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LIFE TIME Fitness, L.L.C. because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
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
We have three primary sources of revenue. First, our largest source of revenue is membership dues (65.2% of total revenue for the six months ended June 30, 2008) and enrollment fees (3.5% of total revenue for the six months ended June 30, 2008) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 33 months for the second quarter of 2008 and 36 months for the first quarter of 2008 and prior periods. Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (29.5% of total revenue for the six months ended June 30, 2008), including fees for personal training, dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.8% of total revenue for the six months ended June 30, 2008), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two restaurants in the Minneapolis market and rental income on our Highland Park, Minnesota office building.

Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership levels, in-center businesses and our corporate businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of the in-center businesses.
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

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Center revenue
Membership dues	65.5%	65.8%	65.2%	65.7%
Enrollment fees	3.5	3.9	3.5	3.8
In-center revenue	29.1	28.3	29.5	28.5

Total center revenue	98.1	98.0	98.2	98.0
Other revenue	1.9	2.0	1.8	2.0

Total revenue	100.0	100.0	100.0	100.0

Operating expenses
Center operations	58.9	58.0	58.6	58.2
Advertising and marketing	3.5	3.4	4.3	4.1
General and administrative	5.5	6.6	5.7	6.7
Other operating	2.4	2.3	2.3	2.3
Depreciation and amortization	9.0	9.0	9.0	9.0

Total operating expenses	79.3	79.3	79.9	80.3

Income from operations	20.7	20.7	20.1	19.7

Other income (expense)
Interest expense, net	(3.6)	(4.0)	(3.7)	(3.8)
Equity in earnings of affiliate	0.2	0.2	0.2	0.2

Total other income (expense)	(3.4)	(3.8)	(3.5)	(3.6)

Income before income taxes	17.3	16.9	16.6	16.1
Provision for income taxes	7.0	6.7	6.7	6.4

Net income	10.3%	10.2%	9.9%	9.7%

Other financial and operating data
Average center revenue per membership	$361	$338	$724	$672
Average in-center revenue per membership	$107	$98	$218	$195
Centers open at end of period	74	64	74	64
Number of memberships at end of period	547,497	489,489	547,497	489,489
Total center square footage at end of period (1)	7,298,299	6,251,727	7,298,299	6,251,727

(1)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. We exclude outdoor pool, outdoor play areas, indoor/outdoor tennis elements and satellite facility square footage.

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007
Total revenue. Total revenue increased $30.3 million, or 18.7%, to $192.4 million for the three months ended June 30, 2008, from $162.1 million for the three months ended June 30, 2007.
Total center revenue grew $29.8 million, or 18.7%, to $188.7 million for the three months ended June 30, 2008, from $158.9 million for the three months ended June 30, 2007. Comparable center revenue increased 3.3% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Of the $29.8 million increase in total center revenue,
•	65.3% was from membership dues, which increased $19.5 million, or 18.2%, due to increased memberships at new centers, junior membership programs and increased sales of value-added memberships. Our number of memberships increased 11.9% to 547,497 at June 30, 2008 from 489,489 at June 30, 2007. The membership growth of 11.9% was down from membership growth of 24.5% from June 30, 2007 over June 30, 2006, primarily due to our anniversary of the acquisition of seven leased centers in July 2006, our strategy to reduce memberships in centers where memberships exceed our target capacity and the effects of a slower economy in the fourth quarter of 2007 and the first half of 2008.

•	33.8% was from in-center revenue, which increased $10.1 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $98 for the three months ended June 30, 2007 to $107 for the three months ended June 30, 2008.

•	0.9% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 33 months for the second quarter of 2008 and 36 months for the first quarter of 2008 and prior periods. Enrollment fees increased $0.2 million for the three months ended June 30, 2008 to $6.6 million.
Other revenue increased $0.5 million, or 14.9%, to $3.7 million for the three months ended June 30, 2008, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $113.3 million, or 60.0% of total center revenue (or 58.9% of total revenue), for the three months ended June 30, 2008 compared to $94.0 million, or 59.2% of total center revenue (or 58.0% of total revenue), for the three months ended June 30, 2007. This $19.3 million increase primarily consisted of $10.9 million in additional payroll-related costs to support increased memberships at new centers, an increase of $4.7 million in facility-related costs, including utilities and real estate taxes and an increase in expenses to support in-center products and services, and increases in new membership acquisition costs.
Advertising and marketing expenses. Advertising and marketing expenses were $6.8 million, or 3.5% of total revenue, for the three months ended June 30, 2008, compared to $5.4 million, or 3.4% of total revenue, for the three months ended June 30, 2007. These expenses increased primarily due to broader advertising for existing and new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $10.6 million, or 5.5% of total revenue, for the three months ended June 30, 2008, compared to $10.7 million, or 6.6% of total revenue, for the three months ended June 30, 2007. This $0.1 million decrease was primarily due to increased efficiencies and productivity improvements, as well as the elimination of lease costs for our former corporate office.
Other operating expenses. Other operating expenses were $4.7 million for the three months ended June 30, 2008, compared to $3.8 million for the three months ended June 30, 2007. This increase is primarily a result of losses on the disposition of property and equipment.
Depreciation and amortization. Depreciation and amortization was $17.2 million for the three months ended June 30, 2008, compared to $14.7 million for the three months ended June 30, 2007. This $2.5 million increase was due primarily to depreciation on our new centers and new headquarters opened in 2007 and the first half of 2008.
Interest expense, net. Interest expense, net of interest income, was $6.9 million for the three months ended June 30, 2008, compared to $6.4 million for the three months ended June 30, 2007. This $0.5 million increase was primarily the result of increased average debt balances on floating rate debt.

Provision for income taxes. The provision for income taxes was $13.5 million for the three months ended June 30, 2008, compared to $10.9 million for the three months ended June 30, 2007. This $2.6 million increase was due to an increase in income before income taxes of $5.9 million.
Net income. As a result of the factors described above, net income was $19.8 million, or 10.3% of total revenue, for the three months ended June 30, 2008, compared to $16.5 million, or 10.2% of total revenue, for the three months ended June 30, 2007.
Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007
Total revenue. Total revenue increased $61.7 million, or 19.5%, to $376.9 million for the six months ended June 30, 2008, from $315.2 million for the six months ended June 30, 2007.
Total center revenue grew $61.2 million, or 19.8%, to $370.2 million for the six months ended June 30, 2008, from $309.0 million for the six months ended June 30, 2007. Comparable center revenue increased 3.8% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Of the $61.2 million increase in total center revenue,
•	63.1% was from membership dues, which increased $38.6 million, or 18.6%, due to increased memberships at new centers, junior membership programs and increased sales of value-added memberships. Our number of memberships increased 11.9% to 547,497 at June 30, 2008 from 489,489 at June 30, 2007. The membership growth of 11.9% was down from membership growth of 24.5% from June 30, 2007 over June 30, 2006, primarily due to our anniversary of the acquisition of seven leased centers in July 2006, our strategy to reduce memberships in centers where memberships exceed our target capacity and the effects of a slower economy in the fourth quarter of 2007 and the first half of 2008.

•	35.1% was from in-center revenue, which increased $21.4 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $195 for the six months ended June 30, 2007 to $218 for the six months ended June 30, 2008.

•	1.8% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 33 months for the second quarter of 2008 and 36 months for the first quarter of 2008 and prior periods. Enrollment fees increased $1.1 million for the six months ended June 30, 2008 to $13.2 million.
Other revenue increased $0.5 million, or 7.9%, to $6.7 million for the six months ended June 30, 2008, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $220.8 million, or 59.7% of total center revenue (or 58.6% of total revenue), for the six months ended June 30, 2008 compared to $183.5 million, or 59.4% of total center revenue (or 58.2% of total revenue), for the six months ended June 30, 2007. This $37.3 million increase primarily consisted of $20.5 million in additional payroll-related costs to support increased memberships at new centers, an increase of $8.8 million in facility-related costs, including utilities and real estate taxes and an increase in expenses to support in-center products and services. As a percent of total center revenue, center operations expense increased slightly due to increased new membership acquisition costs.
Advertising and marketing expenses. Advertising and marketing expenses were $16.3 million, or 4.3% of total revenue, for the six months ended June 30, 2008, compared to $12.8 million, or 4.1% of total revenue, for the six months ended June 30, 2007. These expenses increased primarily due to broader advertising for existing and new centers and those centers engaging in presale activities.
General and administrative expenses. General and administrative expenses were $21.3 million, or 5.7% of total revenue, for the six months ended June 30, 2008, compared to $21.2 million, or 6.7% of total revenue, for the six months ended June 30, 2007. As a percent of total center revenue, general and administrative expenses decreased primarily due to increased efficiencies and productivity improvements, as well as the elimination of lease costs for our former corporate office.
Other operating expenses. Other operating expenses were $8.8 million for the six months ended June 30, 2008, compared to $7.1 million for the six months ended June 30, 2007. This increase is primarily a result of losses on the disposition of property and equipment.

Depreciation and amortization. Depreciation and amortization was $33.8 million for the six months ended June 30, 2008, compared to $28.4 million for the six months ended June 30, 2007. This $5.4 million increase was due primarily to depreciation on our new centers and new headquarters opened in 2007 and the first half of 2008.
Interest expense, net. Interest expense, net of interest income, was $14.1 million for the six months ended June 30, 2008, compared to $11.9 million for the six months ended June 30, 2007. This $2.2 million increase was primarily the result of increased average debt balances on floating rate debt.
Provision for income taxes. The provision for income taxes was $25.2 million for the six months ended June 30, 2008, compared to $20.3 million for the six months ended June 30, 2007. This $4.9 million increase was due to an increase in income before income taxes of $11.5 million.
Net income. As a result of the factors described above, net income was $37.2 million, or 9.9% of total revenue, for the six months ended June 30, 2008, compared to $30.6 million, or 9.7% of total revenue, for the six months ended June 30, 2007.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash provided by operations. Principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.
Operating Activities
As of June 30, 2008, we had total cash and cash equivalents of $3.7 million and $9.0 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $31.4 million available under the existing terms of our revolving credit facility as of June 30, 2008.
Net cash provided by operating activities was $105.7 million for the six months ended June 30, 2008 compared to $66.2 million for the six months ended June 30, 2007, driven primarily by a $6.6 million, or 21.6%, improvement in net income, an increase in depreciation expense of $5.4 million, an increase in deferred income taxes of $6.4 million and cash provided by changes in operating assets and liabilities.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. For current model centers, our investment, through June 30, 2008, has ranged from approximately $18 to $39 million, which includes the land, the building and approximately $3 million of exercise equipment, furniture and fixtures. We expect the average cost of new centers constructed in 2008 to be approximately $35 million, reflecting location costs and the new 3-story centers set to open.
Net cash used in investing activities was $249.3 million for the six months ended June 30, 2008, compared to $210.9 million for the six months ended June 30, 2007. The increase of $38.4 million was primarily due to capital expenditures for the construction of new centers and updates to our existing centers.

Our capital expenditures were as follows (in thousands):

	For the Six Months
	Ended June 30,
	2008	2007
Cash purchases of property and equipment	$235,577	$200,446
Non-cash purchase of property financed through capital lease obligation	12,121	—
Non-cash purchases of property and equipment in accounts payable	17,999	3,671
Non-cash share-based compensation capitalized to projects under development	443	338

Total capital expenditures	$266,140	$204,455

The following schedule reflects capital expenditures by type of expenditure (in thousands):

	For the Six Months
	Ended June 30,
	2008	2007
New center land, building and construction on clubs opened or to be opened through the current year	$136,081	$111,969
New center land, building and construction on clubs to be opened in the next calendar year	60,372	65,175
Acquisitions, updating existing centers and corporate infrastructure	69,687	27,311

Total capital expenditures	$266,140	$204,455

At July 15, 2008, we had purchased or leased the real property for the 11 new centers that we plan to open in 2008, four of which had already opened. In addition, we had purchased the real property for seven and entered into a ground lease for one of the 11 current model centers we plan to open in 2009, and we had entered into agreements to purchase or lease real property for the development of three current model centers that we plan to open in 2009. Construction in progress, including land purchased for future development totaled $257.1 million at June 30, 2008 and $152.4 million at June 30, 2007.
We expect our net cash outlays for capital expenditures to be approximately $440 to $460 million for the year ending December 31, 2008, including approximately $205 to $225 million in the remaining six months of 2008. Of this approximately $205 to $225 million, we expect to incur approximately $190 to $210 million for new center construction and approximately $15 million for the updating of existing centers, net of leasehold improvement credit, and corporate infrastructure. We plan to fund these capital expenditures with cash from operations, our revolving credit facility and additional long-term financing including sale leaseback transactions.
Financing Activities
Net cash provided by financing activities was $142.0 million for the six months ended June 30, 2008, compared to $146.1 million for the six months ended June 30, 2007. The decrease of $4.1 million was primarily due to the $105.0 million financing received in January 2007.
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On May 31, 2007, we entered into a Second Amended and Restated Credit Agreement effective May 31, 2007 to amend and restate our U.S. Bank Facility. The material changes to the U.S. Bank Facility increase the amount of the facility from $300.0 million to $400.0 million, which may be increased by an additional $25.0 million upon the exercise of an accordion feature by us and one or more bank lenders, and extend the term of the facility by a little over one year to May 31, 2012. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were reduced to zero at all times (from zero to 25 basis points) for base rate borrowings and decreased to 62.5 to 150 basis points (from 75 to 175 basis points) for Eurodollar borrowings.

On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate. On April 9, 2008, we exercised $21.0 million of the accordion feature with commitments from certain of our bank lenders, increasing the amount of the facility from $400.0 million to $421.0 million. On June 12, 2008, we exercised $49.0 million of the accordion feature with commitments from certain of our bank lenders, increasing the facility to $470.0 million. Under the terms of the amended credit facility, we may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us and one or more bank lenders. As of June 30, 2008, $429.0 million was outstanding on the U.S. Bank Facility, plus $9.6 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2008 was 4.6% and $351.0 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2007 was 6.7% and $194.2 million, respectively.
On July 13, 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which will be used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature on July 1, 2033, bear interest at a variable rate that is adjusted weekly. Initially, this rate was 2.38%. The notes are backed by a letter of credit from General Electric Capital Corporation (GECC), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires June 1, 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations.
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of June 30, 2008.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of June 30, 2008 and December 31, 2007, our floating rate indebtedness was approximately $338.2 million and $187.8 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the six months ended June 30, 2008, our interest costs would have increased by approximately $1.2 million. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2008, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at June 30, 2008.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Second Quarter 2008

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan (1)	Plan (1)
April 1 – 30, 2008	—	—	—	465,165
May 1 – 31, 2008	—	—	—	465,165
June 1 – 30, 2008	22,043	$30.08	22,043	443,122
Total	22,043	$30.08	22,043	443,122

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held on April 24, 2008, the shareholders voted on the following:
1. Proposal to elect a board of seven directors, to serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The following directors were elected based on the votes listed below:

Nominee	For	Withheld
Bahram Akradi	34,655,276	156,634
Giles H. Bateman	33,843,737	968,173
James F. Halpin	34,660,296	151,614
Guy C. Jackson	33,840,657	971,253
John B. Richards	34,630,514	181,396
Stephen R. Sefton	34,654,426	157,484
Joseph H. Vassalluzzo	34,625,260	186,650
2. Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The proposal passed on a vote of 34,643,831 in favor, 143,202 against, 24,877 abstentions and no broker non-votes.
3. Proposal to approve the Life Time Fitness, Inc. Executive Cash Bonus Plan. The proposal passed on a vote of 34,131,454 in favor, 607,088 against, 73,368 abstentions and no broker non-votes.
4. Proposal to approve the amendment and restatement of the Life Time Fitness, Inc. 2004 Long Term Incentive Plan. The proposal passed on a vote of 28,602,979 in favor, 734,348 against, 26,877 abstentions and 5,447,706 broker non-votes.
As of the close of business on the record date for the meeting, which was February 26, 2008, there were 38,874,037 shares of common stock outstanding and entitled to vote at the meeting. Each share of common stock was entitled to one vote per share.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Life Time Fitness, Inc. Executive Cash Bonus Plan	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008

10.2	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 24, 2008)	Incorporated by reference to Appendix B to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008

10.3	Summary of Non-Employee Director Compensation Package (effective April 24, 2008)	Filed Electronically

10.4	Indenture of Trust between LTF Real Estate VRDN I, LLC, as Borrower, and Manufacturers and Traders Trust Company, as Trustee for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008	Filed Electronically

10.5	Reimbursement Agreement among General Electric Capital Corporation, GE Government Finance, Inc., and LTF Real Estate VRDN I, LLC for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008	Filed Electronically

10.6	Lease Agreement between LTF Real Estate VRDN I, LLC and LTF Club Operations Company, Inc. dated as of June 13, 2008 (Chanhassen, MN – Headquarters)	Filed Electronically

10.7	Lease Agreement between LTF Real Estate VRDN I, LLC and LTF Club Operations Company, Inc. dated as of June 13, 2008 (Overland Park, KS)	Filed Electronically

10.8	Lease Guaranty and Negative Pledge Agreement dated as of June 1, 2008 by Life Time Fitness, Inc. in favor of LTF Real Estate VRDN I, LLC	Filed Electronically

10.9	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Chanhassen, MN)	Filed Electronically

Exhibit
No.	Description	Method of Filing

10.10	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Overland Park, KS)	Filed Electronically

10.11	Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Chanhassen, MN)	Filed Electronically

10.12	Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Overland Park, KS)	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2008.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Life Time Fitness, Inc. Executive Cash Bonus Plan	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008

10.2	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 24, 2008)	Incorporated by reference to Appendix B to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008

10.3	Summary of Non-Employee Director Compensation Package (effective April 24, 2008)	Filed Electronically

10.4	Indenture of Trust between LTF Real Estate VRDN I, LLC, as Borrower, and Manufacturers and Traders Trust Company, as Trustee for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008	Filed Electronically

10.5	Reimbursement Agreement among General Electric Capital Corporation, GE Government Finance, Inc., and LTF Real Estate VRDN I, LLC for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008	Filed Electronically

10.6	Lease Agreement between LTF Real Estate VRDN I, LLC and LTF Club Operations Company, Inc. dated as of June 13, 2008 (Chanhassen, MN – Headquarters)	Filed Electronically

10.7	Lease Agreement between LTF Real Estate VRDN I, LLC and LTF Club Operations Company, Inc. dated as of June 13, 2008 (Overland Park, KS)	Filed Electronically

10.8	Lease Guaranty and Negative Pledge Agreement dated as of June 1, 2008 by Life Time Fitness, Inc. in favor of LTF Real Estate VRDN I, LLC	Filed Electronically

10.9	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Chanhassen, MN)	Filed Electronically

Exhibit
No.	Description	Method of Filing

10.10	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Overland Park, KS)	Filed Electronically

10.11	Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Chanhassen, MN)	Filed Electronically

10.12	Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Overland Park, KS)	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically