Form 10-Q
period 2008-09-30
LIFE TIME FITNESS INC
filed 2008-11-10
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 20, 2008 was 39,712,101 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,119	$5,354
Accounts receivable, net	5,318	4,475
Inventories	14,739	14,324
Prepaid expenses and other current assets	15,510	15,963
Deferred membership origination costs	19,280	16,205
Deferred income taxes	2,126	1,188
Income tax receivable	—	5,814

Total current assets	64,092	63,323
PROPERTY AND EQUIPMENT, net	1,451,641	1,259,271
RESTRICTED CASH	9,285	6,767
DEFERRED MEMBERSHIP ORIGINATION COSTS	14,895	14,367
OTHER ASSETS	56,012	42,805

TOTAL ASSETS	$1,595,925	$1,386,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,222	$9,568
Accounts payable	15,921	12,872
Construction accounts payable	86,744	59,261
Accrued expenses	55,430	47,052
Deferred revenue	37,146	34,851

Total current liabilities	205,463	163,604
LONG-TERM DEBT, net of current portion	636,898	555,037
DEFERRED RENT LIABILITY	26,906	25,526
DEFERRED INCOME TAXES	48,931	38,607
DEFERRED REVENUE	15,415	17,529
OTHER LIABILITIES	21,888	13,673

Total liabilities	955,501	813,976

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 39,708,302 and 39,137,947 shares issued and outstanding, respectively	794	783
Additional paid-in capital	383,470	373,910
Retained earnings	258,696	199,890
Accumulated other comprehensive loss	(2,536)	(2,026)

Total shareholders’ equity	640,424	572,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,595,925	$1,386,533

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE:
Membership dues	$131,232	$111,744	$377,001	$318,939
Enrollment fees	6,818	6,501	19,991	18,565
In-center revenue	56,151	47,517	167,385	137,305

Total center revenue	194,201	165,762	564,377	474,809
Other revenue	4,608	3,688	11,290	9,879

Total revenue	198,809	169,450	575,667	484,688

OPERATING EXPENSES:
Center operations	116,300	97,626	337,139	281,153
Advertising and marketing	7,287	5,359	23,608	18,167
General and administrative	9,453	9,750	30,707	30,931
Other operating	4,926	4,255	13,696	11,371
Depreciation and amortization	18,720	14,917	52,500	43,282

Total operating expenses	156,686	131,907	457,650	384,904

Income from operations	42,123	37,543	118,017	99,784

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $30, $169, $119 and $324, respectively	(7,185)	(7,135)	(21,301)	(19,032)
Equity in earnings of affiliate	336	316	985	917

Total other income (expense)	(6,849)	(6,819)	(20,316)	(18,115)

INCOME BEFORE INCOME TAXES	35,274	30,724	97,701	81,669
PROVISION FOR INCOME TAXES	13,700	12,374	38,895	32,700

NET INCOME	$21,574	$18,350	$58,806	$48,969

BASIC EARNINGS PER COMMON SHARE	$0.55	$0.49	$1.51	$1.32

DILUTED EARNINGS PER COMMON SHARE	$0.55	$0.48	$1.49	$1.30

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,025	37,630	38,946	37,061

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	39,370	38,309	39,350	37,651

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,806	$48,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,500	43,282
Deferred income taxes	8,094	4,856
Provision for doubtful accounts	15	105
Loss on disposal of property and equipment, net	1,159	281
Amortization of deferred financing costs	1,078	628
Share-based compensation	5,989	5,671
Excess tax benefit from stock option exercises	(38)	(4,501)
Equity in earnings of affiliate	(985)	(917)
Changes in operating assets and liabilities	16,840	8,953
Other	54	17

Net cash provided by operating activities	143,512	107,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (excluding non-cash purchases supplementally noted below)	(360,551)	(310,478)
Proceeds from sale of property and equipment	161,885	4,664
Proceeds from property insurance settlements	317	48
Increase in other assets	(6,443)	(6,568)
Increase in restricted cash	(2,518)	(2,253)

Net cash used in investing activities	(207,310)	(314,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	39,188	105,000
Repayments of long-term borrowings	(13,043)	(9,279)
Proceeds from revolving credit facility, net	42,500	2,800
Increase in deferred financing costs	(6,113)	(2,008)
Proceeds from common stock offering, net of underwriting discount and offering costs	—	92,510
Excess tax benefit from stock option exercises	38	4,501
Proceeds from stock option exercises	2,993	7,612

Net cash provided by financing activities	65,563	201,136

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,765	(6,107)
CASH AND CASH EQUIVALENTS — Beginning of period	5,354	6,880

CASH AND CASH EQUIVALENTS — End of period	$7,119	$773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of capitalized interest of $7,491 and $5,792, respectively	$19,555	$17,845

Cash payments for income taxes	$18,839	$24,982

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment financed through capital lease obligations	$12,294	$—

Purchases of property and equipment in accounts payable	$28,909	$2,548

Non-cash share-based compensation capitalized to projects under development	$552	$522

See notes to unaudited consolidated financial statements.

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
2. Share-Based Compensation
We have four share-based compensation plans, the FCA, Ltd. 1996 Stock Option Plan (the “1996 Plan”), the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of September 30, 2008, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 1,006,570 shares were outstanding, and a total of 810,466 restricted shares had been granted, of which 593,119 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Share-based compensation expense related to stock options	$533	$705	$1,852	$2,406
Share-based compensation expense related to restricted shares	1,531	1,120	4,039	3,174
Share-based compensation expense related to ESPP	30	30	98	91

Total share-based compensation expense	$2,094	$1,855	$5,989	$5,671

The following table summarizes the stock option transactions for the nine months ended September 30, 2008:

			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term (in	Intrinsic
	Options	Price	years)	Value
Outstanding at December 31, 2007	1,208,267	$21.17
Granted	—	—
Exercised	(179,853)	$16.69
Canceled	(21,844)	$32.46

Outstanding at September 30, 2008	1,006,570	$21.73	5.9	$9,601

Vested or Expected to Vest at September 30, 2008	982,873	$21.58	5.8	$9,524

Exercisable at September 30, 2008	767,208	$19.78	5.7	$8,819

No options were granted during the nine months ended September 30, 2008. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2007 was $20.35. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended September 30, 2008 and 2007 was $3.7 million and $16.2 million, respectively. As of September 30, 2008, there was $1.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.6 years.
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used: (1)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate (2)	—	—	—	4.7%
Expected dividend yield	—	—	—	—
Expected life in years (3)	—	—	—	5
Volatility (3)	—	—	—	36.9%

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
Net cash proceeds from the exercise of stock options were $3.0 million and $7.6 million for the nine months ended September 30, 2008, and 2007, respectively. The actual income tax benefit realized from stock option exercises totals $0.1 million and $4.5 million, respectively, for those same periods.

The following table summarizes the unvested restricted shares activity for the nine months ended September 30, 2008:

		Range of
		Market Price
	Restricted	Per Share on
	Shares	Grant Date
Outstanding at December 31, 2007	302,345	$24.75-53.95
Granted	404,638	26.46-35.77
Canceled	(14,136)	26.46-51.15
Vested	(99,728)	24.75-53.95

Outstanding at September 30, 2008	593,119	$26.46-53.95

During the nine months ended September 30, 2008 and 2007, we issued 404,638 and 147,176 shares of restricted stock, respectively, with an aggregate fair value of $11.1 million and $7.2 million, respectively. The grant date fair market value of restricted shares that vested during the nine months ended September 30, 2008 was $4.5 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
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
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first nine months of 2008, we repurchased 36,209 shares for approximately $1.3 million. As of September 30, 2008, there were 442,656 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
3. Earnings per Share
Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options and restricted stock awards during each period presented, which if exercised, would dilute EPS. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 75,552 and 0 for the nine months ended September 30, 2008 and 2007, respectively.
The basic and diluted earnings per share calculations are shown below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$21,574	$18,350	$58,806	$48,969

Weighted average number of common shares outstanding — basic	39,025	37,630	38,946	37,061
Effect of dilutive stock options	215	538	215	472
Effect of dilutive restricted stock awards	130	141	189	118

Weighted average number of common shares outstanding — diluted	39,370	38,309	39,350	37,651

Basic earnings per common share	$0.55	$0.49	$1.51	$1.32

Diluted earnings per common share	$0.55	$0.48	$1.49	$1.30

4. Operating Segments
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and resort and spa centers. We aggregate the activities of our centers and other ancillary products and services into one reportable segment as none of the centers or other ancillary products or services meet the quantitative thresholds for separate disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each of the centers has similar expected economic characteristics, service and product offerings, customers and design. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.
The following table presents revenue for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Membership dues	$131,232	$111,744	$377,001	$318,939
Enrollment fees	6,818	6,501	19,991	18,565
Personal training	25,944	22,027	81,093	64,803
Other in-center	30,207	25,490	86,292	72,502
Other	4,608	3,688	11,290	9,879

Total revenue	$198,809	$169,450	$575,667	$484,688

5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Nine Months
	Ended September 30,
	2008	2007
Accounts receivable	$(858)	$(1,241)
Income tax receivable	5,852	1,843
Inventories	(415)	(3,964)
Prepaid expenses and other current assets	2,273	(2,619)
Deferred membership origination costs	(3,603)	(5,663)
Accounts payable	(4,637)	6,189
Accrued expenses	8,757	7,539
Deferred revenue	181	6,595
Deferred rent	1,380	(165)
Other liabilities	7,910	439

Changes in operating assets and liabilities	$16,840	$8,953

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
In December 2007, the FASB issued a revision of SFAS No. 141, “Business Combinations” (“SFAS 141(R)”). This accounting standard requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS 141(R) requires that acquisition-related costs will be generally expensed as incurred. SFAS 141(R) also expands the disclosure requirements for business combinations. SFAS 141(R) will be effective for us prospectively on January 1, 2009.
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
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the eleven new centers we have opened or plan to open in 2008, eight will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of seven leased facilities in 2006, the assumption of operations of one leased facility in 2007 and the six facilities we sold and leased back in 2008, is that our center operating margins may be lower than they have been historically, particularly as newly opened centers build membership. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the occupancy costs for the eight leased centers and the lease costs for facilities which we financed through sale leaseback transactions, to affect our center operating margins at these centers and on a consolidated basis. As the economy continues to slow, we also expect increased member attrition and lower in-center revenue per membership, which may result in lower total revenue and operating profit in affected centers. Our categories of new centers and existing centers do not include the center owned by Bloomingdale LIFE TIME Fitness, L.L.C. because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
As of June 30, 2008, we had planned to open eleven current model centers in 2009. As a result of the tight credit market and the slowing in the current economic environment, we decided to reduce the number of planned openings in 2009 from eleven to six centers. If we see the credit markets improve and we are able to secure additional capital, we will consider opening additional centers.
We measure performance using such key operating statistics as average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates. During 2008, our attrition rate increased, driven primarily by inactive members leaving earlier than in the past.
We have three primary sources of revenue. First, our largest source of revenue is membership dues (65.5% of total revenue for the nine months ended September 30, 2008) and enrollment fees (3.4% of total revenue for the nine months ended September 30, 2008) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods. Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (29.1% of total revenue for the nine months ended September 30, 2008), including fees for personal training, dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers. And third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (2.0% of total revenue for the nine months ended September 30, 2008), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.
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

Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center can vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium or add other facilities. The average cost for the current model centers opened in 2007 was approximately $31 million. We expect the average cost of new centers constructed in 2008 to be approximately $35 million, reflecting higher location costs and higher costs for the new 3-story centers opened in 2008. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
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

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Center revenue
Membership dues	66.0%	66.0%	65.5%	65.8%
Enrollment fees	3.5	3.8	3.4	3.8
In-center revenue	28.2	28.0	29.1	28.4

Total center revenue	97.7	97.8	98.0	98.0
Other revenue	2.3	2.2	2.0	2.0

Total revenue	100.0	100.0	100.0	100.0

Operating expenses
Center operations	58.4	57.6	58.6	58.0
Advertising and marketing	3.7	3.2	4.1	3.8
General and administrative	4.8	5.8	5.3	6.4
Other operating	2.5	2.5	2.4	2.3
Depreciation and amortization	9.4	8.8	9.1	8.9

Total operating expenses	78.8	77.9	79.5	79.4

Income from operations	21.2	22.1	20.5	20.6

Other income (expense)
Interest expense, net	(3.6)	(4.2)	(3.7)	(3.9)
Equity in earnings of affiliate	0.2	0.2	0.2	0.2

Total other income (expense)	(3.4)	(4.0)	(3.5)	(3.7)

Income before income taxes	17.8	18.1	17.0	16.9
Provision for income taxes	6.9	7.3	6.8	6.8

Net income	10.9%	10.8%	10.2%	10.1%

Other financial and operating data
Average center revenue per membership	$358	$345	$1,082	$1,016
Average in-center revenue per membership	$104	$99	$321	$294
Centers open at end of period	77	67	77	67
Number of memberships at end of period	557,164	492,410	557,164	492,410
Total center square footage at end of period (1)	7,645,989	6,499,549	7,645,989	6,499,549

(1)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. We exclude outdoor pool, outdoor play areas and indoor/outdoor tennis elements.

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007
Total revenue. Total revenue increased $29.3 million, or 17.3%, to $198.8 million for the three months ended September 30, 2008, from $169.5 million for the three months ended September 30, 2007.
Total center revenue grew $28.4 million, or 17.2%, to $194.2 million for the three months ended September 30, 2008, from $165.8 million for the three months ended September 30, 2007. Comparable center revenue increased 3.9% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Of the $28.4 million increase in total center revenue,
•	68.5% was from membership dues, which increased $19.5 million, or 17.4%, due to increased memberships at new centers, junior membership programs and increased sales of value-added memberships. Our number of memberships increased 13.2% to 557,164 at September 30, 2008 from 492,410 at September 30, 2007. The membership growth of 13.2% was down from membership growth of 15.1% from September 30, 2007 over September 30, 2006, primarily due to the second anniversary of our acquisition of seven leased centers in July 2006, and the effects of a slower economy in the fourth quarter of 2007 and the first nine months of 2008.

•	30.4% was from in-center revenue, which increased $8.6 million primarily as a result of our members’ use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $99 for the three months ended September 30, 2007 to $104 for the three months ended September 30, 2008. Overall, in-center revenue growth slowed from 11.4% the first half of 2008 to 4.8% in the third quarter driven primarily by reduced consumer spending on in-center services in the current slower economy.

•	1.1% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods. Enrollment fees increased $0.3 million for the three months ended September 30, 2008 to $6.8 million. In 2008, we lowered our enrollment fees to stimulate new membership demand.
Other revenue increased $0.9 million, or 24.9%, to $4.6 million for the three months ended September 30, 2008, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $116.3 million, or 59.9% of total center revenue (or 58.4% of total revenue), for the three months ended September 30, 2008 compared to $97.6 million, or 58.9% of total center revenue (or 57.6% of total revenue), for the three months ended September 30, 2007. This $18.7 million increase primarily consisted of $10.5 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs, an increase of $3.9 million in occupancy-related costs, including utilities, real estate taxes, rent on leased centers and an increase in expenses to support in-center products and services.
Advertising and marketing expenses. Advertising and marketing expenses were $7.3 million, or 3.7% of total revenue, for the three months ended September 30, 2008, compared to $5.4 million, or 3.2% of total revenue, for the three months ended September 30, 2007. These expenses increased primarily due to broader advertising for existing and new centers and those centers engaging in presale activities to stimulate new membership demand.
General and administrative expenses. General and administrative expenses were $9.5 million, or 4.8% of total revenue, for the three months ended September 30, 2008, compared to $9.8 million, or 5.8% of total revenue, for the three months ended September 30, 2007. This decrease as a percentage of revenue was primarily due to increased efficiencies and productivity improvements, as well as the elimination of lease costs for our former corporate office.
Other operating expenses. Other operating expenses were $4.9 million for the three months ended September 30, 2008, compared to $4.3 million for the three months ended September 30, 2007. This increase is primarily a result of losses on the disposition of property and equipment.
Depreciation and amortization. Depreciation and amortization was $18.7 million for the three months ended September 30, 2008, compared to $14.9 million for the three months ended September 30, 2007. This $3.8 million increase was due primarily to depreciation on our new centers and new headquarters opened in 2007 and the first nine months of 2008 and the completed remodels of our leased centers acquired in July 2006.

Interest expense, net. Interest expense, net of interest income, was $7.2 million for the three months ended September 30, 2008, compared to $7.1 million for the three months ended September 30, 2007. This $0.1 million increase was primarily the result of increased average debt balances on floating rate debt.
Provision for income taxes. The provision for income taxes was $13.7 million for the three months ended September 30, 2008, compared to $12.4 million for the three months ended September 30, 2007. This $1.3 million increase was due to an increase in income before income taxes of $4.6 million which was partially offset by a decrease in effective tax rate during the third quarter of 2007 compared to the same period of 2008.
Net income. As a result of the factors described above, net income was $21.6 million, or 10.9% of total revenue, for the three months ended September 30, 2008, compared to $18.4 million, or 10.8% of total revenue, for the three months ended September 30, 2007.
Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007
Total revenue. Total revenue increased $91.0 million, or 18.8%, to $575.7 million for the nine months ended September 30, 2008, from $484.7 million for the nine months ended September 30, 2007.
Total center revenue grew $89.6 million, or 18.9%, to $564.4 million for the nine months ended September 30, 2008, from $474.8 million for the nine months ended September 30, 2007. Comparable center revenue increased 3.8% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Of the $89.6 million increase in total center revenue,
•	64.8% was from membership dues, which increased $58.1 million, or 18.2%, due to increased memberships at new centers, junior membership programs and increased sales of value-added memberships. Our number of memberships increased 13.2% to 557,164 at September 30, 2008 from 492,410 at September 30, 2007. The membership growth of 13.2% was down from membership growth of 15.1% from September 30, 2007 over September 30, 2006, primarily due to the second anniversary of our acquisition of seven leased centers in July 2006, our strategy to reduce memberships in centers where memberships exceed our target capacity and the effects of a slower economy in the fourth quarter of 2007 and the first nine months of 2008.

•	33.6% was from in-center revenue, which increased $30.1 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $294 for the nine months ended September 30, 2007 to $321 for the nine months ended September 30, 2008.

•	1.6% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods. Enrollment fees increased $1.4 million for the nine months ended September 30, 2008 to $20.0 million. In 2008, we lowered our enrollment fees to stimulate new membership demand.
Other revenue increased $1.4 million, or 14.3%, to $11.3 million for the nine months ended September 30, 2008, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $337.1 million, or 59.7% of total center revenue (or 58.6% of total revenue), for the nine months ended September 30, 2008 compared to $281.2 million, or 59.2% of total center revenue (or 58.0% of total revenue), for the nine months ended September 30, 2007. This $55.9 million increase primarily consisted of $30.9 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs, an increase of $12.6 million in occupancy-related costs, including utilities, real estate taxes, rent on leased centers and an increase in expenses to support in-center products and services.
Advertising and marketing expenses. Advertising and marketing expenses were $23.6 million, or 4.1% of total revenue, for the nine months ended September 30, 2008, compared to $18.2 million, or 3.8% of total revenue, for the nine months ended September 30, 2007. These expenses increased primarily due to broader advertising for existing and new centers and those centers engaging in presale activities to stimulate new membership demand.
General and administrative expenses. General and administrative expenses were $30.7 million, or 5.3% of total revenue, for the nine months ended September 30, 2008, compared to $30.9 million, or 6.4% of total revenue, for the nine months ended September 30, 2007. These expenses decreased as a percentage of revenue primarily due to increased efficiencies and productivity improvements, as well as the elimination of lease costs for our former corporate office.
Other operating expenses. Other operating expenses were $13.7 million for the nine months ended September 30, 2008, compared to $11.4 million for the nine months ended September 30, 2007. This increase is primarily a result of losses on the disposition of property and equipment.
Depreciation and amortization. Depreciation and amortization was $52.5 million for the nine months ended September 30, 2008, compared to $43.3 million for the nine months ended September 30, 2007. This $9.2 million increase was due primarily to depreciation on our new centers and new headquarters opened in 2007 and the first nine months of 2008 and the completed remodels of our leased centers acquired in July 2006.
Interest expense, net. Interest expense, net of interest income, was $21.3 million for the nine months ended September 30, 2008, compared to $19.0 million for the nine months ended September 30, 2007. This $2.3 million increase was primarily the result of increased average debt balances on floating rate debt.
Provision for income taxes. The provision for income taxes was $38.9 million for the nine months ended September 30, 2008, compared to $32.7 million for the nine months ended September 30, 2007. This $6.2 million increase was due to an increase in income before income taxes of $16.0 million.
Net income. As a result of the factors described above, net income was $58.8 million, or 10.2% of total revenue, for the nine months ended September 30, 2008, compared to $49.0 million, or 10.1% of total revenue, for the nine months ended September 30, 2007.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt and sale leaseback arrangements, sales of equity and cash provided by operations. Principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and their related fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. We plan to fund our revised center growth plan for 2009 primarily with cash flows from operations and available debt from our revolving credit facility; however, we will continue to pursue appropriately-priced long-term financing, mainly in the forms of mortgages and sale-leasebacks. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.
Operating Activities
As of September 30, 2008, we had total cash and cash equivalents of $7.1 million and $9.3 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $105.1 million available under the existing terms of our revolving credit facility as of
September 30, 2008.
Net cash provided by operating activities was $143.5 million for the nine months ended September 30, 2008 compared to $107.3 million for the nine months ended September 30, 2007, driven primarily by a $9.8 million, or 20.1%, improvement in net income, an increase in depreciation expense of $9.2 million, an increase in deferred income taxes of $3.2 million and cash provided by changes in operating assets and liabilities.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations. We expect the average cost of new centers constructed in 2008 to be approximately $35 million.

Net cash used in investing activities was $207.3 million for the nine months ended September 30, 2008, compared to $314.6 million for the nine months ended September 30, 2007. The decrease of $107.3 million was primarily due to the proceeds from the sale leaseback of six facilities, partially offset by capital expenditures for the construction of new centers and updates to our existing centers.
Our capital expenditures were as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2008	2007
Cash purchases of property and equipment	$360,551	$310,478
Non-cash purchases of property and equipment financed through capital lease obligations	12,294	—
Non-cash purchases of property and equipment in accounts payable	28,909	2,548
Non-cash share-based compensation capitalized to projects under development	552	522

Total capital expenditures	$402,306	$313,548

The following schedule reflects capital expenditures by type of expenditure (in thousands):

	For the Nine Months
	Ended September 30,
	2008	2007
New center land, building and construction on clubs opened or to be opened through the current calendar year	$211,380	$145,852
New center land, building and construction on clubs planned to be opened in the next calendar year	71,863	91,963
New center land, building and construction on clubs planned to be opened two years out	31,836	11,236
Acquisitions, updating existing centers and corporate infrastructure	87,227	64,497

Total capital expenditures	$402,306	$313,548

At October 15, 2008, we had purchased or leased the real property for the 11 new centers that we plan to open in 2008, nine of which had already opened. In addition, we had purchased the real property for five and entered into a ground lease for one of the six centers we plan to open in 2009, and we had purchased or leased real property for the development for four of the six centers that we plan to open in 2010. Construction in progress, including land purchased for future development totaled $279.2 million at September 30, 2008 and $210.8 million at September 30, 2007.
We expect our net cash outlays for capital expenditures to be approximately $440 to $460 million for the year ending December 31, 2008, including approximately $80 to $100 million in the remaining three months of 2008. Of this approximately $80 to $100 million, we expect to incur approximately $70 to $85 million for new center construction and approximately $10 to $15 million for the updating of existing centers, net of leasehold improvement credit, and corporate infrastructure. We plan to fund these capital expenditures with cash from operations and our revolving credit facility. In addition, we will continue to pursue appropriately-priced long-term financing, mainly in the forms of mortgages and sale leaseback transactions.

Financing Activities
Net cash provided by financing activities was $65.6 million for the nine months ended September 30, 2008, compared to $201.1 million for the nine months ended September 30, 2007. The decrease of $135.5 million was primarily due to the $105.0 million financing received in January 2007 and the $92.5 million of proceeds from the common stock offering in August 2007, partially offset by greater proceeds from our revolving credit facility in 2008.
Revolving Credit Facility
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
On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate. On April 9, 2008, we exercised $21.0 million of the accordion feature with commitments from certain of our bank lenders, increasing the amount of the facility from $400.0 million to $421.0 million. On June 12, 2008, we exercised $49.0 million of the accordion feature with commitments from certain of our bank lenders, increasing the facility to $470.0 million. Under the terms of the amended credit facility, we may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us and if one or more lenders commit the additional $130.0 million. As of September 30, 2008, $355.3 million was outstanding on the U.S. Bank Facility, plus $9.6 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2008 was 4.4% and $364.1 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2007 was 6.8% and $217.6 million, respectively.
Variable Rate Demand Notes
On July 13, 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which were used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature on July 1, 2033, bear interest at a variable rate that is adjusted weekly. The notes are backed by a letter of credit from General Electric Capital Corporation (GECC), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires June 1, 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations.
Sale Leaseback Transactions
On August 21, 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (the “Purchaser”) providing for the sale of certain properties to Purchaser in a sale leaseback transaction. The properties are located in Alpharetta, Georgia, Allen, Texas, Omaha, Nebraska and Romeoville, Illinois (the “Properties”), and were sold to Purchaser for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Purchaser. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible net worth of at least $200.0 million.
On September 26, 2008, a wholly owned subsidiary sold certain properties to LT FIT (AZ-MD) LLC, an affiliate of W.P. Carey & Co., LLC (“Purchaser”). The properties are located in Scottsdale, Arizona and Columbia, Maryland (the “Properties”), and were sold to Purchaser for approximately $60.5 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and Purchaser, our subsidiary will Lease the Properties from Purchaser. The Lease has a total term of 40 years, including an initial term of 20 years and four consecutive automatic renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and are automatically exercised if notice is not provided to Purchaser 18 months before the lease term ends. The initial rent will be approximately $5.7 million per year, increased after every year during the initial term and each year of any renewal option, if exercised, by an amount equal to 2% of the rent paid in the calendar year immediately before the effective date of the rent increase. The Lease is an “absolute net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Purchaser. Pursuant to the terms of a Guaranty and Suretyship Agreement, we have guaranteed the subsidiary’s obligations under the Lease.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of September 30, 2008.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations. As of September 30, 2008 and December 31, 2007, our floating rate indebtedness was approximately $264.5 million and $187.8 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the nine months ended September 30, 2008, our interest costs would have increased by approximately $1.9 million. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2008, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2008.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Third Quarter 2008

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan (1)	Plan (1)
July 1 - 31, 2008	466	$29.83	466	442,656
August 1 - 31, 2008	—	—	—	442,656
September 1 - 30, 2008	—	—	—	442,656
Total	466	$29.83	466	442,656

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
On November 10, 2008, we entered into an Omnibus Amendment with Teachers Insurance and Annuity Association of America (TIAA) with respect to the terms of the mortgages that secure our obligations to TIAA. Pursuant to the terms of the Omnibus Amendment, the equity interest requirement applicable to our Chief Executive Officer was amended such that he must, at all times during the loan, retain at least 1.8 million shares of our common stock (subject to appropriate adjustment for stock splits and similar readjustments), which shares on and after November 30, 2008 must be owned unencumbered, and the equity interest requirement applicable to our other employees was amended such that our employees must, in the aggregate, hold shares or options representing at least 3% of our outstanding common stock.

ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Purchase and Sale Agreement by and among Life Time Fitness, Inc. and LTF Real Estate Company, Inc., as Seller, and Senior Housing Properties Trust, as Purchaser, dated as of August 21, 2008	Filed Electronically

10.2	Lease Agreement dated as of August 21, 2008 by and among SNH LTF Properties LLC, as Landlord, and LTF Real Estate Company, Inc., as Tenant	Filed Electronically

10.3	Guaranty Agreement dated as of August 21, 2008 by Life Time Fitness, Inc. for the benefit of SNH LTF Properties LLC	Filed Electronically

10.4	Lease Agreement between LT FIT (AZ-MD) LLC (an affiliate of W.P. Carey & Col, LLC), as Landlord, and LTF Real Estate Company, Inc., as Tenant dated September 26, 2008	Filed Electronically

10.5	Guaranty and Suretyship Agreement dated as of September 26, 2008 made by Life Time Fitness, Inc. to LT FIT (AZ-MD) LLC	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2008.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Purchase and Sale Agreement by and among Life Time Fitness, Inc. and LTF Real Estate Company, Inc., as Seller, and Senior Housing Properties Trust, as Purchaser, dated as of August 21, 2008	Filed Electronically

10.2	Lease Agreement dated as of August 21, 2008 by and among SNH LTF Properties LLC, as Landlord, and LTF Real Estate Company, Inc., as Tenant	Filed Electronically

10.3	Guaranty Agreement dated as of August 21, 2008 by Life Time Fitness, Inc. for the benefit of SNH LTF Properties LLC	Filed Electronically

10.4	Lease Agreement between LT FIT (AZ-MD) LLC (an affiliate of W.P. Carey & Col, LLC), as Landlord, and LTF Real Estate Company, Inc., as Tenant dated September 26, 2008	Filed Electronically

10.5	Guaranty and Suretyship Agreement dated as of September 26, 2008 made by Life Time Fitness, Inc. to LT FIT (AZ-MD) LLC	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically