Form 10-K
period 2008-12-31
LIFE TIME FITNESS INC
filed 2009-03-02
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File No. 001-32230

Life Time Fitness, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1689746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2902 Corporate Place Chanhassen, Minnesota	55317 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: 952-947-0000
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.02 par value	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,021,081,840, based on the closing sale price for the registrant’s common stock on that date.
     The number of shares outstanding of the Registrant’s common stock as of February 16, 2009 was 39,612,775 common shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held April 23, 2009 are incorporated by reference in Part III.
FORWARD-LOOKING STATEMENTS
The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 15— 19 of this Annual Report on Form 10-K that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements. We are not obligated to update these forward-looking statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I
Item 1. Business.
Company Overview
As a Healthy Way of Life company, Life Time Fitness is committed to helping its members achieve healthier, more active lives. To accomplish this, we operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment under the LIFE TIME FITNESS® brand. We design, develop and operate our centers and we focus on providing our members and customers with products and services at a high quality and compelling value in the areas of education, exercise and nutrition.
As of February 27, 2009, we operated 83 centers primarily in suburban locations in 18 states and 22 major markets. Most Life Time Fitness centers offer access 24 hours a day, seven days a week to an expansive selection of premium amenities and services, including more than 400 pieces of state-of-the-art cardiovascular and resistance equipment and free-weights. Amenities generally include multiple group fitness studios with free classes, a team of certified personal trainers and programming, educational seminars and fitness assessments, a wide selection of adult and youth programs and activities, athletic events, cycle theatres, rock climbing walls, multiple basketball courts, squash and/or racquetball courts, Pilates and yoga studios, dry saunas, complimentary towel and locker service, large indoor and outdoor aquatics centers with multiple, two-story waterslides, two large zero-depth recreation pools, a lap pool and children’s interactive play area, two whirlpools, an outdoor bistro, a large child center featuring a play maze, computer center, separate infant playroom, and numerous children’s activities, a separate family locker room, LifeSpa, which delivers a full range of hair, nail and skin care services, and therapeutic massage, and LifeCafe, which offers the best in nutritional food and beverage services.
We believe our centers provide a desirable and unique experience for our members, resulting in a high number of memberships per center, which we closely manage to optimize the member experience. Since 1992, we have refined our center size and design with the opening of each new center. Of our 83 centers, we consider 74 to be of our large format design. Among these 74 centers, we consider 50 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes remain consistent across all of our centers. Our current model centers generally target 8,500 to 11,500 memberships by offering, on average, 113,000 square feet of multi-use, sports and athletic, professional fitness, family recreation, spa amenities and programs and services in a resort-like environment.
Our principal executive offices are located at 2902 Corporate Place, Chanhassen, Minnesota 55317, and our telephone number is (952) 947-0000. Our Web site is located at lifetimefitness.com. The information contained on our Web site is not a part of this annual report.
Our History
Our Chairman and Chief Executive Officer, Bahram Akradi, founded Life Time Fitness with the vision to create a Healthy Way of Life company that would provide an educational and entertaining experience of uncompromising quality, while meeting the health and fitness needs of our members by always putting the customer first. For example, our company has never required long-term member contracts, instead preferring to offer month-to-month agreements that provide members flexibility, while focusing the efforts of our employees on the goal of earning our members’ business each and every day, upon each and every visit.
In 1992, we opened our first club in Brooklyn Park, Minnesota. This 27,000 square-foot, strip-mall facility served as the first validation of a new, highly differentiated product and service that uniquely catered to individuals and families.
Since then, we have been credited with transforming the health and fitness industry with category-redefining centers that feature sports and athletics, family recreation and entertainment, professional fitness, spa services, and amenities and programming in a resort-like environment.
In 2000, we expanded our offerings beyond operating our centers with the introduction of our proprietary line of nutritional products and supplements, and our award-winning magazine, Experience Life. In 2001, we formalized our Athletic Events division, which now offers nearly 100 events each year, including triathlons (indoor and outdoor) and running events which primarily comprise 5Ks. Beginning in 2003, we launched a portfolio of health seminars, assessments and innovative partnerships with health insurance companies with the goal of further extending our Healthy Way of Life mission to corporate America.
In 2004, we completed our initial public offering and our stock is listed on the New York Stock Exchange (Ticker: LTM).
We have only closed one facility in our history — the previously mentioned Brooklyn Park, Minnesota center. We decided not to renew our lease at that location in December 2006 because we had since opened five other locations in the vicinity that continue to serve the membership from this former location.
Since inception, we have led the creation not of a health club chain, but rather a comprehensive, Healthy Way of Life company and brand that continues to have a significant impact on the health and wellness of consumers.
Our Competitive Strengths
We offer comprehensive and convenient programs and services.
Our large format centers offer a vast array of high quality, high value programs and services in a resort-like setting. Unlike traditional health clubs, these centers typically offer large indoor and outdoor family recreation pools, climbing walls and basketball and racquet/squash courts, in addition to approximately 400 pieces of cardiovascular, and resistance training equipment, free weights and an extensive offering of health and fitness classes. Our national team of member-focused employees, each trained through our specifically designed program of classes and/or certifications, is committed to providing an environment that is clean, educational and entertaining, friendly and inviting, and functional and innovative. Our large format centers generally include luxurious reception areas and locker rooms, child center facilities with spacious play areas, spas offering massage and beauty services and cafes with healthy product offerings throughout the day.
We offer a value proposition that encourages membership loyalty.
The broad range of amenities, programs and services we offer exceed that of most other health and fitness center alternatives available to our members. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $50 to $80 per month for an individual membership and from $100 to $150 per month for a couple or family membership. Our memberships include the primary member’s children under the age of 12 at a nominal per child monthly cost. We provide the majority of our members with a variety of complimentary services, including group fitness classes, educational seminars and fitness assessments, towel and locker service and a subscription to our award-winning magazine, Experience Life. Our membership plans include initial 30-day money back guarantees and are month-to-month, cancelable at any time by giving advance notice. We believe our value proposition and member focused approach creates loyalty among our members.
We offer a product that is convenient for our members.
Our centers are generally situated in high-traffic residential areas and are easily accessed and centrally located among the residential, business and shopping districts of the surrounding community. We design, develop and operate our centers to accommodate a large and active membership base by generally providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient parking spaces, lockers and equipment to allow our members to exercise with little or no waiting time, even at peak hours and when center membership levels are at targeted capacity. Our child center services are available to the majority of our members for a modest monthly fee per child for up to two hours per day. Most of our centers offer the convenience of spa and cafe services. Most members have access to attend more than one center in markets where we operate more than one location.
We have an established and profitable economic model.
Our economic model is both based and dependent on attracting a large membership base within the first three years after a new center is opened, as well as retaining those members and maintaining tight expense control. For each of the fiscal years from 2006 to 2008, this economic model has resulted in annual revenue growth of 31%, 28% and 17%, respectively, with revenue of $769.6 million in 2008; annual EBITDA growth of 24%, 33% and 12%, respectively, with EBITDA of $221.5 million in 2008; and annual net income growth of 23%, 35% and 6%, respectively, with net income of $71.8 million in 2008. We expect the typical membership base at our large format centers to grow from approximately 35% of targeted membership capacity at the end of the first month of operations to 90% of targeted membership capacity by the end of the third year of operations, which is consistent with our historical performance.
We believe we have a disciplined and sophisticated site selection and development process.
We believe we have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build or lease new centers, as well as specific sites for potential future centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis to predetermined physical, demographic, psychographic and competitive criteria generated from profiles of each of our existing centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of approval by our management and board of directors. By utilizing a wholly owned construction subsidiary, FCA Construction Company, LLC (FCA Construction), that is dedicated solely to building and remodeling our centers, we maintain maximum flexibility over the design process of our centers and control over the cost and timing of the construction process subject to financing and capital availability.
Our Growth Strategy
Our growth strategy is driven by three primary elements:
Open new centers.
We intend to expand our base of centers. In 2008, we opened eleven centers, of which we designed and constructed ten current model centers and renovated one commercial space into a large format center. We expect to open up to six centers in 2009. Two of these centers opened in February 2009 and the remaining four are currently under construction.
Increase membership and optimize membership dues.
Of our 81 open centers at December 31, 2008, 36 had not yet reached maturity, which we define as the 37th month of operations. These 36 centers averaged 63% of targeted membership capacity as of December 31, 2008. We expect the continuing increase in memberships at these centers to contribute significantly to our future growth as these centers move toward our goal of 90% of targeted membership capacity by the end of their third year of operations. We also plan to continue to drive membership growth at mature centers that are not yet at targeted capacity.
In addition to increasing membership levels, we focus on optimizing our membership dues by offering four different types of centers and membership options: Bronze, Gold, Platinum and Onyx, which are based on center amenities, services, location, capacity and cost of operation. Each membership type offers a distinctive pricing level, center access and membership privileges, along with affinity partner benefits outside of our centers. In order to achieve and maintain these membership goals, we focus on demographics, center usage and membership trends, and employ marketing programs to effectively communicate our value proposition to existing and prospective members.
Increase in-center products and services revenue.
From 2004 to 2008, revenue from the sale of in-center products and services grew at a compound annual growth rate of 25% from $71.6 million to $218.2 million and we increased in-center revenue per membership from $267 to $414. We believe revenue from the sale of our in-center products and services will continue to grow. Our centers offer a variety of in-center programs, products and services, including individual and group sessions with certified professional personal trainers and registered dieticians, LifeSpa services, member activities programs, wellness programs, Pilates and yoga, tennis programs and the food from our LifeCafe restaurant. We expect to continue driving in-center revenue both by increasing sales of our current in-center products and services and introducing new products and services to our members.
Our Industry
We participate in the large and growing U.S. health and wellness industry, which we define to include health clubs, fitness equipment, athletics, physical therapy, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association (“IHRSA”), the estimated market size of the U.S. health club industry, which is a relatively small part of the health and wellness industry, was approximately $18.5 billion in revenues for 2007 and 41.5 million memberships with approximately 30,000 clubs as of January 2008. Based on IHRSA membership data, the percentage of the total U.S.

population with health club memberships increased from 15.1% in 2003 to 15.4% in 2007. Over this same period, total U.S. health club industry revenues increased from $14.1 billion to $18.5 billion.
Our Philosophy — A “Healthy Way of Life” Company
We offer our members a healthy way of life in the areas of exercise, education and nutrition by providing high-quality, high-value products and services both in and outside of our centers. We promote continuous education as an easy and inspiring part of every member’s experience by offering free seminars on health and nutrition to educate members on the benefits of a regular fitness program and a balanced lifestyle. Moreover, our centers offer interactive learning opportunities, such as personal training, group fitness sessions and member activities classes and programs. We believe that by helping our members experience the rewards of challenging and investing in themselves, they will associate our company with healthy and active living.
Our Sports and Athletic, Professional Fitness, Family Recreation and Spa Centers
Size and Location
Our centers have evolved since inception and will continue to evolve. Out of our 83 centers, 74 are of our large format design and 50 of these 74 centers conform to our current model center. Our current model center averages 113,000 square feet and serves as an all-in-one sports and athletic center and professional fitness facility, with family recreation, café and spa amenities in a resort-like environment. Our distinctive format is designed to provide efficient and inviting spaces that accommodate our targeted capacity of 8,500 to 11,500 memberships and provide a premium assortment of amenities and services. Our 24 centers that have the large format design, but do not conform to our current model center, average approximately 95,000 square feet and have an average targeted capacity of 7,900 memberships. Generally, targeted capacity for a center is 750 to 1,000 memberships for every 10,000 square feet at a center. This targeted capacity is designed to maximize the member experience based upon our historical understanding of membership usage, facility layout, the number of single, couple and family memberships and pricing. Our centers are centrally located in areas that offer convenient access from residential, business and shopping districts of the surrounding community, and generally provide free and ample parking.
Center Environment
Our centers combine modern architecture and décor with state-of-the-art amenities to create a friendly and inviting, functional and innovative sports and athletic, professional fitness, family recreation and spa destination for the entire family. The majority of our current model centers and most of our large format centers are freestanding buildings designed with open architecture and naturally illuminated atriums that create a spacious, inviting atmosphere. From the limestone floors, natural wood lockers and granite countertops, to our safe and bright child centers, each room is carefully designed to create an appealing and luxurious environment that attracts and retains members and encourages them to visit the center. Moreover, we have specific staff members who are responsible for maintaining the cleanliness and neatness of the locker room areas, which contain approximately 800-900 lockers, throughout the day and particularly during the center’s peak usage periods. We regularly update and refurbish our centers to maintain a high-quality experience. Our commitment to quality and detail provides a similar look and feel at each of our large format centers.

Equipment and Programs
The table below displays the wide assortment of amenities, services, activities and events typically found at our large format centers, including our current model centers:

Amenities	Services	Activities and Events

Basketball/Volleyball Courts	24-Hour Availability	Aquatics
Cardiovascular, Resistance	Fitness Assessments	Athletic Leagues
and Free Weight Equipment	Educational Seminars	Birthday Parties
Cycle Theatres	Experience Life Magazine	Eastern/Martial Arts
Group Fitness Studios	Towel Service	Kids’ Club
Lap Pool	Locker Service	Pilates
Racquetball/Squash Courts	Massage Therapy	Group Fitness Classes
Child Center	Nutritional Products	Scuba Lessons
Rock Climbing Cavern	Personal Training	Studio Cycling
Saunas	T.E.A.M. Programs	Sports Training Camps
Two-story Waterslides	Cardio O2 Run	Summer Camps
Whirlpool Spas	Cardiovascular and Resistance Training	Swimming Lessons
Zero-depth Entry Swimming Pools	Metabolic Testing	Yoga
LifeStudio	Nutrition Coaching	Educational Camps
LifeCafe	Endurance Coaching	Dance Classes
LifeSpa	Member Advantage	Athletic Events
Pool-side Bistro	Total Health	Run Club, Cycle-Club and other
Men’s, Women’s and Family	myLT.com	Interest driven clubs
Locker Rooms
Fitness Equipment and Facilities. To help members develop and maintain a healthy way of life, train for athletic events or lose weight, our centers have up to 400 pieces of cardiovascular and resistance training equipment plus free weights. Exercise equipment is arranged in spacious workout areas to allow for easy movement from machine to machine, facilitating a convenient and efficient workout. Equipment in these areas is arranged in long parallel rows that are clearly labeled by muscle group, allowing members to conveniently customize their exercise programs and reduce downtime during their workouts. Due to the large amount of equipment in each center, members rarely have to wait to use a machine. We have in-house technicians that service and maintain our equipment, which generally enables us to repair or replace any piece of equipment promptly. In addition, we have a comprehensive system of large-screen televisions in the fitness area.
Our current model centers have large indoor and outdoor recreation pools with zero depth entrances and water slides, lap pools, saunas, steam baths and whirlpools. A majority of these centers also have at least two regulation-size basketball courts that can be used for various sports activities, as well as other dedicated facilities for group fitness, cycling, rock climbing, racquetball and/or squash. In addition, 12 of our current model and large format centers have tennis courts. Programs at these tennis facilities include professional instruction and leagues.
Personalized Services for Individuals and Small Groups. On average, we employ 25 personal trainers and one registered dietician in a current model center. Our personal trainers are skilled in assessing and formulating safe and effective individual and group exercise programs. Our registered dieticians, which we refer to as nutrition coaches, promote healthy eating habits by planning food and nutrition programs based on their knowledge of metabolism and the biochemistry of nutrients and food components. Our personal training program goal has been and will continue to be to raise the bar and be considered leaders in the industry. To this end, our personal trainers are required to be certified by one of the nationally accredited certification bodies within six months of employment and take a rigorous one-week internal certification program before providing member service.
We offer many different programs featuring our certified professional personal trainers or registered dieticians, including:

•	One-On-One sessions — an individual member meets directly with a personal trainer or a registered dietician designed to help members achieve their healthy way of life goals, including losing weight, gaining weight/muscle mass, or specific event training.

•	Small Group sessions — designed for a group of 2-4 members who meet directly with a single personal trainer or a registered dietician designed to help members achieve their goals with others.

•	T.E.A.M. (Training — Education — Accountability — Motivation) programs — We have developed a number of large group (typically 8-12 members) programs under our proprietary T.E.A.M. platform. Our T.E.A.M. Weight Loss program focuses on exercise, education and nutrition and provides the resources as well as support needed for long-term weight loss success. The T.E.A.M. Fitness program combines cardio exercise with strength training. Our Cardio O2 Run program focuses on training in the right heart rate zones, for the right duration of time and at the right frequency to burn fat more efficiently while improving overall health and wellness. Our T.E.A.M. Boot Camp challenges our members to test their limits in strength, agility and stamina.
Fitness Programs and Classes. Our centers offer fitness programs, including group fitness classes and health and wellness training seminars on subjects ranging from mastering your metabolism to personal nutrition. Each current model center has at least two group fitness studios and makes use of the indoor and outdoor pool areas for classes. These centers also offer a LifeStudio mind/body area for yoga and Pilates as well as a studio dedicated to studio cycling. On average, we offer 85 group fitness classes per week at each current model center, including, for example, studio cycling, step workout, dance classes, circuit training and fitness yoga classes. These classes generally are free of charge to our members. The volume and variety of activities at each center allow each member to enjoy the center, whether participating in personalized activities or with other family members in group activities.
Other Center Services. Our large format centers feature a LifeCafe, which offers fresh and healthy pre-prepared and made-to-order sandwiches, snacks and shakes to our members. Our LifeCafe offers members the choice of dining indoors, ordering their meals and snacks to go or, in each of our current model centers and certain of our other large format centers, dining outdoors at the poolside bistro. Our LifeCafes also carry our own line of nutritional products, third-party nutritional products, sports accessories and personal hygiene products.
Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-service spa located inside the centers. Our LifeSpas offer hair, body, skin care and massage therapy services, customized to each client’s individual needs. The LifeSpas are located in separate, self-contained areas that provide a relaxing and rejuvenating environment.
Almost all of our centers offer on-site child centers for children ages three months to 11 years for a low monthly fee per child. Child center services are available for up to two hours per child per day while members use our centers. The children’s area features a play maze, computer center, separate infant playroom, and numerous children’s activities. We hire experienced personnel that are dedicated to working in the child centers to ensure that children have an enjoyable and safe experience.
All of our large format centers offer a variety of free and fee-based programs for children, including swimming lessons, activity programs, martial arts classes, sports programs and craft programs, most of which are open to both members and non-members. We also offer several children’s camps during the summer and holidays. For adults, we offer various sports leagues and martial arts classes.
Memberships
Our month-to-month membership plans typically include 24-hour access, locker and towel service, a full range of premium amenities and services, and educational programs. Moreover, we offer an initial 30-day money-back guarantee on upfront membership enrollment fees and administrative fees and the first month’s membership dues, which is a longer period than required by state law and longer than offered by most other health clubs. We believe our unique centers and services, broad appeal to multiple family members of varying ages and physical abilities, and attractive value proposition are highly differentiated and key to our membership growth. We continually monitor member satisfaction and loyalty through phone and online surveys and roundtable forums that provide us with valuable feedback from our members. In turn, we use this input to influence current and future offerings.
As part of our value proposition, our new members may take advantage of equipment orientations and participate in a fitness assessment (FitPoint), which consists of fitness testing, exercise history, percent body fat measurement and goal setting. Other free and fee-based fitness clinics and assessments, and courses relating to nutrition and stress management also are offered.
We have a flexible membership structure, with different types of membership plans, that provide varying center access, in-center amenities, guest passes and partner benefits, the most common of which are the Bronze and Gold plans. The following table compares our different membership types, as of December 31, 2008:

	Bronze	Gold	Platinum	Onyx

	A great experience at our most affordable rate	Many center choices nationwide plus benefits outside the center	Broader nationwide center access, premium partner benefits and tennis	The ultimate in access, service, amenities and benefits

Number of centers designated	11	45	16	9

Center access	All bronze centers	All Bronze and Gold centers (56)	All Bronze, Gold and Platinum centers (72)	All Life Time Fitness locations nationwide, including Life Time Athletic centers (81)

In-center amenities	Complimentary towel and locker service	All Bronze benefits plus: complimentary climbing wall access, free racquetball and squash court access	All Gold benefits, plus: access to Platinum-level tennis clubs, fee-based tennis court access	All Platinum benefits

Partner benefits	10+ local and national partners	500+ local and national partners	575+ local and national partners	575+ local and national partners
Since our inception, we always have offered a convenient month-to-month membership, with a low, one-time joining fee, which includes an enrollment fee and an administrative fee, no long-term contracts and an initial 30-day money back guarantee. Subject to the particular market area and the membership plan, today, new members typically pay a one-time joining fee that generally ranges from $75 to $150. Members typically pay monthly membership dues ranging from $50 to $80 for individuals and $100 to $150 for couples or families for Gold or Platinum memberships. In addition, new members pay a $6 per child monthly fee to include junior members on a membership. Our current model centers average approximately 2.4 people per membership.
In 2008, we created a 26-and-under membership which provides this group with slightly lower monthly membership dues which range from $40 to $90. In doing so, it is our goal to increase the number of members we serve in this demographic.
Usage
Our centers are generally open 24 hours a day, seven days a week and our current model centers average approximately 68,000 visits per month after the first year of operations. We typically experience the highest level of member activity at a center during the 5:00 a.m. to 11:00 a.m. and 4:00 p.m. to 8:00 p.m. time periods on weekdays and during the 8:00 a.m. to 5:00 p.m. time period on weekends. Our centers are staffed accordingly during peak and non-peak hours to provide each member with a positive experience. Total usage for 2008 was 50.4 million visits, as compared to 42.1 million visits in 2007, an increase of 19.0%.
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

After we identify a potential site, we develop a business plan for a center on that site. This requires approvals from all areas of operations and the finance committee of our board of directors. We believe that our structured process provides discipline and reduces the potential for developing a site that the market cannot support.
Design and Construction. We have a wholly owned subsidiary, FCA Construction, which provides us with experienced in-house architecture and construction teams and is comprised of approximately100 employees. This subsidiary is dedicated solely to overseeing the design and construction of each new center and the remodeling of existing centers.
Our centers are designed by our architecture division, which has developed a prototypical set of design and construction plans and specifications that can be easily adapted to each new site. Our architecture division also assists our construction division in obtaining bids and permits in connection with constructing each new center.
Our construction division includes the onsite project management of each new site and remodel, as well as all other back office responsibilities, such as estimation, project accounting and sub-contractor selection. Dedicated internal personnel work on expediting the permitting processes and project scheduling. Our bid phase specialists obtain referrals for local subcontractors, monitor project costs, coordinate compliance with safety requirements, and prepare site documentation. Our project management group oversees the construction of each new center and works with our architects to review bids and monitor quality. Our construction procurement group bids each component of our projects to ensure cost-effective pricing. By using the same materials at each center, we not only maintain a consistent ‘look and feel,’ but also are generally able to purchase materials in sufficient quantities to receive favorable pricing. Each center has an on-site construction manager responsible for coordinating the entire project.
By utilizing FCA Construction, we are able to maximize our flexibility in the design process, retain control over the cost and timing of the construction process and realize potential cost savings on each project. Nearly all of the costs of the FCA Construction subsidiary are capitalized as a part of the overall initial investment in the center or the remodel. Any remaining unallocated costs are recognized as an expense in the period incurred. Because FCA Construction performs services solely for us, we do not recognize any revenue or profit related to FCA Construction’s operations.
In October 2008, we announced the decision to reduce the number of planned new club openings in 2009 and 2010. This business decision was made as a result of current economic factors and, most notably, the challenging capital markets upon which we rely to fund the construction of new centers. In connection with this decision, we realigned our staffing levels and cost structure with the revised growth plan. This resulted in the elimination of approximately 100 corporate positions, the majority of which were in our construction division but also included other corporate departments. As a result of these actions, we believe we are in a position to fund our planned new club development for the foreseeable future via existing financing and cash flow, and that we have a cost structure that aligns with our revised growth plans. We will continue to evaluate our staffing levels and cost structure in the future.
Marketing and Sales
Overview of Marketing. Our centralized marketing agency is responsible for generating membership leads for our sales force, supporting our corporate businesses and promoting our brand. Our marketing agency consists of four fully integrated divisions which are new member acquisition, planning and analysis, creative development and production, and Web development. By centralizing our marketing effort, we bring our marketing experience and strategy to each new market we enter in a coordinated manner. We also market to corporations and, in some situations, we offer discounted enrollment fees for persons associated with these corporations. Membership enrollment activity is tracked to gauge the effectiveness of each marketing medium, which can be adjusted as necessary from a center’s pre-opening phase to maturity and beyond.
Overview of Sales. We have a trained and certified, commissioned sales staff in each center that is responsible for converting the leads generated by our centralized marketing agency into new memberships. During the pre-opening and grand opening phases described below, we have up to 12 member advisors on staff at a center. As the center matures, we reduce the number of member advisors on staff to between six and eight. Our sales staff also uses our customer relationship management system to understand members’ interests and to manage existing member relationships.
Pre-Opening Phase. We generally begin selling memberships up to nine months prior to a center’s scheduled opening. New members are attracted during this period primarily through a portfolio of broad-reach and targeted consumer and business-to-business media as well as referral promotions. To further attract new members during this period, we occasionally offer lower pre-opening enrollment fees and special charter member benefits, and distribute free copies of our Experience Life magazine to households in the immediate vicinity of the new center.
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
Membership Growth Phase. After the grand opening phase, marketing activities and costs should decrease as drive-by visibility and word-of-mouth marketing become more influential. The goal of each center is to achieve consistent membership growth until targeted capacity is reached. Once the center has reached its targeted capacity, marketing efforts are directed at keeping membership levels stable and at growing other in-center services to existing members. Marketing plans for each center are formulated on an annual basis and reviewed monthly by marketing and center-level sales personnel. At monthly intervals, a comprehensive situation analysis is performed to ensure sales and retention objectives are meeting the goals of the center’s business plan.
Leveraging the LIFE TIME FITNESS Brand
We continue to build our brand nationally via our centers, and by delivering products and services in the areas of exercise, education and nutrition at a high quality and value. We are further strengthening the LIFE TIME FITNESS brand by broadening our portfolio of centers, expanding the circulation of our Experience Life magazine, and through our series of athletic events and line of nutritional products.
Centers. As of February 27, 2009, we operated 83 centers in 18 states and 22 major markets under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
Education. Core to our member commitment is the delivery of educational information that supports healthy and active lifestyles. We uphold this by offering Healthy Way of Life stories, news, products, tips and recipes on our Web sites, including lifetimefitness.com, experiencelifemag.com, myLT.com, and lifetimeendurance.com. We also offer educational classes at our centers and distribute our award-winning Experience Life magazine to most of our members. Experience Life includes an average of 98 full-color pages of health tips and insights, articles featuring quality-of-life topics and advertisements, and has a current circulation of approximately 615,000 copies to our members, non-member subscribers, households in new market areas and selected major bookstores nationwide. Experience Life averages 35 pages of advertising per issue and is expected to be published 10 times in 2009. In 2008, Experience Life was honored with Gold awards for Best How-To Article, Best Regular Column and Best Single-Topic Issue from the Minnesota Magazine Publications Association (MMPA). Since 2002, Experience Life has earned 45 MMPA awards, including the top prize for Overall Excellence three times.
Athletic Events. Our premier event is our annual Life Time Fitness Triathlon, held in Minneapolis, Minnesota, which attracted participants from 42 states and 14 countries in 2008, as well as national sponsors. The Life Time Fitness Triathlon offers a professional division with one of the sport’s largest prize purses. The event draws significant local, national and international media coverage. We manage the Life Time Fitness Triathlon Series, consisting of the Life Time Fitness Triathlon, Nautica New York City Triathlon, Accenture Chicago Triathlon, Kaiser Permanente Los Angeles Triathlon, and the Life Time Fitness-produced Toyota U.S. Open Triathlon in Dallas. This Series, which also is open to all amateur athletes, provides invited professional triathletes with the opportunity to compete in each race for a chance to win a portion of the Series’ total available prize purse. In addition to the Life Time Fitness Triathlon and Life Time Fitness Triathlon Series, we produce several shorter fun run/walks during the year, such as the 5K Reindeer Run in many of the cities where we operate centers, the Torchlight 5K Run and Turkey Day 5K in Minneapolis, and the Run Wild 5K Fun Run & Walk in Phoenix, Arizona, as well as indoor triathlons in many of our centers.
Nutritional Products. We offer a line of nutritional products, including Men’s and Women’s Performance Multivitamins, Omega-3 Fish Oil, Joint Maintenance Formulation, LeanSource Soft Gels and Whey Protein isolate that we believe deliver the highest possible quality, value and the performance when it comes to helping our members achieve their health and fitness goals. Our products use high quality ingredients and are available in our LifeCafes and through our Web site, lifetimefitness.com. Our current nutritional product line focuses on four areas, which are daily health, weight management, energy and athletic performance. Our weight management products work safely and effectively to help manage weight. Our formulations are created and extensively tested by a team of external scientific experts. We use experienced and professional third parties to manufacture our nutritional products.
Our Employees
Most of our current model centers are staffed with an average of 250 full-time and part-time employees. Approximately 11 center employees are in management positions, typically including a general manager, operations department head and sales department head to ensure a well-managed facility and motivated work force. All employees are provided dedicated training and/or certification to support the member experience we expect. Additionally, our personal trainers, registered dieticians (nutrition coaches), massage therapists, physical therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications.
All center employees are required to participate in a training program that is specifically designed to promote a friendly and inviting environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is required before they are permitted to advance to other positions within our company.
As of December 31, 2008, we had approximately 16,700 employees, including approximately 10,800 part-time employees and 700 employees at our Corporate office. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. In general, we believe relations with our employees are good.
Information Systems
In addition to our standard operating and administrative systems, we utilize an integrated and flexible member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We have designed and developed our proprietary system to allow us to collect information in a secure and easy-to-use environment. Our system enables us to, among other things, enroll new members with a paperless membership agreement, acquire digital pictures of members for identification purposes and capture and maintain specific member information, including usage. The system allows us to streamline the collection of membership dues electronically, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable. We have a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.

Competition
Due to the innovative nature of our comprehensive centers, programming, product and service offering, we believe that we are well positioned in the health club industry. However, this industry is highly competitive and our competition may have greater name recognition than we have or greater economies of scale. We consider the following groups to be the primary competitors in the health and fitness industry:
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
We are subject to federal and state regulations governing the collection, use, retention, sharing and security of certain types of information that we receive from our members, guests, participants in our various services and users of our various products.
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
Available Information
Our corporate Web site is lifetimefitness.com. We make available through our Web site all reports and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Item 1A. Risk Factors.
We may be unable to attract and retain members, which could have a negative effect on our business.
The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not materially decline, especially at those centers that have been in operation for an extended period of time. All of our members can cancel their membership at any time upon providing advance notice. In addition, we experience attrition and must continually attract new members in order to maintain our membership levels and sales from in-center services. There are numerous factors that could lead to a decline in membership levels or sales of in-center services that could prevent us from increasing membership at newer centers where membership is generally not yet at a targeted capacity, including changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in the areas where our centers are located and a decline in the public’s interest in health and fitness. In order to increase membership levels, we may from time to time offer lower membership rates. Any decrease in our average dues, reduction in enrollment fees or higher membership acquisition costs may adversely impact our operating margins.
Our debt levels may limit our ability to access additional funds under our existing credit facilities and limit our flexibility in obtaining additional financing to pursue our growth strategy and other business opportunities.
As of December 31, 2008, we had total consolidated indebtedness of $712.9 million, of which $323.8 million was floating rate debt, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers and obligations under capital leases.
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
In addition to the amount of indebtedness outstanding as of December 31, 2008, we had access to an additional $46.5 million under our credit facilities. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.
If we fail to comply with any of the covenants in our financing documents, we may not be able to access our existing credit facilities, we may be required to pay increased interest and our obligations to repay our indebtedness may be accelerated.
We have entered into several financing transactions to finance the development of our centers. Certain of the loan documents contain financial and other covenants applicable to us, and certain of these loan documents contain cross-default provisions. For example, we have 13 centers financed by Teachers Insurance and Annuity Association of America (“TIAA”) that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. In addition, any default or acceleration of payments under any loan facility of more than $1 million and any default that results in termination of acceleration of payments under any lease transaction involving annual payments in excess of $1 million, constitutes an event of default under our revolving credit facility. If we fail to comply with any of the covenants, it may cause a default under one or more of our loan documents, which could limit our ability to obtain additional financing under our existing credit facilities, require us to pay higher levels of interest or accelerate our obligations to repay our indebtedness.
Because of the capital-intensive nature of our business, we rely on our revolving credit facilities and may have to incur additional indebtedness or issue new equity securities. If we are not able to access our credit facilities or obtain additional capital, our ability to operate or expand our business may be impaired and our operating results could be adversely affected.
Our business requires significant levels of capital to finance the development of additional sites for new centers and the construction of our centers. If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot access existing credit facilities, raise funds on acceptable terms, or utilize cash flow from operations, we may not be able to execute on current growth plans, complete projects we have commenced, take advantage of future opportunities or respond to competitive pressures. Any inability to access existing credit facilities or raise additional capital when required could have an adverse effect on our business plans and operating results.
The health club industry is highly competitive and our competitors may have greater name recognition than we have.
We compete with other health and fitness centers, physical fitness and recreational facilities established by local non-profit organizations, governments, hospitals, and businesses, local salons, cafes and businesses offering similar ancillary services, and to a lesser extent, amenity and condominium clubs and similar non-profit organizations, exercise studios, racquet, tennis and other athletic clubs, country clubs and the home fitness equipment industry. We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. Competitors, which may have greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost than us and may be able to collect membership fees without paying taxes, thereby allowing them to lower their prices. Furthermore, due to the increased number of low cost health club and fitness center alternatives, we may face increased competition during periods when discretionary spending declines. This competition may limit our ability to increase membership fees, retain members, attract new members and retain qualified personnel.
If we are unable to identify and acquire suitable sites for new sports and athletic, professional fitness, family recreation and spa centers, our revenue growth rate and profits may be negatively impacted.
To successfully expand our business, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face significant competition for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we are unable to identify and acquire sites for new centers, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new center. Due to the current credit environment, we have chosen to slow down our new center expansion plans in 2009 and 2010. Accordingly, we expect our revenue growth rate and profits to decelerate near-term.

Delays in new center openings could have a material adverse effect on our financial performance.
In order to meet our objectives, it is important that we open new centers on schedule. A significant amount of time and expenditure of capital is required to develop and construct new centers. If we are significantly delayed in opening new centers, our competitors may be able to open new clubs in the same market before we open our centers or improve centers currently open. This change in the competitive landscape could negatively impact our pre-opening sales of memberships and increase our investment costs. In addition, delays in opening new centers could hurt our ability to meet our growth objectives. Our ability to open new centers on schedule depends on a number of factors, many of which are beyond our control. These factors include:
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
We currently operate centers in 18 states. We plan to open up to six centers in 2009, some of which are in existing markets. With respect to existing markets, it has been our experience that opening new centers in existing markets may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
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
Our growth and development to date have been largely dependent upon the services of Bahram Akradi, our Chairman of the Board of Directors, Chief Executive Officer and founder. If Mr. Akradi ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws, we will be in default under the loan documents for our 13 centers financed with TIAA. In addition, if Mr. Akradi fails to retain at least 1.8 million unencumbered shares of our common stock, we will be in default under the loan documents. As a result, Mr. Akradi may be able to exert disproportionate control over us because of the significant consequence of his departure. We do not have any employment or non-competition agreement with Mr. Akradi.
We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our centers in any of these areas could harm our operating results.
We currently operate multiple centers in several metropolitan areas, including 24 in the Minneapolis/ St. Paul market, nine in the Chicago market, eight in the Dallas market, and six in the Detroit market, with future continued planned expansion in current and new markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
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
As of February 27, 2009, we operated 83 centers in 18 states, of which we leased 26 sites, were parties to long-term ground leases for six sites and owned 51 sites. We expect to open up to six centers in 2009 on sites we own or lease in various markets. Two of the centers opened in February and the remaining four are currently under construction. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2010 through 2049. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below contains information about our open centers:

Location	Center Format	Square Feet (1)	Date Opened (2)
83 Lake Houston, TX (Houston)	Large/Current	112,110	Feb-09
82 Berkeley Heights, NJ	Large/Current	112,110	Feb-09
81 Westminster, CO	Large/Current	112,110	Nov-08
80 Florham Park, NJ	Large/Current	109,995	Nov-08
79 Loudoun County, VA	Large/Current	112,110	Oct-08
78 Mansfield, TX (Dallas)	Large/Current	129,155	Oct-08
77 Vernon Hills, IL	Large/Current	140,495	Sep-08
76 Houston City Centre, TX	Large/Current	140,495	Sep-08
75 Rockville, MD	Large	66,700	Sep-08
74 Mountain Brook, GA	Large/Current	112,110	Jun-08
73 West County, MO	Large/Current	112,110	Jun-08
72 Johns Creek, GA	Large/Current	112,110	May-08
71 Parker, CO	Large/Current	129,155	Jan-08
70 NW San Antonio, TX	Large/Current	112,110	Dec-07
69 Sugarloaf, GA	Large/Current	112,110	Nov-07
68 South Austin, TX	Large/Current	109,045	Oct-07
67 Premier Place (Dallas), TX	Large	62,000	Sep-07
66 White Bear Lake, MN	Large	58,782	Sep-07
65 Deerfield Township, OH	Large/Current	127,040	Jul-07
64 Omaha, NE	Large/Current	115,030	Jun-07
63 Lakeville, MN	Large/Current	115,030	Jun-07
62 Cary, NC	Large/Current	109,995	May-07
61 Dublin, OH	Large/Current	109,045	Apr-07
60 Scottsdale, AZ	Large/Current	109,775	Dec-06
59 Alpharetta, GA	Large/Current	109,720	Dec-06
58 Goodyear — Palm Valley, AZ	Large/Current	109,775	Oct-06
57 Overland Park, KS	Large/Current	110,080	Oct-06
56 South Valley, UT	Large/Current	108,925	Aug-06
55 Boca Raton, FL	Large	73,688	Jul-06
54 Bloomington South, MN	Large	95,314	Jul-06
53 Eden Prairie, MN (4)	Large	89,011	Jul-06
52 St. Louis Park, MN	Large	189,496	Jul-06
51 Crosstown (Eden Prairie), MN	Large	145,896	Jul-06
50 Minneapolis — Target Center, MN	Large	170,925	Jul-06
49 Fridley, MN	Large	162,048	Jul-06
48 Allen-McKinney (Dallas), TX	Large/Current	125,475	May-06
47 Columbia, MD	Large/Current	110,563	Feb-06
46 Minnetonka, MN	Other	41,000	Jan-06
45 Maple Grove, MN	Large	72,500	Dec-05
44 San Antonio, TX	Large/Current	110,563	Dec-05
43 Romeoville, IL	Large/Current	110,563	Sep-05
42 Austin, TX	Large/Current	110,563	Sep-05
41 Chanhassen, MN	Large/Current	110,563	Jul-05
40 Cinco Ranch, TX (Houston)	Large/Current	108,890	Jun-05
39 Commerce Township, MI	Large/Current	108,890	Mar-05
38 Colleyville, TX (Dallas)	Large/Current	108,890	Nov-04

Location	Center Format	Square Feet (1)	Date Opened (2)
37 Dallas, TX	Large	68,982	Nov-04
36 Flower Mound, TX (Dallas)	Large/Current	108,890	Oct-04
35 Sugar Land, TX (Houston)	Large/Current	108,890	Oct-04
34 Garland, TX (Dallas)	Large/Current	108,890	Jul-04
33 Champions, TX (Houston)	Large/Current	108,890	Jun-04
32 Plano, TX (Dallas)	Large/Current	108,890	Nov-03
31 New Hope, MN	Other	44,156	Oct-03
30 Gilbert, AZ	Large/Current	108,890	Oct-03
29 Tempe, AZ	Large/Current	108,890	Apr-03
28 Rochester Hills, MI	Large/Current	108,890	Nov-02
27 Canton Township, MI	Large/Current	105,010	Sep-02
26 Old Orchard (Skokie), IL	Large/Current	108,890	Aug-02
25 Savage, MN	Large	80,853	Jun-02
24 Burr Ridge, IL	Large/Current	105,562	Feb-02
23 Champlin, MN	Large	61,948	Oct-01
22 Fairfax City, VA	Large	67,467	Oct-01
21 Orland Park, IL	Large/Current	108,890	Aug-01
20 Algonquin, IL	Large/Current	108,890	Apr-01
19 Bloomingdale, IL (3)	Large/Current	108,890	Feb-01
18 Warrenville, IL	Large/Current	114,993	Jan-01
17 Schaumburg, IL	Large/Current	108,890	Oct-00
16 Minneapolis, MN (4)	Other	72,547	Jul-00
15 Shelby, MI	Large	101,680	Mar-00
14 Centreville, VA	Large	90,956	Jan-00
13 Novi, MI	Large	90,956	Oct-99
12 Indianapolis, IN	Large	90,956	Aug-99
11 Columbus, OH	Large	98,047	Jul-99
10 Apple Valley, MN	Other	10,375	Jun-99
9 Troy, MI	Large	93,579	Jan-99
8 St. Paul, MN	Other	85,630	Dec-97
7 Plymouth, MN	Large	109,558	Jun-97
6 Bloomington North, MN	Other	47,307	Nov-96
5 Coon Rapids, MN	Other	90,262	May-96
4 Highland Park, MN	Other	25,827	Nov-95
3 Roseville, MN	Other	14,000	Sep-95
2 Woodbury, MN	Large	73,050	Sep-95
1 Eagan, MN	Large	64,415	Sep-94

(1)	In a few of our centers, we sublease space to third parties who operate our pro shop, salon or climbing wall or to hospitals or chiropractors that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

(2)	For acquired centers, date opened is the date we assumed operations of the center.

(3)	This center is a joint venture in which we have a one-third interest.

(4)	We operate two centers which include full-service restaurants; the square footage figures include those restaurants.

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

	High	Low
Fiscal Year Ended December 31, 2007:
First Quarter (January 1, 2007 — March 31, 2007)	$54.92	$46.47
Second Quarter (April 1, 2007 — June 30, 2007)	55.40	49.29
Third Quarter (July 1, 2007 — September 30, 2007)	63.90	50.26
Fourth Quarter (October 1, 2007 — December 31, 2007)	65.09	45.89
Fiscal Year Ended December 31, 2008:
First Quarter (January 1, 2008 — March 31, 2008)	$50.28	$25.64
Second Quarter (April 1, 2008 — June 30, 2008)	41.04	28.12
Third Quarter (July 1, 2008 — September 30, 2008)	41.50	27.16
Fourth Quarter (October 1, 2008 — December 31, 2008)	34.00	8.03
Holders
As of February 16, 2009, the number of record holders of our common stock was approximately 263, consisting of 25 record holders with our transfer agent and approximately 238 employees granted restricted stock by the Company.

Performance Graph
The following graph compares the annual change in the cumulative total shareholder return on our common stock from June 30, 2004, which is the day our common stock began to trade publicly, through December 31, 2008 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on June 30, 2004 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

	June 30, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Life Time Fitness (1)	$100.00	$123.24	$181.38	$231.00	$236.57	$61.67
NYSE Composite Index	100.00	109.80	117.43	138.41	147.51	87.19
Russell 2000 Index	100.00	110.15	113.81	133.16	129.50	84.44

(1)	For purposes of this presentation, we have used $21.00, the closing price of our common stock on June 30, 2004, the first day our common stock began to trade publicly.
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

Issuer Purchases of Equity Securities in Fourth Quarter 2008
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan. Since June 2006, through December 2008, we have repurchased 57,344 shares. No shares were repurchased by us in the fourth quarter of 2008.
Equity Compensation Plan Information
Incorporated by reference hereunder is the information under “Equity Compensation Plan Information” in our Proxy Statement.
Certifications by CEO and CFO
The certifications by our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO’s annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the company of the NYSE’s Corporate Governance listing standards was submitted to the NYSE on May 23, 2008.
Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings per share.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$508,927	$434,138	$339,623	$262,989	$208,893
Enrollment fees	26,570	24,741	22,438	20,341	19,608
In-center revenue (1)	218,198	182,215	138,332	97,710	71,583

Total center revenue	753,695	641,094	500,393	381,040	300,084
Other revenue	15,926	14,692	11,504	9,076	11,949

Total revenue	769,621	655,786	511,897	390,116	312,033
Operating expenses
Center operations	454,645	377,235	292,273	216,314	164,764
Advertising and marketing	31,500	24,967	20,770	14,446	12,196
General and administrative	43,749	40,820	37,781	27,375	21,596
Other operating	19,426	16,340	12,998	12,693	18,256
Depreciation and amortization	72,947	59,014	47,560	38,346	29,655

Total operating expenses (12)	622,267	518,376	411,382	309,174	246,467
Income from operations	147,354	137,410	100,515	80,942	65,566
Interest expense, net	(29,552)	(25,443)	(17,356)	(14,076)	(17,573)
Equity in earnings of affiliate (2)	1,243	1,272	919	1,105	1,034

Income before income taxes	119,045	113,239	84,078	67,971	49,027
Provision for income taxes	47,224	45,220	33,513	26,758	20,119

Net income	71,821	68,019	50,565	41,213	28,908
Accretion on redeemable preferred stock	—	—	—	—	3,570

Net income applicable to common shareholders	$71,821	$68,019	$50,565	$41,213	$25,338

Basic earnings per share	$1.84	$1.81	$1.40	$1.19	$1.02
Weighted average number of common shares outstanding — basic	39,002	37,518	36,118	34,592	24,727
Diluted earnings per share	$1.83	$1.78	$1.37	$1.13	$0.87
Weighted average number of shares outstanding — diluted (3)	39,342	38,127	36,779	36,339	33,125
Balance Sheet Data (end of period):
Cash and cash equivalents	$10,829	$5,354	$6,880	$4,680	$10,211
Working capital	(107,112)	(100,281)	(100,509)	(66,123)	(71,952)
Total assets	1,647,703	1,386,533	987,676	723,460	572,087
Total debt	712,904	564,605	389,555	273,282	209,244
Total shareholders’ equity	652,901	572,557	392,513	307,844	250,634
Cash Flow Data:
Net cash provided by operating activities	$183,066	$142,206	$125,852	$107,952	$80,431
Net cash used in investing activities	(305,995)	(417,207)	(263,183)	(180,850)	(146,080)
Net cash provided by financing activities	128,404	273,475	139,531	67,367	57,414
Other Data:
Comparable center revenue growth (4)	2.8%	6.1%	7.3%	7.7%	9.7%
Average revenue per membership (5)	$1,427	$1,360	$1,270	$1,171	$1,119
Average in-center revenue per membership (6)	414	387	351	300	267
EBITDA (7)	221,544	197,696	148,994	120,393	96,255
EBITDA margin (8)	28.9%	30.1%	29.1%	30.9%	30.8%
Capital expenditures (9)	$463,337	$415,822	$261,767	$190,355	$145,562
Operating Data (10):
Centers open at end of period	81	70	60	46	39
Number of memberships at end of period	567,110	499,092	443,660	358,384	299,538
Total center square footage (11)	8,109,359	6,832,814	5,802,627	4,077,918	3,345,386

(1)	In-center revenue includes revenue generated at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products offered at our LifeCafe, sales of products and services offered at our LifeSpa, tennis and renting space in certain of our centers.

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

(3)	The diluted weighted average number of common shares outstanding is the weighted average number of common shares plus the weighted average conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed weighted average exercise of dilutive stock options using the treasury stock method, and unvested restricted stock awards using the treasury stock method. For the year ended December 31, 2004, the shares issuable upon the exercise of stock options, the conversion of redeemable preferred stock and the vesting of all restricted stock awards were dilutive. As a result of our initial public offering, the redeemable preferred stock converted to common stock and the accretion on redeemable preferred stock discontinued. For the years ended December 31, 2005, 2006, 2007 and 2008, the shares issuable upon the exercise of stock options and the vesting of all restricted stock awards were dilutive.

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Weighted average number of common shares outstanding — basic	39,002	37,518	36,118	34,592	24,727
Effect of dilutive stock options	164	476	509	1,739	1,943
Effect of dilutive restricted stock awards	176	133	152	8	2
Effect of dilutive redeemable preferred shares outstanding	—	—	—	—	6,453

Weighted average number of common shares outstanding — diluted	39,342	38,127	36,779	36,339	33,125

(4)	Membership dues, enrollment fees and in-center revenue for a center are included in comparable center revenue growth beginning on the first day of the thirteenth full calendar month of the center’s operation.

(5)	Average revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(6)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(7)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Net income	$71,821	$68,019	$50,565	$41,213	$28,908
Interest expense, net	29,552	25,443	17,356	14,076	17,573
Provision for income taxes	47,224	45,220	33,513	26,758	20,119
Depreciation and amortization	72,947	59,014	47,560	38,346	29,655

EBITDA	$221,544	$197,696	$148,994	$120,393	$96,255

(8)	EBITDA margin is the ratio of EBITDA to total revenue.

(9)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

(10)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

(11)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. We exclude outdoor pool, outdoor play areas, indoor/outdoor tennis elements and satellite facility square footage.

(12)	Total operating expenses in 2008 include expenses totaling $5.0 million associated with plans to slow the development of new centers. These expenses include severance costs, lower-of-cost-or-market adjustments in connection with assets held for sale and write-offs associated with land development cancelled in the fourth quarter of 2008.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 15 of this report.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of February 27, 2009, we operated 83 centers primarily in residential locations across 18 states under the LIFE TIME FITNESS brand.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the up to six new centers we have opened or plan to open in 2009, three will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of seven leased facilities in 2006, the assumption of operations of one leased facility in 2007 and the six facilities we entered into sale-leaseback transactions for in 2008, is that our center operating margins may be lower than they have been historically, particularly as newly opened centers build membership. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the occupancy costs for the eight leased centers and the lease costs for facilities which we financed through sale leaseback transactions, to affect our center operating margins at these centers and on a consolidated basis. As the economy continues to slow, we also expect increased member attrition, lower average dues, lower in-center revenue per membership as well as higher membership acquisition costs which may result in lower total revenue and operating profit in affected centers. Our categories of new centers and existing centers do not include the center owned by Bloomingdale, LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates. During 2008, our attrition rate increased, driven primarily by inactive members leaving earlier than in the past.
We have three primary sources of revenue. First, our largest source of revenue is membership dues (66.1% of total revenue for the year ended December 31, 2008) and enrollment fees (3.4% of total revenue for the year ended December 31, 2008) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 30 months for the fourth quarter of 2008, 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods. Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (28.4% of total revenue for the year ended December 31, 2008), including fees for personal training, registered dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers. Third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (2.1% of total revenue for the year ended December 31, 2008), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership levels, in-center businesses and our corporate businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center businesses.
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
Revenue recognition. We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 30 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated membership period of 30 months, which is based on historical membership experience. We review the estimated membership period on an annual basis, or more frequently if circumstances change. Changes in member behavior, competition, economic conditions and our performance may cause attrition levels to change, which could impact the average estimated membership period. During 2008, there was a substantial shift in our attrition activity, primarily as a result of macroeconomic pressures and a challenging consumer environment. During the second quarter of 2008, we changed our average membership life from 36 months to 33 months. The pressure continued throughout the second half of 2008; therefore, we reduced the average membership life to 30 months at the beginning of the fourth quarter. If the estimated membership period had been 30 months for the entire year ended December 31, 2008, the impact would have been an increase in net income of less than $0.1 million. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the average membership life. The amount of direct expenses in excess of enrollment fees totaled $6.0 million and $1.4 million for the years ended December 31, 2008 and 2007 respectively. Monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
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
Pre-opening operations. We generally operate a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over the estimated membership period, beginning when the center opens; however, all other costs, including advertising, office and rent expenses incurred during this period, are expensed as incurred.
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

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006

Revenue
Center revenue
Membership dues	66.1%	66.2%	66.4%
Enrollment fees	3.4	3.8	4.4
In-center revenue	28.4	27.8	27.0

Total center revenue	97.9	97.8	97.8
Other revenue	2.1	2.2	2.2

Total revenue	100.0	100.0	100.0
Operating expenses

Center operations	59.1	57.5	57.1

Advertising and marketing	4.1	3.8	4.1

General and administrative	5.7	6.2	7.4

Other operating	2.5	2.5	2.5
Depreciation and amortization	9.5	9.0	9.3

Total operating expenses	80.9	79.0	80.4
Income from operations	19.1	21.0	19.6
Other income (expense)
Interest expense, net	(3.8)	(3.9)	(3.4)
Equity in earnings of affiliate	0.2	0.2	0.2

Total other income (expense)	(3.6)	(3.7)	(3.2)
Income before income taxes	15.5	17.3	16.4
Provision for income taxes	6.2	6.9	6.5

Net income	9.3%	10.4%	9.9%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Total revenue. Total revenue increased $113.8 million, or 17.4%, to $769.6 million for the year ended December 31, 2008 from $655.8 million for the year ended December 31, 2007.
Total center revenue grew $112.6 million, or 17.6%, to $753.7 million for the year ended December 31, 2008, from $641.1 million for the year ended December 31, 2007. Comparable center revenue increased 2.8% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Of the $112.6 million increase in total center revenue,
•	66.4% was from membership dues, which increased $74.8 million, or 17.2%, due to increased memberships at new centers, junior membership programs and increased sales of value-added memberships. Our number of memberships increased 13.6% to 567,110 at December 31, 2008 from 499,092 at December 31, 2007. Our membership growth of 13.6% was up slightly from a membership growth rate of 12.5% in 2007. This rate increase was driven by new center growth and included new, lower priced membership offerings in the second half of 2008.
•	32.0% was from in-center revenue, which increased $36.0 million primarily as a result of increased sales of our personal training, member activities and LifeCafe products and services. As a result of this, in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $387 for the year ended December 31, 2007 to $414 for the year ended December 31, 2008.

We began to see slower in-center revenue growth in the second half of the year due to worsening economic conditions.

•	1.6% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months for the first quarter of 2008, 33 months for the second and third quarter of 2008 and 30 months for the fourth quarter of 2008. Enrollment fees increased $1.8 million for the year ended December 31, 2008 to $26.6 million. In 2008, we lowered our enrollment fees to stimulate new membership demand.
Other revenue increased $1.2 million, or 8.4%, to $15.9 million for the year ended December 31, 2008, which was primarily due to increased advertising revenue from our media business.
Center operations expenses. Center operations expenses totaled $454.6 million, or 60.3% of total center revenue (or 59.1% of total revenue), for the year ended December 31, 2008 compared to $377.2 million, or 58.8% of total center revenue (or 57.5% of total revenue), for the year ended December 31, 2007. This $77.4 million increase primarily consisted of $38.9 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs, an increase of $21.1 million in million in occupancy-related costs, including utilities, real estate taxes, rent on leased centers and an increase in expenses to support in-center products and services.
Advertising and marketing expenses. Advertising and marketing expenses were $31.5 million, or 4.1% of total revenue, for the year ended December 31, 2008, compared to $25.0 million, or 3.8% of total revenue, for the year ended December 31, 2007. These expenses increased primarily due to broader advertising for existing and new centers and those centers engaging in presale activities to stimulate new membership demand.
General and administrative expenses. General and administrative expenses were $43.7 million, or 5.7% of total revenue, for the year ended December 31, 2008, compared to $40.8 million, or 6.2% of total revenue, for the year ended December 31, 2007. These expenses decreased as a percentage of revenue primarily due to increased efficiencies and productivity improvements, as well as the elimination of lease costs for our former corporate office. General and administrative expenses include approximately $3.9 million of expenses associated with plans to slow the development of new centers mainly comprised of severance costs and write-offs associated with land development cancelled in the fourth quarter of 2008.
Other operating expenses. Other operating expenses were $19.4 million for the year ended December 31, 2008, compared to $16.3 million for the year ended December 31, 2007. This increase is primarily a result of start-up costs associated with the expansion of our corporate wellness businesses and lower-of-cost-or-market adjustments in connection with assets held for sale.
Depreciation and amortization. Depreciation and amortization was $72.9 million for the year ended December 31, 2008, compared to $59.0 million for the year ended December 31, 2007. This $13.9 million increase was due primarily to depreciation on our new centers and new headquarters opened in 2007 and 2008, the completed remodels of our leased centers acquired in July 2006 and lower-of-cost-or-market adjustments in connection with assets held for sale.
Interest expense, net. Interest expense, net of interest income, was $29.6 million for the year ended December 31, 2008, compared to $25.4 million for the year ended December 31, 2007. This $4.2 million increase was primarily the result of increased average debt balances on floating rate debt.
Provision for income taxes. The provision for income taxes was $47.2 million for the year ended December 31, 2008, compared to $45.2 million for the year ended December 31, 2007. This $2.0 million increase was due to an increase in income before income taxes of $5.8 million. The effective income tax rate for the year ended December 31, 2008 was 39.7% compared to 39.9% for the year ended December 31, 2007.
Net income. As a result of the factors described above, net income was $71.8 million, or 9.3% of total revenue, for the year ended December 31, 2008 compared to $68.0 million, or 10.4% of total revenue, for the year ended December 31, 2007.

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
•	67.2% was from membership dues, which increased $94.5 million, or 27.8%, due to increased memberships at new centers, junior membership programs and increased sales of value-added memberships. Our number of memberships increased 12.5% to 499,092 at December 31, 2007 from 443,660 at December 31, 2006. Our membership growth of 12.5% was down from a membership growth rate of 23.8% in 2006 primarily due to our anniversary of the acquisition of seven leased centers in July 2006, our strategy to reduce memberships in centers where memberships exceed our target capacity and the effects of a slower economy in the fourth quarter.

•	31.2% was from in-center revenue, which increased $43.9 million primarily as a result of our members’ increased use of our personal training, member activities, LifeCafe and LifeSpa products and services. As a result of this in-center revenue growth and our focus on broadening our offerings to our members, average in-center revenue per membership increased from $351 for the year ended December 31, 2006 to $387 for the year ended December 31, 2007.

•	1.6% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 36 months. Enrollment fees increased $2.3 million for the year ended December 31, 2007 to $24.7 million.
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
Interest in an Unconsolidated Affiliated Entity
In 1999, we formed Bloomingdale LLC with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois, which opened in February, 2001. The terms of the relationship among the members are governed by an operating agreement, which expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. In December 1999, Bloomingdale LLC entered into a management agreement with us, pursuant to which we agreed to manage the day-to-day operations of the center, subject to the overall supervision by the Management Committee of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of the joint venture require the approval of a majority of the members. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements. Additional details related to our interest in Bloomingdale LLC are provided in Note 3 to our consolidated financial statements.
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
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash flow provided by operations. Principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and associated fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.
Credit Rating. We have never had public debt. Accordingly, we do not have, nor have we had, a credit rating as stated through Standard and Poor’s Rating Services or Moody’s Investor Service.
The following table summarizes our capital structure as of December 31, 2008 and 2007.

	2008	2007
Debt
Long-term	$702,569	$555,037
Current maturities of long-term	10,335	9,568

Total debt	712,904	564,605

Shareholders’ Equity
Common stock	793	783
Additional paid-in capital	385,095	373,910
Retained earnings	271,711	199,890
Accumulated other comprehensive loss	(4,698)	(2,026)

Total shareholders’ equity	652,901	572,557

Total capitalization	$1,365,805	$1,137,162

Debt highlights, as of December 31, 2008 and 2007:

	2008	2007
Fixed-rate debt as a percent of total debt	54.6%	66.7%
Weighted-average annual interest rate of total debt	4.5%	6.5%
Total debt (net of cash) as a percent of total capitalization (total debt(net of cash) and total shareholders’ equity)	51.8%	49.4%
Cash provided by operating activities as a percent of total debt	25.7%	25.2%

Operating Activities
As of December 31, 2008, we had total cash and cash equivalents of $10.8 million and $3.9 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $46.5 million available under the terms of our revolving credit facility as of December 31, 2008.
Net cash provided by operating activities was $183.1 million for 2008 compared to $142.2 million for 2007, driven primarily by a $3.8 million, or 5.6%, improvement in net income, a $13.9 million increase in depreciation expense and $13.5 million of cash provided by changes in operating assets and liabilities.
Net cash provided by operating activities was $142.2 million for 2007 compared to $125.9 million for 2006, driven primarily by a $17.5 million or 34.5%, improvement in net income.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Purchases of property and equipment	$463,337	$415,822	$261,767
Non-cash property and equipment purchases financed through capital lease obligations	9,910	1,445	—
Non-cash property purchases financed through notes payable obligation	—	95	1,620
Non-cash property purchases in construction accounts payable	3,963	10,218	22,594
Non-cash share-based compensation capitalized to projects under development	641	744	1,055

Total capital expenditures	$477,851	$428,324	$287,036

The following schedule reflects capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
New center building and construction on clubs opened through the current calendar year	$237,532	$159,938	$141,104
New center land, building and construction on clubs to be opened in the next calendar year	106,474	149,662	102,949
New center land, building and construction on clubs to be opened beyond the calendar year	36,421	20,297	9,866
Acquisitions, updating existing centers and corporate infrastructure	(1)97,424	(2)98,427	33,117

Total capital expenditures	$477,851	$428,324	$287,036

(1)	In 2008, we incurred approximately $97.4 million of capital expenditures related to acquisitions, updating existing centers and corporate infrastructure. This was comprised of approximately $23.2 million for the regular maintenance of our existing center base, $54.9 million for the remodels of leased and acquired centers, and $19.3 million for acquisitions and general corporate purposes.

(2)	In 2007, we incurred approximately $98.4 million of capital expenditures related to acquisitions, updating existing centers and corporate infrastructure. This was comprised of approximately $22.2 for the regular maintenance of our existing center base, $28.0 million for the remodels of the seven centers leased in July 2006, $23.4 million for the construction of our corporate office building which we moved into in December 2007, and $24.8 million for acquisitions and general corporate purposes.

At December 31, 2008 we had purchased the real property for eight centers and entered into ground leases for two centers.
We expect our capital expenditures to be approximately $150 to $200 million in 2009, of which we expect to incur approximately $120 to $160 million for new center construction and approximately $30 to $40 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures with cash from operations and our existing revolving credit facility. In addition, we will continue to pursue appropriately-priced long-term financing, mainly in the forms of mortgages and sale leaseback transactions. Our specific expected capital expenditures will be dependent on our cash flow from operations and our availability of additional financing.
Financing Activities
Term Notes Payable to Insurance Company
We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in June 2011, at which time we will owe approximately $100 million. These notes are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. On November 10, 2008, we entered into an Omnibus Amendment with Teachers Insurance and Annuity Association of America (TIAA) with respect to the terms of the mortgages that secure our obligations to TIAA. Pursuant to the terms of the Omnibus Amendment, the equity interest requirement applicable to our Chief Executive Officer was amended such that he must, at all times during the loan, retain at least 1.8 million shares of our common stock (subject to appropriate adjustment for stock splits and similar readjustments), which shares on and after November 30, 2008 must be owned unencumbered, and the equity interest requirement applicable to our other employees was amended such that our employees must, in the aggregate, hold shares or options representing at least 3% of our outstanding common stock.
Revolving Credit Facility
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On May 31, 2007, we entered into a Second Amended and Restated Credit Agreement effective May 31, 2007 to amend and restate our U.S. Bank Facility. The material changes to the U.S. Bank Facility at that time were to increase the amount of the facility from $300.0 million to $400.0 million, establish a $25.0 million accordion feature, and extend the term of the facility by a little over one year to May 31, 2012. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were reduced to zero at all times (from zero to 25 basis points) for base rate borrowings and decreased to 62.5 to 150 basis points (from 75 to 175 basis points) for Eurodollar borrowings.
On September 17, 2007, we fixed $125.0 million of our revolver with an interest rate swap contract.
On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate. In the second quarter of 2008, we exercised $70.0 million of the accordion feature with commitments from certain of our bank lenders, increasing the amount of the facility from $400.0 million to $470.0 million. Under the terms of the amended credit facility, we may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us and if one or more lenders commit the additional $130.0 million. As of December 31, 2008, $414.6 million was outstanding on the U.S. Bank Facility, plus $8.9 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2008 was 4.4% and $366.2 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2007 was 6.7% and $230.2 million, respectively.

Interest Rate Swap
On September 17, 2007, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings from our revolving credit facility at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. The spread as of December 31, 2008 was 1.25%. The contract has been designated a hedge against interest rate volatility. We currently apply this hedge to variable rate interest debt under the U.S. Bank Facility. Changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2008, the $4.7 million net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $7.5 million gross fair market value of the swap contract was included in long-term debt.
Term Notes Payable
On January 24, 2007, LTF CMBS I, LLC, a wholly owned subsidiary, obtained a commercial mortgage-backed loan in the original principal amount of $105.0 million from Goldman Sachs Commercial Mortgage Capital, L.P. pursuant to a loan agreement dated January 24, 2007. The mortgage financing is secured by six properties owned by the subsidiary and operated as Life Time Fitness centers located in Tempe, Arizona, Commerce Township, Michigan, and Garland, Flower Mound, Champions (Willowbrook) and Sugar Land, Texas. The mortgage financing matures in February 2017.
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
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $99.1 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2008, $102.8 million remained outstanding on the loan.
Mortgage Notes Payable
We have financed two of our centers in Minnesota separately. These obligations bear interest at a fixed rate of approximately 6.4% and are being amortized over a 10-year period. The obligations are due in full in January 2012 and October 2012. As security for the obligations, we have granted mortgages on these two centers. At December 31, 2008, $4.1 million was outstanding with respect to these obligations.
In November 2008, we financed one additional Minnesota center using an obligation bearing interest at a fixed rate of 6.54% amortized over a 20 year period. This obligation is due in full November 2013. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2008 $5.7 million was outstanding with respect to this obligation.
Promissory Note Payable to Lender
On December 31, 2007, we borrowed $8.5 million. The loan is evidenced by a promissory note that matures in January 2015, bears fixed interest at 5.78% and is secured by an interest in certain personal property.
Variable Rate Demand Notes
On July 13, 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which were used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature on July 1, 2033, bear interest at a variable rate that is adjusted weekly. The interest rate at December 31, 2008 was 1.75%. The notes are backed by a letter of credit from General Electric Capital Corporation (GECC), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires June 1, 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. Under the terms of the reimbursement agreement if the notes are purchased with proceeds of a drawing under the letter of credit, and cannot thereafter be remarketed, GECC is obligated to hold the notes and the indebtedness evidenced by those notes will be amortized over a period ending June 1, 2023. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations.
Sale Leaseback Transactions
On August 21, 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (“Senior Housing”) providing for the sale of certain properties to Senior Housing in a sale leaseback transaction. The properties are located in Alpharetta, Georgia, Allen, Texas, Omaha, Nebraska and Romeoville, Illinois (the “Properties”), and were sold to Senior Housing for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Senior Housing. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible networth of at least $200.0 million.
On September 26, 2008, a wholly owned subsidiary sold certain properties to LT FIT (AZ-MD) LLC, an affiliate of W.P. Carey & Co., LLC (“W.P. Carey”). The properties are located in Scottsdale, Arizona and Columbia, Maryland (the “Properties”), and were sold to W.P.Carey for approximately $60.5 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and W.P.Carey, our subsidiary will Lease the Properties from W.P.Carey. The Lease has a total term of 40 years, including an initial term of 20 years and four consecutive automatic renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and are automatically exercised if notice is not provided to W.P.Carey 18 months before the lease term ends. The initial rent will be approximately $5.7 million per year, increased after every year during the initial term and each year of any renewal option, if exercised, by an amount equal to 2% of the rent paid in the calendar year immediately before the effective date of the rent increase. The Lease is an “absolute net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of W.P.Carey. Pursuant to the terms of a Guaranty and Suretyship Agreement, we have guaranteed the subsidiary’s obligations under the Lease.
We account for the sale leaseback transactions as operating leases in accordance with SFAS No. 13, Accounting for Leases. The gains we recognized upon completion of the sale leaseback transactions have been deferred and are being recognized over the lease term, in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate.
Capital Leases
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2008, the present value of the future minimum lease payments due under the lease amounted to $6.4 million.
We have financed our purchase of some of our equipment through capital lease agreements with an agent and lender, on behalf of itself and other lenders. The terms of such leases are typically 60 months and our interest rates range from 5.5% to 10.0%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2008, $13.2 million was outstanding under these leases.

Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2008.
Our primary financial covenants under our revolving credit facility are:

		Actual as of	Actual as of
	Requirement	December 31, 2008	December 31, 2007
Total Consolidated Debt to
EBITDAR	not more than 4.0 to 1.0	3.51 to 1.0	3.22 to 1.0
Senior Debt to EBITDA	not more than 3.25 to 1.0	2.22 to 1.0	1.98 to 1.0
Fixed Charge Coverage Ratio	not less than 1.60	3.16 to 1.0	2.88 to 1.0
The formulas for these covenants are specifically defined in the revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2008:

	Payments due by period
	Total	2009	2010 and 2011	2012 and 2013	After 2013
			(In thousands)
Long-term debt obligations, excluding capital lease obligations	$693,219	$9,361	$120,522	$429,647	$133,689
Capital lease obligations	19,683	974	2,056	1,837	14,816
Interest (1)	139,524	31,913	58,471	22,709	26,431
Operating lease obligations	800,648	39,799	76,815	76,064	607,970
Purchase obligations (2)	86,641	73,057	13,541	43	—
Other long-term liabilities (3)	995	—	—	—	995

Total contractual obligations	$1,740,710	$155,104	$271,405	$530,300	783,901

(1)	Interest expense obligations were calculated holding floating rate debt balances and interest rates constant at December 31, 2008 rates.

(2)	Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of the seven centers under construction as of December 31, 2008, as well as contracts for the purchase of land.

(3)	Financial Interpretation No. 48 (“FIN 48”) obligations represent uncertain tax positions. In addition to the other long-term liabilities presented in the table above, approximately $18.8 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for us on January 1, 2009. The adoption of SFAS 161 is not expected to have a material effect on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2008, our net floating rate indebtedness was approximately $323.8 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2008, our interest costs would have increased by approximately $2.6 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2008, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2008.

Item 8. Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,829	$5,354
Accounts receivable, net	6,114	4,475
Inventories and center operating supplies	14,632	14,324
Prepaid expenses and other current assets	10,994	15,963
Deferred membership origination costs	19,877	16,205
Deferred income taxes	1,365	1,188
Income tax receivable	—	5,814

Total current assets	63,811	63,323
PROPERTY AND EQUIPMENT, net	1,515,957	1,259,271
RESTRICTED CASH	3,936	6,767
DEFERRED MEMBERSHIP ORIGINATION COSTS	14,210	14,367
OTHER ASSETS	49,789	42,805

TOTAL ASSETS	$1,647,703	$1,386,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,335	$9,568
Accounts payable	14,842	12,872
Construction accounts payable	63,418	59,261
Accrued expenses	46,230	47,052
Deferred revenue	36,098	34,851

Total current liabilities	170,923	163,604
LONG-TERM DEBT, net of current portion	702,569	555,037
DEFERRED RENT LIABILITY	27,925	25,526
DEFERRED INCOME TAXES	51,982	38,607
DEFERRED REVENUE	13,719	17,529
OTHER LIABILITIES	27,684	13,673

Total liabilities	994,802	813,976

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 39,612,775 and 39,137,947 shares issued and outstanding, respectively	793	783
Additional paid-in capital	385,095	373,910
Retained earnings	271,711	199,890
Accumulated other comprehensive loss	(4,698)	(2,026)

Total shareholders’ equity	652,901	572,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,647,703	$1,386,533

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2008	2007	2006
	(In thousands, except per share data)
REVENUE:
Membership dues	$508,927	$434,138	$339,623
Enrollment fees	26,570	24,741	22,438
In-center revenue	218,198	182,215	138,332

Total center revenue	753,695	641,094	500,393
Other revenue	15,926	14,692	11,504

Total revenue	769,621	655,786	511,897
OPERATING EXPENSES:
Center operations	454,645	377,235	292,273
Advertising and marketing	31,500	24,967	20,770
General and administrative	43,749	40,820	37,781
Other operating	19,426	16,340	12,998
Depreciation and amortization	72,947	59,014	47,560

Total operating expenses	622,267	518,376	411,382

Income from operations	147,354	137,410	100,515
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $235, $438 and $269, respectively	(29,552)	(25,443)	(17,356)
Equity in earnings of affiliate	1,243	1,272	919

Total other income (expense)	(28,309)	(24,171)	(16,437)

INCOME BEFORE INCOME TAXES	119,045	113,239	84,078
PROVISION FOR INCOME TAXES	47,224	45,220	33,513

NET INCOME	$71,821	$68,019	$50,565

BASIC EARNINGS PER COMMON SHARE	$1.84	$1.81	$1.40

DILUTED EARNINGS PER COMMON SHARE	$1.83	$1.78	$1.37

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,002	37,518	36,118

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	39,342	38,127	36,779

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-In	Compen-	Comprehensive	Retained
	Shares	Amount	Capital	sation	Loss	Earnings	Total
	(In thousands, except share data)
BALANCE — December 31, 2005	35,570,567	$712	$228,132	$(2,306)	$—	$81,306	$307,844
Reclassification of deferred compensation to additional paid-in capital	—	—	(2,306)	2,306	—	—	—
Common stock issued upon exercise of stock options	1,090,788	22	15,242	—	—	—	15,264
Grant of restricted stock	156,164	3	(3)	—	—	—	—
Forfeiture of restricted stock	(320)	—	—	—	—	—	—
Compensation expense related to stock options and restricted stock	—	—	7,556	—	—	—	7,556
Capitalized compensation expense related to stock options and restricted stock	—	—	1,055	—	—	—	1,055
Tax benefit upon exercise of stock options	—	—	10,229	—	—	—	10,229
Net income	—	—	—	—	—	50,565	50,565

BALANCE — December 31, 2006	36,817,199	737	259,905	—	—	131,871	392,513
Common stock issued upon common stock offering	1,675,000	33	92,469	—	—	—	92,502
Common stock issued upon exercise of stock options	487,075	10	8,444	—	—	—	8,454
Grant of restricted stock	162,393	3	(3)	—	—	—	—
Forfeiture of restricted stock	(3,720)	—	—	—	—	—	—
Compensation expense related to stock options and restricted stock	—	—	7,746	—	—	—	7,746
Capitalized compensation expense related to stock options and restricted stock	—	—	744	—	—	—	744
Tax benefit upon exercise of stock options	—	—	4,605	—	—	—	4,605
Interest rate swap contract	—	—	—	—	(2,026)	—	(2,026)
Net income	—	—	—	—	—	68,019	68,019

BALANCE — December 31, 2007	39,137,947	783	373,910	—	(2,026)	199,890	572,557
Common stock issued upon exercise of stock options	185,453	4	2,991	—	—	—	2,995
Grant of restricted stock	434,180	9	(9)	—	—	—	—
Forfeiture of restricted stock	(144,805)	(3)	3	—	—	—	—
Compensation expense related to stock options and restricted stock	—	—	7,456	—	—	—	7,456
Capitalized compensation expense related to stock options and restricted stock	—	—	641	—	—	—	641
Tax benefit upon exercise of stock options	—	—	103	—	—	—	103
Interest rate swap contract	—	—	—	—	(2,672)	—	(2,672)
Net income	—	—	—	—	—	71,821	71,821

BALANCE — December 31, 2008	39,612,775	$793	$385,095	$—	$(4,698)	$271,711	$652,901

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,821	$68,019	$50,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,947	59,014	47,560
Deferred income taxes	14,815	11,505	3,165
Provision for doubtful accounts	108	345	542
Loss on disposal of property and equipment, net	985	354	946
Amortization of deferred financing costs	1,663	853	696
Share-based compensation	7,456	7,746	7,556
Excess tax benefit from stock option exercises	(103)	(4,605)	(10,229)
Equity in earnings of affiliate	1,243	1,272	919
Changes in operating assets and liabilities	13,543	(544)	25,425
Other	(1,412)	(1,753)	(1,293)

Net cash provided by operating activities	183,066	142,206	125,852
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(463,337)	(415,822)	(261,767)
Proceeds from sale of property and equipment	161,888	5,054	6,629
Proceeds from property insurance settlement	318	78	581
Increase in other assets	(7,695)	(4,488)	(7,803)
Decrease (increase) in restricted cash	2,831	(2,029)	(823)

Net cash used in investing activities	(305,995)	(417,207)	(263,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	43,272	113,455	—
Repayments of long-term borrowings	(13,143)	(11,181)	(19,120)
Proceeds from revolving credit facility, net	101,800	67,800	134,000
Increase in deferred financing costs	(6,664)	(2,160)	(842)
Proceeds from common stock offering, net of underwriting discount and offering costs	—	92,502	—
Excess tax benefit from stock option exercises	103	4,605	10,229
Proceeds from stock option exercises	3,036	8,454	15,264

Net cash provided by financing activities	128,404	273,475	139,531

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,475	(1,526)	2,200
CASH AND CASH EQUIVALENTS — Beginning of period	5,354	6,880	4,680

CASH AND CASH EQUIVALENTS — End of period	$10,829	$5,354	$6,880

See notes to consolidated financial statements
..

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
1. Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment, principally in residential locations of major metropolitan areas. As of December 31, 2008, we operated 81 centers, including 24 in Minnesota, 16 in Texas, nine in Illinois, six in Michigan, four in Arizona and Georgia, three in Ohio and Virginia, two each in Colorado and Maryland and one each in Florida, Indiana, Kansas, Missouri, Nebraska, New Jersey, North Carolina and Utah.
2. Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Life Time Fitness, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition — We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are nonrefundable after 30 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated membership period of 30 months, which is based on historical membership experience. During 2008, there was a substantial shift in our attrition activity, primarily as a result of macroeconomic pressures and a challenging consumer environment. During the second quarter of 2008, we changed our average membership life from 36 months to 33 months. The pressure continued throughout the second half of 2008; therefore, we reduced the average membership life to 30 months at the beginning of the fourth quarter. If the estimated membership period had been 30 months for the entire year ended December 31, 2008, the impact would have been an increase in net income of less than $0.1 million. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the average membership life. The amount of direct expenses in excess of enrollment fees totaled $6.0 million and $1.4 million for the years ended December 31, 2008 and 2007 respectively. In addition, monthly membership dues paid in advance of a center’s opening are deferred until the center opens. We offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
We provide a wide range of services at each of our centers, including personal training, spa, cafe and other member offerings. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed. Other revenue includes revenue from our media, athletic events and restaurant. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. In limited instances in our media and athletic events businesses, we recognize revenue on barter transactions. We recognize barter revenue equal to the lesser of the value of the advertising or promotion given up or the value of the asset received. Restaurant revenue is recognized at the point of sale to the customer.
Pre-Opening Operations — We generally operate a preview center up to nine months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs, primarily sales commissions and related benefits, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over the estimated membership period, beginning when the center opens; however, the related advertising, office, rent and other expenses incurred during this period are expensed as incurred.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The rollforward of these allowances are as follows:

	December 31,
	2008	2007	2006
Allowance for Doubtful Accounts:
Balance, beginning of period	$755	$616	$187
Provisions	108	345	542
Write-offs against allowance	(596)	(206)	(113)

Balance, end of period	$267	$755	$616

Sales Returns and Allowances:
Balance, beginning of period	$—	$—	$134
Provisions	—	—	(52)
Write-offs against allowance	—	—	(82)

Balance, end of period	$—	$—	$—

The allowance for doubtful accounts decreased primarily as a result of the collection of an escrow receivable previously deemed uncollectible. We no longer carry sales returns and allowances as a result of our discontinuation of the sale of our nutritional products through independent retailers during 2006. We continue to sell our nutritional products through LifeCafe.
Inventories and Center Operating Supplies — Inventories and center operating supplies consist primarily of operational supplies, nutritional products and uniforms. These inventories are stated at the lower-of-cost-or-market value.
Inventories and center operating supplies consist of the following:

	December 31,
	2008	2007
Center operating supplies	$5,434	$4,232
In-center businesses inventory	7,122	7,144
Apparel and uniforms	1,798	2,693
Other	278	255

Total inventories and center operating supplies	$14,632	$14,324

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist primarily of other prepaid operating expenses and deposits, prepaid lease obligation and deferred costs.
Prepaid expenses and other current assets consist of the following:

	December 31,
	2008	2007
Land held for sale	$552	$5,390
Insurance deposits	473	2,664
Deferred costs	2,144	1,928
Prepaid lease obligations	2,767	1,232
Due from affiliate	—	490
Other prepaid expenses and current assets	5,058	4,259

Total prepaid expenses and other current assets	$10,994	$15,963

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
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2008	2007

Land		$235,414	$219,347
Buildings and related fixtures	3-40 years	1,012,277	869,365
Leasehold improvements	1-20 years	110,900	36,253
Construction in progress		154,119	137,335

		1,512,710	1,262,300

Equipment:
Fitness	5-7 years	91,457	76,620
Computer and telephone	3-5 years	44,554	35,792
Capitalized software	5 years	27,981	21,884
Decor and signage	5 years	13,323	8,962
Audio/visual	3-5 years	22,552	15,319
Furniture and fixtures	7 years	12,722	9,300
Other equipment	3-7 years	61,862	48,135

		274,451	216,012

Property and equipment, gross		1,787,161	1,478,312
Less accumulated depreciation		271,204	219,041

Property and equipment, net		$1,515,957	$1,259,271

At December 31, 2008, we had eight centers under construction, of which up to six are planned to open in 2009. Construction in progress, including land purchased for future development totaled $195.7 million at December 31, 2008 and $206.3 million at December 31, 2007.
Capitalized software is our internally developed Web-based systems to facilitate member enrollment and management, as well as point of sale system enhancements. Costs related to these projects have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
We capitalize interest during the construction period of our centers and in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, this capitalized interest is included in the cost of the building. We capitalized interest of $9.1 million and $8.4 million for the years ended December 31, 2008 and 2007, respectively.
Other equipment consists primarily of cafe, spa and playground and laundry equipment.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or corporate business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or corporate business, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no impairments on operating assets were deemed to have occurred during 2008, 2007 or 2006.
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
In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings. The contract fixed the rate on $125.0 million of borrowings at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2008, the $4.7 million, net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $7.5 million gross fair market value of the swap contract was included in long-term debt. We determined the fair value of the swap contract based upon current fair values as quoted by recognized dealers. As prescribed by FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which is subsequently discussed under Fair Value Measurements, we recognize the fair value of the swap liability as a Level 2 valuation.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2008	2007

Financing costs, net	$9,988	$5,399
Investment in unconsolidated affiliate (see Note 3)	2,865	2,636
Site development costs	618	2,669
Lease deposits	2,527	3,867
Earnest money deposits	1,739	9,632
Intangible assets	8,596	5,505
Land held for sale	21,105	10,592
Other	2,351	2,505

Total other assets	$49,789	$42,805

Site development costs consist of legal, engineering, architectural, environmental, feasibility and other direct expenditures incurred for certain new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Site development costs capitalized in the years ended December 31, 2008 and 2007 were approximately $6.7 million and $10.3 million, respectively. Upon completion of a project, the site development costs are classified as property and depreciated over the useful life of the asset.
Land held for sale consists of excess land purchased as part of our original center site acquisitions. All land held for sale is currently being marketed for sale. If the excess land is currently under contract for sale, the cost is reflected as current and listed within prepaid expenses and other current assets.
Intangible assets are comprised principally of goodwill, leasehold rights at our Highland Park, Minnesota office building and trade names. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets determined to have an indefinite useful life, which consist of all our intangible assets, are not amortized but instead tested for impairment at least annually.
We are required to test our intangible assets for impairment on an annual basis. We are also required to evaluate these assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. An indicator of potential impairment that could impact our intangible asset values include, but is not limited to, a significant loss of occupancy at our rental property located in Highland Park, Minnesota. We tested to determine if the fair values of each of our intangible assets were in excess of their respective carrying values at December 31, 2008 and December 31, 2007, for purposes of the annual impairment test.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table summarizes the changes in our net intangible balance during the years ended December 31, 2008, 2007 and 2006:

Balance at December 31, 2005	$2,880
Goodwill acquired	1,272
Trade name acquired	100

Balance at December 31, 2006	4,252
Purchase price adjustment (1)	(1,346)
Goodwill acquired	2,599

Balance at December 31, 2007	5,505
Purchase price adjustment (1)	340
Goodwill acquired	2,751

Balance at December 31, 2008	$8,596

(1)	Includes adjustments related to the finalization of the purchase price allocation of acquisition transactions.
The following table summarizes the carrying amounts of our intangible assets:

	December 31,
	2008	2007

Goodwill	$5,690	$2,599
Leasehold rights	2,318	2,318
Trade names	588	588

Total intangible assets	$8,596	$5,505

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2008	2007

Payroll related	$9,063	$8,129
Real estate taxes	13,557	9,395
Center operating costs	11,167	17,032
Insurance	2,659	2,692
Interest	3,357	3,185
Other	6,427	6,619

Total accrued expenses	$46,230	$47,052

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
Earnings per Common Share — Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of EPS because the option exercise price was greater than the average market price of the common share were 136,003, 0 and 0 for the years ended December 31, 2008, 2007 and 2006, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2008	2007	2006

Net income	$71,821	$68,019	$50,565

Weighted average number of common shares outstanding — basic	39,002	37,518	36,118

Effect of dilutive stock options	164	476	509
Effect of dilutive restricted stock awards	176	133	152

Weighted average number of common shares outstanding — diluted	39,342	38,127	36,779

Basic earnings per common share	$1.84	$1.81	$1.40

Diluted earnings per common share	$1.83	$1.78	$1.37

The number of total common shares outstanding at December 31, 2008 was 39,612,775.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	December 31,
	2008 (1)	2007	2006
Risk-free interest rate	—	4.7%	4.8%
Expected dividend yield	—	—	—
Expected life in years (2)	—	5	5
Volatility (2)	—	36.9%	35.9%

(1)	No stock options were granted in 2008.
(2)	The volatility and expected life assumptions presented are based on an average of the volatility assumptions reported by a peer group of publicly traded companies.
For more information on our share-based compensation plans, see Note 7.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Fair Value of Financial Instruments — The carrying amounts related to cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of the term notes payable and capital leases approximated $208.4 million and $17.1 million, respectively, as of December 31, 2008. The fair value of our other long-term debt approximates the carrying value and is based on variable rates or interest rates for the same or similar debt offered to us having the same or similar remaining maturities and collateral requirements.
Fair Value Measurements—We adopted SFAS 157, subject to the deferral provisions of FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, as of January 1, 2008. SFAS 157 established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of SFAS 157 had no impact on our financial position or results of operations. SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis. This enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2008	2007	2006

Accounts receivable	$(1,747)	$(2,155)	$1,947
Income tax receivable	5,917	(1,112)	13,643
Inventories and center operating supplies	(308)	(5,551)	(3,104)
Prepaid expenses and other current assets	5,028	(6,762)	(2,014)
Deferred membership origination costs	(3,515)	(7,122)	(4,958)
Accounts payable	(5,364)	4,895	(132)
Accrued expenses	(315)	9,861	9,329
Deferred revenue	(2,190)	6,690	7,904
Deferred rent	2,399	(190)	2,546
Other liabilities	13,638	902	264

Changes in operating assets and liabilities	$13,543	$(544)	$25,425

Our capital expenditures were as follows:

	For the Year Ended December 31,
	2008	2007	2006

Purchases of property and equipment	$463,337	$415,822	$261,767
Non-cash property and equipment purchases financed through capital lease obligations	9,910	1,445	—
Non-cash property purchases financed through notes payable obligations	—	95	1,620
Non-cash property purchases in accounts payable	3,963	10,218	22,594
Non-cash share-based compensation capitalized to projects under development	641	744	1,055

Total capital expenditures	$477,851	$428,324	$287,036

We made cash payments for income taxes for each of the three years ended December 31, 2008, 2007 and 2006 of $19.9 million, $33.7 million and $17.0 million, respectively.
We made cash payments for interest for each of the three years ended December 31, 2008, 2007 and 2006 of $35.6 million, $30.6 million and $22.2 million, respectively. Included in these interest payments was capitalized interest of $9.1 million, $8.4 million and $5.3 million, respectively.
New Accounting Pronouncements — In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for us on January 1, 2009. The adoption of SFAS 161 is not expected to have a material effect on our financial position or results of operations.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Comprehensive Income — We follow the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which established standards for reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For us, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a loss of $4.7 million, net of tax, related to our outstanding interest rate swap contract. For more information, see Note 4.
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
Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14.7 million. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee. The guarantee runs through June 7, 2010. As of December 31, 2008, the maximum amount of future payments under our one-third of the guarantee was $3.1 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, the members are entitled to receive monthly cash distributions from Bloomingdale LLC. The amount of this monthly distribution is, and will continue to be throughout the term of the agreement, approximately $0.1 million per member. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members had the right to receive distributions from Bloomingdale LLC in the amount of $0.7 million for each of the three years 2008, 2007 and 2006.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
4. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2008	2007

Term notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to June 2011, collateralized by certain related real estate and buildings	$111,812	$117,597

Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012, collateralized by certain personal property	414,600	312,800

Variable Rate Demand Notes, interest due monthly at a variable rate resetting weekly, principal due annually according to an agreement with a Letter of Credit provider that secures the notes, notes mature in 2023	34,235	—

Mortgage note payable to bank with monthly interest and principal payments totaling $43 including interest at 6.54% to November 2013 collateralized by certain related real estate and building	5,738	—

Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017, collateralized by certain related real estate and buildings	102,752	103,990

Mortgage notes payable to bank, due in monthly installments of $52 through October 2012, including interest at approximately 6.4%, collateralized by certain interests in related two centers	4,103	4,461

Promissory note payable to lender, monthly interest and principal payments totaling $80 including interest at 5.78% to January 2015, collateralized by a certain interest in secured property	8,013	8,455

Interest rate swap on notional amount of $125,000 at a fixed annual rate of 4.825%, expiring October 2010	7,541	3,252

Other debt including promissory note payable, unsecured promissory note and special assessments payable	4,426	4,768

Total debt (excluding obligations under capital leases)	693,220	555,323

Obligations under capital leases (see below)	19,684	9,282

Total debt	712,904	564,605

Less current maturities	10,335	9,568

Total long-term debt	$702,569	$555,037

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Term Notes Payable to Insurance Company
We have financed 13 of our centers with Teachers Insurance and Annuity Association of America pursuant to the terms of individual notes. The obligations under these notes are due in full in June 2011, at which time we will owe approximately $100 million. These notes are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws. On November 10, 2008, we entered into an Omnibus Amendment with Teachers Insurance and Annuity Association of America (TIAA) with respect to the terms of the mortgages that secure our obligations to TIAA. Pursuant to the terms of the Omnibus Amendment, the equity interest requirement applicable to our Chief Executive Officer was amended such that he must, at all times during the loan, retain at least 1.8 million shares of our common stock (subject to appropriate adjustment for stock splits and similar readjustments), which shares on and after November 30, 2008 must be owned unencumbered, and the equity interest requirement applicable to our other employees was amended such that our employees must, in the aggregate, hold shares or options representing at least 3% of our outstanding common stock.
Revolving Credit Facility
On April 15, 2005, we entered into a Credit Agreement, with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto from time to time (the “U.S. Bank Facility”). On May 31, 2007, we entered into a Second Amended and Restated Credit Agreement effective May 31, 2007 to amend and restate our U.S. Bank Facility. The material changes to the U.S. Bank Facility at that time were to increase the amount of the facility from $300.0 million to $400.0 million, establish a $25.0 million accordion feature, and extend the term of the facility by a little over one year to May 31, 2012. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate and (b) the federal funds rate plus 50 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the U.S. Bank Facility, the applicable margin ranges were reduced to zero at all times (from zero to 25 basis points) for base rate borrowings and decreased to 62.5 to 150 basis points (from 75 to 175 basis points) for Eurodollar borrowings.
On September 17, 2007, we fixed $125.0 million of our revolver with an interest rate swap contract.
On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate. In the second quarter of 2008, we exercised $70.0 million of the accordion feature with commitments from certain of our bank lenders, increasing the amount of the facility from $400.0 million to $470.0 million. Under the terms of the amended credit facility, we may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us and if one or more lenders commit the additional $130.0 million. As of December 31, 2008, $414.6 million was outstanding on the U.S. Bank Facility, plus $8.9 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2008 was 4.4% and $366.2 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2007 was 6.7% and $230.2 million, respectively.
Interest Rate Swap
On September 17, 2007, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings from our revolving credit facility at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. The spread

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
as of December 31, 2008 was 1.25%. The contract has been designated a hedge against interest rate volatility. We currently apply this hedge to variable rate interest debt under the U.S. Bank Facility. Changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2008, the $4.7 million net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $7.5 million gross fair market value of the swap contract was included in long-term debt.
Term Notes Payable
On January 24, 2007, LTF CMBS I, LLC, a wholly owned subsidiary, obtained a commercial mortgage-backed loan in the original principal amount of $105.0 million from Goldman Sachs Commercial Mortgage Capital, L.P. pursuant to a loan agreement dated January 24, 2007. The mortgage financing is secured by six properties owned by the subsidiary and operated as Life Time Fitness centers located in Tempe, Arizona, Commerce Township, Michigan, and Garland, Flower Mound, Champions (Willowbrook) and Sugar Land, Texas. The mortgage financing matures in February 2017.
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
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $99.1 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2008, $102.8 million remained outstanding on the loan.
Mortgage Notes Payable
We have financed two of our centers in Minnesota separately. These obligations bear interest at a fixed rate of approximately 6.4% and are being amortized over a 10-year period. The obligations are due in full in January 2012 and October 2012. As security for the obligations, we have granted mortgages on these two centers. At December 31, 2008, $4.1 million was outstanding with respect to these obligations.
In 2008, we financed one additional Minnesota center using an obligation bearing interest at a fixed rate of 6.54% amortized over a 20 year period. This obligation is due in full November 2013. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2008 $5.7 million was outstanding with respect to this obligation.
Promissory Note Payable to Lender
On December 31, 2007, we borrowed $8.5 million. The loan is evidenced by a promissory note that matures in January 2015, bears fixed interest at 5.78% and is secured by an interest in certain personal property.
Variable Rate Demand Notes
On July 13, 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which were used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature on July 1, 2033, bear interest at a variable rate that is adjusted weekly. The interest rate at December 31, 2008 was 1.75%. The notes are backed by a letter of credit from General Electric Capital Corporation (GECC), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires June 1, 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. Under the terms of the reimbursement agreement if the notes are purchased

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
with proceeds of a drawing under the letter of credit, and cannot thereafter be remarketed, GECC is obligated to hold the notes and the indebtedness evidenced by those notes will be amortized over a period ending June 1, 2023. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations.
Sale Leaseback Transactions
On August 21, 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (“Senior Housing”) providing for the sale of certain properties to Senior Housing in a sale leaseback transaction. The properties are located in Alpharetta, Georgia, Allen, Texas, Omaha, Nebraska and Romeoville, Illinois (the “Properties”), and were sold to Senior Housing for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Senior Housing. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible networth of at least $200.0 million.
On September 26, 2008, a wholly owned subsidiary sold certain properties to LT FIT (AZ-MD) LLC, an affiliate of W.P. Carey & Co., LLC (“W.P. Carey”). The properties are located in Scottsdale, Arizona and Columbia, Maryland (the “Properties”), and were sold to W.P.Carey for approximately $60.5 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and W.P.Carey, our subsidiary will Lease the Properties from W.P.Carey. The Lease has a total term of 40 years, including an initial term of 20 years and four consecutive automatic renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and are automatically exercised if notice is not provided to W.P.Carey 18 months before the lease term ends. The initial rent will be approximately $5.7 million per year, increased after every year during the initial term and each year of any renewal option, if exercised, by an amount equal to 2% of the rent paid in the calendar year immediately before the effective date of the rent increase. The Lease is an “absolute net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of W.P.Carey. Pursuant to the terms of a Guaranty and Suretyship Agreement, we have guaranteed the subsidiary’s obligations under the Lease.
We account for the sale leaseback transactions as operating leases in accordance with SFAS No. 13, Accounting for Leases. The gains we recognized upon completion of the sale leaseback transactions have been deferred and are being recognized over the lease term, in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate.
Capital Leases
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2008, the present value of the future minimum lease payments due under the lease amounted to $6.4 million.
We have financed our purchase of some of our equipment through capital lease agreements with an agent and lender, on behalf of itself and other lenders. The terms of such leases are typically 60 months and our interest rates range from 5.5% to 10.0%. As security for the obligations owing under the capital lease agreements, we have

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2008, $13.2 million was outstanding under these leases.
Debt Covenants
We were in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2008.
Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2008 are as follows:

2009	$9,361
2010	10,971
2011	109,551
2012	420,577
2013	9,071
Thereafter	133,689

Total future maturities of long-term debt (excluding capital leases)	$693,220

We are a party to capital equipment leases with third parties which include monthly rental payments of approximately less than $0.1million as of December 31, 2008. Amortization recorded for these capital leased assets totaled $2.6 million and $3.7 million for the years ended December 31, 2008 and 2007, respectively. The following is a summary of property and equipment recorded under capital leases:

	December 31,
	2008	2007
Land and buildings	$16,912	$6,622
Equipment	16,946	26,078

Gross property and equipment under capital lease	33,858	32,700
Less accumulated amortization	18,007	21,937

Net property and equipment under capital lease	$15,851	$10,763

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2008 are as follows:

2009	$2,560
2010	2,575
2011	2,477
2012	2,553
2013	1,912
Thereafter	17,466

29,543
Less amounts representing interest	9,859

Present value of net minimum lease payments	19,684
Current portion	1,016

$18,668

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
5. Income Taxes
The provision for income taxes is comprised of:

	December 31,
	2008	2007	2006
Current tax expense	$26,445	$33,358	$30,348
Deferred tax expense	14,833	8,297	3,165
Non-current tax expense	5,946	3,565	—

Income tax provision	$47,224	$45,220	$33,513

The amount of deferred tax expense does not reconcile to the change in the deferred tax year end balances due to the separate noncurrent tax liability created pursuant to the requirement of FIN 48 and the tax effect of Other Comprehensive Income items.
The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	December 31,
	2008	2007	2006
Income tax provision at federal statutory rate	$41,666	$39,634	$29,428
State and local income taxes, net of federal tax benefit	5,236	4,837	3,268
Other, net	322	749	817

Income tax provision	$47,224	$45,220	$33,513

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the deferred tax liability are as follows:

	December 31,
	2008	2007
Property and equipment	$(58,002)	$(32,274)
Partnership interest	(8,475)	(8,967)
Accrued rent expense	14,071	2,618
Other comprehensive income	2,843	1,226
Costs related to deferred revenue	(7,965)	(3,280)
Other, net	6,911	3,258

Net deferred tax liability	$(50,617)	$(37,419)

The following is a reconciliation of the total amounts of unrecognized tax benefits for 2008:

Unrecognized tax benefit — beginning balance	$12,892
Gross increases — tax positions in current period	9,041
Prior year increases	419
Prior year decreases	(523)
Lapse of statute of limitations	(3,418)

Unrecognized tax benefit — ending balance	$18,411

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Included in the balance of unrecognized tax benefits at December 31, 2008 are $0.7 million of benefits that, if recognized, would affect the effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest of $0.6 million during 2008 and in total, as of December 31, 2008, has recognized a liability for penalties and interest of $1.1 million.
In addition, we believe that it is reasonably possible that approximately $4.4 million of our currently remaining unrecognized tax positions, of which $3.6 million relates to depreciation related to property and equipment lives, may be recognized by the end of 2009 as a result of a lapse of the statute of limitations and closure of examinations. The balance of $18.8 million is included in other long-term liabilities on our consolidated balance sheet.
We are subject to taxation in the U.S. and various states. Our tax years 2005, 2006 and 2007 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2005. We are currently under Federal examination for 2006.
6. Offering of Capital Stock
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
7. Share-Based Compensation
The FCA, Ltd. 1996 Stock Option Plan (the 1996 Plan) reserved up to 2,000,000 shares of our common stock for issuance. Under the 1996 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of the our common stock to eligible employees, directors, and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. As of December 31, 2008, we had granted a total of 1,700,000 options to purchase common stock under the 1996 Plan, of which none were outstanding. In connection with approval of the Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan.
The LIFE TIME FITNESS, Inc. 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of our common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of our common stock to eligible employees, directors and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. The 1998 Plan was amended in December 2003 by our Board of Directors and shareholders to reserve an additional 1,500,000 shares of our common stock for issuance. As of December 31, 2008, we had granted a total of 1,957,500 options to purchase common stock under the 1998 Plan, of which 220,625 were outstanding. In connection with approval of the 2004 Plan, as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1998 Plan.
The 2004 Plan reserved up to 3,500,000 shares of our common stock for issuance. Under the 2004 Plan, the Compensation Committee of our Board of Directors administers the 2004 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas SFAS 123(R) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. Eligible participants under the 2004 Plan include our officers, employees, non-employee directors and consultants. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and 1998 Plan. During 2008, we issued 434,180 shares of restricted stock. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $14.31 to $35.77 during 2008. The restricted stock generally vests over periods ranging from one to four years. As of December 31, 2008, we had granted a total of 1,929,665 options to purchase common stock under the 2004 Plan, of which options to purchase 760,304 shares were outstanding, and a total of 840,008 restricted shares under the 2004 Plan, of which 487,203 restricted shares were unvested. As of December 31, 2008, 1,024,297 shares remain available for grant under the 2004 Plan.
Total share-based compensation expense, which includes stock option expense from the adoption of SFAS 123(R) and restricted stock expense, included in our consolidated statements of operations for the years ended December 31, 2008 and 2007, was as follows:

	For the Year Ended December 31,
	2008	2007	2006
Share-based compensation expense related to stock options	$2,536	$3,206	$5,671
Share-based compensation expense related to restricted shares	4,796	4,410	1,833
Share-based compensation expenses related to employee stock purchase program (“ESPP”)	124	130	52

Total share-based compensation expense	$7,456	$7,746	$7,556

A summary of restricted stock activity follows:

		Range of
	Restricted	Market Price
	Shares	Per Share on
	Outstanding	Grant Date
Balance — December 31, 2006	210,894	24.75-50.82
Granted	162,393	49.06-53.95
Canceled	(3,720)	46.51-53.95
Vested	(67,222)	24.75-50.85

Balance — December 31, 2007	302,345	24.75-53.95
Granted	434,180	14.31-35.77
Canceled	(144,805)	26.46-51.15
Vested	(104,517)	24.75-53.95

Balance — December 31, 2008	487,203	$14.31-53.95

During the years ended December 31, 2008 and 2007, we issued 434,180 and 162,393 shares of restricted stock, respectively, with an aggregate fair value of $11.6 million and $8.0 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2008 was $4.7 million. The total value of

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
A summary of option activity is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2005	2,757,666	$17.01
Granted	71,954	46.57
Exercised	(1,090,788)	14.00
Canceled	(14,233)	16.41

Outstanding at December 31, 2006	1,724,599	20.15
Granted	2,477	50.85
Exercised	(487,075)	17.34
Canceled	(31,734)	26.82

Outstanding at December 31, 2007	1,208,267	21.17
Granted	—	—
Exercised	(185,453)	16.43
Canceled	(41,885)	30.87

Outstanding at December 31, 2008	980,929	$21.65	5.6	$(8,538)

Vested or Expected to Vest at December 31, 2008	957,823	$21.51	5.6	$(8,186)

Exercisable at December 31, 2008	754,402	$19.69	5.4	$(5,082)

No stock options were granted during the year ended December 31, 2008. The weighted average grant date fair value of stock options granted during the year ended December 31, 2007 was $20.35. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2008 and 2007 was $3.8 million and $17.3 million, respectively. As of December 31, 2008, there was $0.9 million of unrecognized compensation expense to be recognized over a weighted-average period of 0.4 years.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The options granted generally vest over a period of four to five years from the date of grant. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2008:

		Weighted Average			Weighted
		Remaining	Weighted		Average
	Number	Contractual Life	Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$8.00 to $12.00	220,625	4.14	$9.69	220,625	$9.69
$18.50 to $21.25	305,551	5.50	18.54	269,888	18.52
$25.47 to $27.25	318,750	6.19	25.63	185,934	25.68
$31.40 to $50.85	136,003	7.04	38.74	77,955	37.70

$8.00 to $50.85	980,929	5.63	$21.65	754,402	$19.69

Our net cash proceeds from the exercise of stock options were $3.0 million and $8.5 million for the years ended December 31, 2008 and 2007, respectively. The actual income tax benefit realized from stock option exercises was $0.1 million and $4.6 million, respectively, for those same periods. In accordance with SFAS 123(R), the excess tax benefits from the exercise of stock options are presented as cash flows from financing activities.
Our employee stock purchase program (“ESPP”) provides for the sale of up to 1,500,000 share of our common stock to our employees at discounted purchase prices. The cost per share under this plan is currently 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period during 2008 under the ESPP began January 1, 2008 and ended June 30, 2008. The second purchase period began July 1, 2008 and ended December 31, 2008. Compensation expense under the ESPP, which was $0.1 million for 2008, is based on the discount of 10% at the end of the purchase period. $1.1 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,442,656 shares of common stock available for purchase under the ESPP as of December 31, 2008.
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our Employee Stock Purchase Plan. During 2008, we repurchased 36,209 shares for approximately $1.3 million. As of December 31, 2008, there were 442,656 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
8. Operating Segments
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment as none of the centers or other ancillary products or services meet the quantitative thresholds for separate disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each of the centers has similar expected economic characteristics, service and product offerings, customers and design. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table presents revenue for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
Membership dues	$508,927	$434,138	$339,623
Enrollment fees	26,570	24,741	22,438
Personal training	106,802	88,278	65,191
Other in-center	111,396	93,937	73,141
Other	15,926	14,692	11,504

Total revenue	$769,621	$655,786	$511,897

9. Commitments and Contingencies
Lease Commitments — We lease certain property under operating leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2008 are as follows:

2009	$39,799
2010	38,415
2011	38,399
2012	37,883
2013	38,181
Thereafter	607,970

Total minimum annual payments under all noncancelable operating leases	$800,647

Rent expense under operating leases was $27.4 million, $19.4 million and $13.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.
Purchase Commitments — We contract in advance for land purchases and construction services and materials, among other things. The purchase commitments were $86.7 million, $156.4 million and $164.5 million at December 31, 2008, 2007, and 2006, respectively.
Litigation — We are engaged in proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to the our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.
401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $1.5 million, $1.5 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Letters of Credit — As of December 31, 2008, the Company had $8.9 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation, commercial liability insurance, and as security for our indebtedness to Teachers Insurance and Annuity Association of America. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of December 31, 2008, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2008, the Company had posted bonds totaling $18.5 million related to construction activities and operational licensing.
10. Related Party Transactions
We leased various fitness and office equipment from third party equipment vendors for use at the center in Bloomingdale, Illinois. We then sublet this equipment to Bloomingdale LLC. The terms of the sublease were such that Bloomingdale LLC was charged the equivalent of the debt service for the use of the equipment. In 2007, the equipment was fully paid off and the leases expired, thus we did not charge Bloomingdale LLC in 2008. We charged Bloomingdale LLC $0.4 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.
In May 2001, we completed a transaction to sell and simultaneously lease back one of our Minnesota centers. We did not recognize any material gain or loss on the sale of the center. The purchaser and landlord in such transaction is an entity composed of four individuals, one of whom was the former president of a wholly owned subsidiary. We paid rent pursuant to the lease of $0.9 million for each of the years ended December 31, 2008, 2007 and 2006.
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our chairman of the board of directors and chief executive officer has a 50% interest. In December 2003, we and the general partnership executed an addendum to this lease whereby we leased an additional 5,000 square feet of office space on a month-to-month basis within the shopping center, which we terminated effective January 1, 2007. We paid rent pursuant to this lease of $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
In May 2008, we hired a construction company to complete an excavation project on the remodel of one of our centers. Our chairman of the board of directors and chief executive officer owns 100% of the interests in such construction company. The total cost of the project was $0.7 million, of which $0.3 million was paid by us to the construction company in 2008, and the balance was paid in 2009.
11. Executive Nonqualified Plan
During fiscal 2006, we implemented the Executive Nonqualified Excess Plan of Life Time Fitness, a non-qualified deferred compensation plan. This plan was established for the benefit of our highly compensated employees, which our plan defines as our employees whose projected compensation for the upcoming plan year would meet or exceed the IRS limit for determining highly compensated employees. This unfunded, non-qualified deferred compensation plan allows participants the ability to defer and grow income for retirement and significant expenses in addition to contributions made to our 401(k) Plan.
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We may, but do not currently plan to, make matching contributions and/or discretionary contributions to this plan. If we did make contributions to this plan, the contributions would vest to each

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
participant according to their years of service with us. At December 31, 2008, $1.0 million had been deferred and is being held on behalf of the employees. This amount is reflected as an other liability on the balance sheet.
12. Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2008 and 2007:

	2007				2008
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue	$153,101	$162,137	$169,450	$171,098	$184,451	$192,407	$198,809	$193,954
Income from operations (1)	28,741	33,500	37,543	37,626	36,016	39,878	42,123	29,337
Net income	14,134	16,485	18,350	19,050	17,404	19,828	21,574	13,015
Earnings per share (2)
Basic (3)	$0.39	$0.45	$0.49	$0.48	$0.45	$0.51	$0.55	$0.33
Diluted (3)	0.38	0.44	0.48	0.48	0.44	0.50	0.55	0.33

(1)	Total operating expenses in the fourth quarter of 2008 include expenses totaling $5.0 million associated with plans to slow the development of new centers. These expenses include severance costs, lower-of-cost-or-market adjustments in connection with assets held for sale and write-offs associated with land development cancelled in the fourth quarter of 2008.

(2)	See Note 2 for discussion on the computation of earnings per share.

(3)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the internal control over financial reporting of Life Time Fitness, Inc. (a Minnesota Corporation) and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 25, 2009

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

	2007				2008
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for number of centers and per share data)
Total revenue	$153,101	$162,137	$169,450	$171,098	$184,451	$192,407	$198,809	$193,954
Income from operations (1)	28,741	33,500	37,543	37,626	36,016	39,878	42,123	29,337
Net income	14,134	16,485	18,350	19,050	17,404	19,828	21,574	13,015
Earnings per share
Basic (2)	$0.39	$0.45	$0.49	$0.48	$0.45	$0.51	$0.55	$0.33
Diluted (2)	0.38	0.44	0.48	0.48	0.44	0.50	0.55	0.33
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$39,027	27,150	41,167	34,862	49,322	56,338	37,852	39,554
Investing activities	(85,189)	(125,727)	(103,671)	(102,620)	(104,056)	(145,260)	42,006	(98,685)
Financing activities	45,197	100,925	55,014	72,339	51,839	90,137	(76,413)	62,841
EBITDA (3)	$42,744	$48,463	$52,776	$53,713	$52,929	$57,394	$61,179	$50,042
Centers open at end of quarter (4)	60	64	67	70	71	74	77	81

(1)	Total operating expenses in the fourth quarter of 2008 include expenses totaling $5.0 million associated with plans to slow the development of new centers. These expenses include severance costs, lower-of-cost-or-market adjustments in connection with assets held for sale and write-offs associated with land development cancelled in the fourth quarter of 2008.

(2)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

(3)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

(4)	The data being presented includes the center owned by Bloomingdale LLC.

The following table provides a reconciliation of net income to EBITDA:

	2007				2008
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Net income	$14,134	$16,485	$18,350	$19,050	$17,404	$19,828	$21,574	$13,015
Interest expense, net	5,528	6,369	7,135	6,411	7,211	6,905	7,185	8,251
Provision for income taxes	9,395	10,931	12,374	12,520	11,724	13,471	13,700	8,329
Depreciation and amortization	13,687	14,678	14,917	15,732	16,590	17,190	18,720	20,447

EBITDA	$42,744	$48,463	$52,776	$53,713	$52,929	$57,394	$61,179	$50,042

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a and 15d — 15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, they believe that, as of December 31, 2008, we maintained effective internal control over financial reporting.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.
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

Item 9B. Other Information.
None.
PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.
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
The following table sets forth the name, age and positions of each of our executive officers as of February 27, 2009:

Name	Age	Position
Bahram Akradi	47	Chairman of the Board of Directors and Chief Executive Officer
Michael J. Gerend	44	President and Chief Operating Officer
Michael R. Robinson	49	Executive Vice President and Chief Financial Officer
Eric J. Buss	42	Executive Vice President, General Counsel and Secretary
Scott C. Lutz	50	Executive Vice President, Chief Marketing Officer
Mark L. Zaebst	49	Executive Vice President
Jeffrey G. Zwiefel	46	Senior Vice President
Bahram Akradi founded our company in 1992 and has been a director since our inception. Mr. Akradi was elected Chief Executive Officer and Chairman of the Board of Directors in May 1996. Mr. Akradi has over 25 years of experience in Healthy Way of Life initiatives. From 1984 to 1989, he led U.S. Swim & Fitness Corporation as its co-founder and Executive Vice President. Mr. Akradi was a founder of the health and fitness Industry Leadership Council.
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
Scott C. Lutz joined our company in May 2008 as Executive Vice President and Chief Marketing Officer. Prior to joining our company, Mr. Lutz served as Senior Vice President of New Business Development and Marketing at Best Buy Co., Inc., a position he held since 2006. Mr. Lutz has also held executive management roles at leading packaged goods companies, including Procter & Gamble, General Mills and ConAgra. He served as President and Chief Executive Officer of 8th Continent L.L.C., a General Mills-DuPont health and wellness joint venture.
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
Jeffrey G. Zwiefel joined our company in December 1998 as Vice President, Health Enhancement Division and became Vice President of Fitness, Training and New Program Development in January 2004. Mr. Zwiefel was named Senior Vice President, Life Time University in March 2005, and named Senior Vice President, Operations in June 2008. Mr. Zwiefel has 23 years of comprehensive and diverse experience in the health, fitness and wellness industry. Prior to joining our company in 1999, Mr. Zwiefel worked for over nine years with NordicTrack, Inc. where he served most recently as Vice President, Product Development. Mr. Zwiefel has a M.S. in exercise physiology
Item 11. Executive Compensation.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated into this item by reference is the information under “Certain Relationships and Related Party Transactions” and “Election of Directors — Director Independence” in our Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Incorporated into this item by reference is the information under “Ratification of Independent Public Accounting Firm — Fees” in our Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as Part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements.
Other schedules are omitted because they are not required.
(b) Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1#	FCA, Ltd. 1996 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.2#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.3	Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.4	Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.5	Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.6	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.7	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.8	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.9	Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.10	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.11	Series A Stock Purchase Agreement dated May 7, 1996, including amendments thereto.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.12	Series B Stock Purchase Agreement dated December 8, 1998, including amendments thereto.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.13	Series C Stock Purchase Agreement dated August 16, 2000, including amendments thereto.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.14	Series D Stock Purchase Agreement dated July 19, 2001, including amendments thereto.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.15	Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center — Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.16#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 24, 2008).	Incorporated by reference to Appendix B to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008.

10.17#	Form of Executive Employment Agreement.	Filed Electronically.

10.18#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.19#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.20#	2008 Key Executive Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230).

10.21	Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).

10.22	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230).

10.23#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.24#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.25	Lease Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.26	Guaranty and Suretyship Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.27	Purchase and Sale Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.28#	Form of 2006 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 001-32230).

10.29#	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230).

10.30#	Executive Nonqualified Excess Plan.	Incorporated by reference to Exhibit 10.32to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 001-32230).

10.31	Loan Agreement dated January 24, 2007 among LTF CMBS I, LLC, the Company and Goldman Sachs Commercial Mortgage Capital, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.32	Lease Agreement dated January 24, 2007 among LTF CMBS I, LLC and LTF Club Operations Company, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.33	Guaranty of the Loan Agreement dated January 24, 2007 for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P. executed by the Company.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.34	Lease Guaranty dated January 24, 2007 for the benefit of LTF CMBS I, LLC executed by the Company.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.35	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-32230).

10.36#	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230).

10.37#	Form of Restricted Stock Unit Agreement issued to Bahram Akradi.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230).

10.38#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008.

10.39	Indenture of Trust between LTF Real Estate VRDN I, LLC, as Borrower, and Manufacturers and Traders Trust Company, as Trustee for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.40	Reimbursement Agreement among General Electric Capital Corporation, GE Government Finance, Inc., and LTF Real Estate VRDN I, LLC for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.41	Lease Agreement between LTF Real Estate VRDN I, LLC and LTF Club Operations Company, Inc. dated as of June 13, 2008 (Chanhassen, MN — Headquarters).	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.42	Lease Agreement between LTF Real Estate VRDN I, LLC and LTF Club Operations Company, Inc. dated as of June 13, 2008 (Overland Park, KS).	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.43	Lease Guaranty and Negative Pledge Agreement dated as of June 1, 2008 by Life Time Fitness, Inc. in favor of LTF Real Estate VRDN I, LLC.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.44	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Chanhassen, MN).	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.45	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Overland Park, KS).	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.46	Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Chanhassen, MN).	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.47	Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Overland Park, KS).	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.48	Purchase and Sale Agreement by and among Life Time Fitness, Inc. and LTF Real Estate Company, Inc., as Seller, and Senior Housing Properties Trust, as Purchaser, dated as of August 21, 2008.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.49	Lease Agreement dated as of August 21, 2008 by and among SNH LTF Properties LLC, as Landlord, and LTF Real Estate Company, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.50	Guaranty Agreement dated as of August 21, 2008 by Life Time Fitness, Inc. for the benefit of SNH LTF Properties LLC.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.51	Lease Agreement between LT FIT (AZ-MD) LLC (an affiliate of W.P. Carey & Col, LLC), as Landlord, and LTF Real Estate Company, Inc., as Tenant dated September 26, 2008.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.52	Guaranty and Suretyship Agreement dated as of September 26, 2008 made by Life Time Fitness, Inc. to LT FIT (AZ-MD) LLC.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.53	Form of Omnibus Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated November 10, 2008.	Filed Electronically.

21	Subsidiaries of the Registrant.	Filed Electronically.

23	Consent of Deloitte & Touche LLP.	Filed Electronically.

24	Powers of Attorney	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 2, 2009 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Giles H. Bateman * Giles H. Bateman	Director

/s/ Guy C. Jackson * Guy C. Jackson	Director

/s/ Martha A. Morfitt* Martha A. Morfitt	Director

/s/ John B. Richards* John B. Richards	Director

/s/ Joseph S. Vassalluzzo* Joseph S. Vassalluzzo	Director

*	Michael R. Robinson, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Michael R. Robinson
Michael R. Robinson, Attorney-in-Fact