Form 10-Q
period 2009-03-31
LIFE TIME FITNESS INC
filed 2009-05-05
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-32230

Life Time Fitness, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1689746 (I.R.S. Employer Identification No.)

2902 Corporate Place Chanhassen, Minnesota (Address of principal executive offices)	55317 (Zip Code)
Registrant’s telephone number, including area code: 952-947-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of April 20, 2009 was 40,268,857 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,576	$10,829
Accounts receivable, net	3,477	6,114
Inventories and center operating supplies	14,126	14,632
Prepaid expenses and other current assets	14,265	10,994
Deferred membership origination costs	20,976	19,877
Deferred income taxes	1,668	1,365

Total current assets	65,088	63,811
PROPERTY AND EQUIPMENT, net	1,523,265	1,515,957
RESTRICTED CASH	3,792	3,936
DEFERRED MEMBERSHIP ORIGINATION COSTS	14,205	14,210
OTHER ASSETS	50,933	49,789

TOTAL ASSETS	$1,657,283	$1,647,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,712	$10,335
Accounts payable	14,224	14,842
Construction accounts payable	43,347	63,418
Accrued expenses	54,585	46,230
Deferred revenue	39,251	36,098

Total current liabilities	162,119	170,923
LONG-TERM DEBT, net of current portion	703,704	702,569
DEFERRED RENT LIABILITY	27,274	27,925
DEFERRED INCOME TAXES	51,502	51,982
DEFERRED REVENUE	13,050	13,719
OTHER LIABILITIES	28,860	27,684

Total liabilities	986,509	994,802

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 50,000,000 shares authorized; 40,267,837 and 39,612,775 shares issued and outstanding, respectively	806	793
Additional paid-in capital	387,424	385,095
Retained earnings	286,825	271,711
Accumulated other comprehensive loss	(4,281)	(4,698)

Total shareholders’ equity	670,774	652,901

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,657,283	$1,647,703

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
REVENUE:
Membership dues	$137,397	$119,648
Enrollment fees	6,473	6,533
In-center revenue	59,302	55,265

Total center revenue	203,172	181,446
Other revenue	3,262	3,005

Total revenue	206,434	184,451

OPERATING EXPENSES:
Center operations	126,974	107,580
Advertising and marketing	8,298	9,498
General and administrative	11,708	10,672
Other operating	4,887	4,095
Depreciation and amortization	22,064	16,590

Total operating expenses	173,931	148,435

Income from operations	32,503	36,016

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $139 and $71, respectively	(7,474)	(7,211)
Equity in earnings of affiliate	337	323

Total other income (expense)	(7,137)	(6,888)

INCOME BEFORE INCOME TAXES	25,366	29,128
PROVISION FOR INCOME TAXES	10,252	11,724

NET INCOME	$15,114	$17,404

BASIC EARNINGS PER COMMON SHARE	$0.39	$0.45

DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.44

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,226	38,895

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	39,392	39,363

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,114	$17,404

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,064	16,590
Deferred income taxes	303	3,252
Provision for doubtful accounts	106	30
Loss on disposal of property and equipment, net	119	831
Amortization of deferred financing costs	669	235
Share-based compensation	2,234	1,782
Excess tax benefit related to share-based payment arrangements	—	(65)
Equity in earnings of affiliate	(337)	(323)
Changes in operating assets and liabilities	8,218	9,568
Other	1,170	18

Net cash provided by operating activities	49,660	49,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,900)	(100,485)
Proceeds from sale of property and equipment	4	392
Increase in other assets	(1,634)	(7,215)
Decrease in restricted cash	144	3,252

Net cash used in investing activities	(50,386)	(104,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	4,813	—
Repayments of long-term borrowings	(3,694)	(2,415)
Proceeds from (repayments of) revolving credit facility, net	(300)	54,200
Increase in deferred financing costs	(346)	(310)
Excess tax benefit related to share-based payment arrangements	—	65
Proceeds from stock option exercises	—	299

Net cash provided by financing activities	473	51,839

DECREASE IN CASH AND CASH EQUIVALENTS	(253)	(2,895)
CASH AND CASH EQUIVALENTS — Beginning of period	10,829	5,354

CASH AND CASH EQUIVALENTS — End of period	$10,576	$2,459

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2008.
2. Share-Based Compensation
We have four share-based compensation plans, the FCA, Ltd. 1996 Stock Option Plan (the “1996 Plan”), the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards. As of March 31, 2009, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 978,575 shares were outstanding, and a total of 1,497,323 restricted shares were granted, of which 1,042,129 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2009 and 2008, was as follows:

	For the Three Months Ended
	March 31,
	2009	2008
Share-based compensation expense related to stock options	$541	$702
Share-based compensation expense related to restricted shares	1,663	1,050
Share-based compensation expense related to ESPP	30	30

Total share-based compensation expense	$2,234	$1,782

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table summarizes the stock option transactions for the three months ended March 31, 2009:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding at December 31, 2008	980,929	$21.65
Granted	—	—
Exercised	—	—
Canceled	(2,354)	$31.06

Outstanding at March 31, 2009	978,575	$21.63	5.4	$632

Vested or Expected to Vest at March 31, 2009	970,815	$21.56	5.4	$632

Exercisable at March 31, 2009	897,737	$20.85	5.3	$632

No options were granted during the three months ended March 31, 2009 or the three months ended March 31, 2008. No options were exercised during the three months ended March 31, 2009. As of March 31, 2009, there was $0.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.4 years.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price at March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0 and $0.9 million, respectively.
Net cash proceeds from the exercise of stock options were $0 and $0.3 million for the three months ended March 31, 2009, and 2008, respectively. The actual income tax benefit realized from stock option exercises total $0 and $0.1 million, respectively, for those same periods.
The following table summarizes the unvested restricted shares activity for the three months ended March 31, 2009:

		Range of Market
	Restricted	Price Per Share on
	Shares	Grant Date
Outstanding at December 31, 2008	487,203	$14.31-53.95
Granted	657,315	9.72
Canceled	(2,253)	14.31-49.06
Vested	(100,136)	14.31-53.95

Outstanding at March 31, 2009	1,042,129	$9.72-53.95

During the three months ended March 31, 2009 and 2008, we issued 657,315 and 356,574 shares of restricted stock, respectively, with an aggregate fair value of $6.4 million and $9.4 million, respectively. The grant date fair market value of restricted shares that vested during the three months ended March 31, 2009 was $3.5 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began January 1, 2009 and ends June 30, 2009. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first quarter of 2009, we repurchased 43,274 shares for approximately $0.6 million. As of March 31, 2009, there were 399,382 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
3. Subsequent Event
At the annual meeting of our shareholders held on April 23, 2009, the shareholders voted to amend our Amended and Restated 2004 Long-Term Incentive Plan to increase the number of shares available for issuance under the plan from 3,500,000 shares to 5,250,000 shares and to amend our Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 shares to 75,000,000 shares.
4. Earnings per Share
Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options and restricted stock awards during each period presented, which if exercised, would dilute EPS. Stock options excluded from the calculation of diluted EPS because the option exercise or award price was greater than the average market price of the common share were 851,350 and 83,851 for the three months ended March 31, 2009 and 2008, respectively.
The basic and diluted earnings per share calculations are shown below:

	For the Three Months
	Ended March 31,
	2009	2008
Net income	$15,114	$17,404

Weighted average number of common shares outstanding — basic	39,226	38,895
Effect of dilutive stock options	81	299
Effect of dilutive restricted stock awards	85	169

Weighted average number of common shares outstanding — diluted	39,392	39,363

Basic earnings per common share	$0.39	$0.45

Diluted earnings per common share	$0.38	$0.44

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
5. Operating Segments
Our operations are conducted mainly through our large, multi-use sports, fitness and family recreation centers. We aggregate the activities of our centers and other ancillary products and services into one reportable segment as none of the centers or other ancillary products or services meet the quantitative thresholds for separate disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each of the centers has similar expected economic characteristics, service and product offerings, customers and design. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, complement the operations of the centers. Our chief operating decision maker uses EBITDA, which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization, as the primary measure of operating segment performance.
The following table presents revenue for the three months ended March 31, 2009 and 2008:

	For the Three Months
	Ended March 31,
	2009	2008
Membership dues	$137,397	$119,648
Enrollment fees	6,473	6,533
Personal training	29,142	28,581
Other in-center	30,160	26,684
Other	3,262	3,005

Total revenue	$206,434	$184,451

6. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months
	Ended March 31,
	2009	2008
Accounts receivable	$2,531	$1,167
Income tax receivable	—	5,879
Inventories and center operating supplies	506	382
Prepaid expenses and other current assets	(2,570)	2,790
Deferred membership origination costs	(1,095)	(1,918)
Accounts payable	(2,474)	(4,704)
Accrued expenses	8,308	1,126
Deferred revenue	2,485	4,421
Deferred rent	(651)	301
Other liabilities	1,178	124

Changes in operating assets and liabilities	$8,218	$9,568

We made cash payments for income taxes of $1.6 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.
We made cash payments for interest of $7.1 million and $8.7 million for the three months ended March 31, 2009 and 2008, respectively. Capitalized interest was $0.9 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.
Fixed assets in accounts payable and construction accounts payable was $44.3 million at March 31, 2009 and $64.7 million at March 31, 2008.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
7. Commitments and Contingencies
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
8. Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 became effective for us on January 1, 2009. The adoption of SFAS 161 did not have a material effect on our financial position or results of operations. See Note 9, “Derivative Instruments and Fair Value Measurements,” for our disclosures required under SFAS 161.
In April 2009, the FASB issued FASB Staff Position SFAS 107-1 (“FSP SFAS 107-1”) and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (“APB 28-1”). FSP SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FSP SFAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP SFAS 107-1 and APB 28-1 are effective for our second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.
In April 2009, the FASB issued FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of market activity for the asset or liability have significantly decreased. FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect the implementation of FSP SFAS 157-4 to have a material impact on our consolidated financial statements.
9. Derivative Instruments and Fair Value Measurements
Effective January 1, 2009, we adopted SFAS 161, which requires additional disclosures regarding why we use derivative instruments, the volume of our derivative activities, the fair value amounts recorded to the consolidated balance sheet for derivatives and the gains and losses on derivative instruments included in the consolidated statements of operations.
As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings at 4.825% plus the applicable spread (which depends on our cash flow leverage ratio) until October 2010. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of March 31, 2009, the $4.3 million fair market value loss, net of tax, of the swap contract was recorded as

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $6.9 million gross fair market value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.
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
We determined the fair value of the swap contract based upon current fair values as quoted by recognized dealers. As prescribed by SFAS 157, we recognize the fair value of the swap liability as a Level 2 valuation.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion may contain forward-looking statements regarding us and our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
The interim consolidated financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2008.
Overview
We operate large, multi-use sports, fitness and family recreation centers. As of April 30, 2009, we operated 83 centers primarily in residential locations across 18 states under the LIFE TIME FITNESS brand.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the three new centers we have opened or plan to open in 2009, two are in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. Another result of opening new centers, as well as the assumption of operations of seven leased facilities in 2006, the assumption of operations of one leased facility in 2007 and our entry into sale-leaseback transactions for six centers in 2008, is that our center operating margins may be lower than they have been historically, particularly as newly opened centers build membership. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the occupancy costs for the eight leased centers and the lease costs for facilities which we financed through sale-leaseback transactions, to affect our center operating margins at these centers and on a consolidated basis. If the economy continues to slow, we also expect increased member attrition, lower average dues, lower in-center revenue per membership as well as higher membership acquisition costs which may result in lower total revenue and operating profit in affected centers and on a consolidated basis. Our categories of new centers and existing centers do not include the center owned by Bloomingdale, LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates. During 2008, our attrition rate increased, driven primarily by inactive members leaving earlier than in the past. Our trailing twelve month attrition rate increased slightly during the first quarter of 2009.
We have three primary sources of revenue. First, our largest source of revenue is membership dues (66.6% of total revenue for the three months ended March 31, 2009) and enrollment fees (3.1% of total revenue for the three months ended March 31, 2009) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 30 months for the first quarter of 2009 and the fourth quarter of 2008, 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods. Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (28.7% of total revenue for the three months ended March 31, 2009), including fees for personal training, registered dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers. Third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.6% of total revenue for the three months ended March 31, 2009), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.
Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership levels, in-center businesses and our corporate businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center businesses.
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
Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2008.

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended
	March 31,
	2009	2008
Revenue
Center revenue
Membership dues	66.6%	64.9%
Enrollment fees	3.1	3.5
In-center revenue	28.7	30.0

Total center revenue	98.4	98.4
Other revenue	1.6	1.6

Total revenue	100.0	100.0

Operating expenses
Center operations	61.5	58.3
Advertising and marketing	4.0	5.1
General and administrative	5.7	5.8
Other operating	2.4	2.3
Depreciation and amortization	10.7	9.0

Total operating expenses	84.3	80.5

Income from operations	15.7	19.5

Other income (expense)
Interest expense, net	(3.6)	(3.9)
Equity in earnings of affiliate	0.2	0.2

Total other income (expense)	(3.4)	(3.7)

Income before income taxes	12.3	15.8
Provision for income taxes	5.0	6.4

Net income	7.3%	9.4%

Other financial and operating data:
Comparable center revenue growth	(2.7)%	4.3%
Average revenue per membership	$352	$363
Average in-center revenue per membership	$103	$111
EBITDA (in thousands)	$54,904	$52,929
EBITDA margin	26.6%	28.7%
Capital expenditures (in thousands)	$48,900	$100,485
Centers open at end of period	83	71
Number of memberships at end of period	599,919	521,177
Total center square footage at end of period (1)	8,333,579	6,961,969

(1)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. In a few of our centers, we sublease space to third parties who operate our pro shop, salon or climbing wall or to hospitals or chiropractors that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008
Total revenue. Total revenue increased $21.9 million, or 11.9%, to $206.4 million for the three months ended March 31, 2009, from $184.5 million for the three months ended March 31, 2008.
Total center revenue grew $21.8 million, or 12.0%, to $203.2 million for the three months ended March 31, 2009, from $181.4 million for the three months ended March 31, 2008. Comparable center revenue decreased 2.7% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Of the $21.8 million increase in total center revenue,
•	81.7% was from membership dues, which increased $17.8 million, or 14.8%, due to increased memberships at new centers, junior membership programs and increased sales of 26-and-under memberships. Our number of memberships increased 15.1% to 599,919 at March 31, 2009 from 521,177 at March 31, 2008. Our membership growth of 15.1% was up from a membership growth rate of 9.9% in first quarter 2008 primarily due to new center growth and included new, lower priced membership offerings introduced in the second half of 2008.

•	18.6% was from in-center revenue, which increased $4.0 million primarily as a result of increased sales of our member activities, LifeCafe products and services and personal training. Average in-center revenue per membership decreased from $111 for the three months ended March 31, 2008 to $103 for the three months ended March 31, 2009. We began to see slower in-center revenue growth in the second half of 2008 and first three months of 2009 due to worsening economic conditions.

•	(0.3)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 30 months, our average life of a member. Since fourth quarter of 2008, the average life has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased by less than $0.1 million for the three months ended March 31, 2009 to $6.5 million. In 2008 and the first quarter of 2009, we lowered our enrollment fees to stimulate new membership demand.
Other revenue increased $0.3 million, or 8.6%, to $3.3 million for the three months ended March 31, 2009, which was primarily due to increased revenue from our corporate wellness businesses.
Center operations expenses. Center operations expenses totaled $127.0 million, or 62.5% of total center revenue (or 61.5% of total revenue), for the three months ended March 31, 2009 compared to $107.6 million, or 59.3% of total center revenue (or 58.3% of total revenue), for the three months ended March 31, 2008. This $19.4 million increase primarily consisted of $6.5 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs, an increase of $7.5 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers and an increase in expenses to support in-center products and services. Rent expense totaled $10.0 million for the three months ended March 31, 2009 and $5.1 million for the three months ended March 31, 2008. This $4.9 million increase is primarily a result of the six sale-leaseback transactions which we entered into during the second half of 2008.
Advertising and marketing expenses. Advertising and marketing expenses were $8.3 million, or 4.0% of total revenue, for the three months ended March 31, 2009, compared to $9.5 million, or 5.1% of total revenue, for the three months ended March 31, 2008. These expenses decreased primarily due to less presale activity and more targeted and more market-specific marketing campaigns.
General and administrative expenses. General and administrative expenses were $11.7 million, or 5.7% of total revenue, for the three months ended March 31, 2009, compared to $10.7 million, or 5.8% of total revenue, for the three months ended March 31, 2008. This $1.0 million increase was primarily due to increased costs to support the growth in membership and the center base and unabsorbed real estate and development overhead. These expenses decreased as a percentage of revenue primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $4.9 million for the three months ended March 31, 2009, compared to $4.1 million for the three months ended March 31, 2008. This increase is primarily a result of start-up costs associated with the expansion of our corporate wellness businesses and losses on disposition of assets.

Depreciation and amortization. Depreciation and amortization was $22.1 million for the three months ended March 31, 2009, compared to $16.6 million for the three months ended March 31, 2008. This $5.5 million increase was due primarily to depreciation on our new centers opened in 2008 and the first quarter of 2009 and the remodels of acquired clubs completed in 2008.
Interest expense, net. Interest expense, net of interest income, was $7.5 million for the three months ended March 31, 2009, compared to $7.2 million for the three months ended March 31, 2008. This $0.3 million increase was primarily the result of increased debt balances and decreased capitalized interest.
Provision for income taxes. The provision for income taxes was $10.3 million for the three months ended March 31, 2009, compared to $11.7 million for the three months ended March 31, 2008. This $1.4 million decrease was due to a decrease in income before income taxes of $3.8 million. The effective income tax rate for the three months ended March 31, 2009 was 40.4% compared to 40.2% for the three months ended March 31, 2008.
Net income. As a result of the factors described above, net income was $15.1 million, or 7.3% of total revenue, for the three months ended March 31, 2009, compared to $17.4 million, or 9.4% of total revenue, for the three months ended March 31, 2008.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt and sale-leaseback arrangements, sales of equity and cash flow provided by operations. Principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and associated fitness equipment. We believe that we can satisfy our near-term debt service obligations and capital expenditure requirements with cash flow from operations. We believe that we can satisfy our longer-term debt service obligations and capital expenditure requirements with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed. Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.
The following table summarizes our capital structure as of March 31, 2009 and December 31, 2008 (in thousands).

	March 31,	December 31,
	2009	2008
Debt
Long-term	$703,704	$702,569
Current maturities of long-term	10,712	10,335

Total debt	714,416	712,904

Shareholders’ Equity
Common stock	806	793
Additional paid-in capital	387,424	385,095
Retained earnings	286,825	271,711
Accumulated other comprehensive loss	(4,281)	(4,698)

Total shareholders’ equity	670,774	652,901

Total capitalization	$1,385,190	$1,365,805

Debt highlights, as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Fixed-rate debt as a percent of total debt	54.7%	54.6%
Weighted-average annual interest rate of total debt	4.0%	4.5%
Total debt (net of cash) as a percent of total capitalization (total debt (net of cash) and total shareholders’ equity)	51.2%	51.8%
Cash provided by operating activities (trailing twelve months) as a percent of total debt	25.7%	25.7%
Operating Activities
As of March 31, 2009, we had total cash and cash equivalents of $10.6 million. We also had $45.8 million available under the existing terms of our revolving credit facility as of March 31, 2009.
Net cash provided by operating activities was $49.7 million for the three months ended March 31, 2009 compared to $49.3 million for the three months ended March 31, 2008.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment in the near-term through cash payments from operations. We plan to finance the purchase of our property and equipment in the longer-term through cash payments from operations or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $50.4 million for the three months ended March 31, 2009, compared to $104.1 million for the three months ended March 31, 2008. The decrease of $53.7 million was primarily due to the reduced number of centers we currently plan to open.
Our capital expenditures were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Purchases of property and equipment	$48,900	$100,485
Non-cash property and equipment financed through capital lease obligations	—	9,543
Changes in construction accounts payable and accounts payable realted to property and equipment	(19,470)	4,957
Non-cash share-based compensation capitalized to projects under development	153	228

Total capital expenditures	$29,583	$115,213

The following schedule reflects capital expenditures by type of expenditure for the three months ended March 31, 2009 (in thousands):

New center building and construction on clubs opened or to be opened in 2009	$15,921
New center building and construction on clubs to be opened in 2010 and beyond	6,796
Updating existing centers and corporate infrastructure	6,866

Total capital expenditures	$29,583

At April 30, 2009, we had purchased or leased the real property for the three new centers that we plan to open in 2009, two of which have already opened. In addition, we have purchased the real property for two and entered into a ground lease for one of the three large format centers we plan to open in 2010, and we had purchased real property for three of the large format centers that we plan to open after 2010. Construction in progress, including land purchased for future development, totaled $108.2 million at March 31, 2009 and $209.8 million at March 31, 2008.

We expect our cash outlays for capital expenditures to be approximately $125 to $150 million in 2009, including approximately $75 to $100 million in the remaining nine months of 2009. Of this approximately $75 to $100 million, we expect to incur approximately $55 to $70 million for new center construction and approximately $20 to $30 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash from operations. In addition, we will continue to pursue appropriately-priced long-term financing, mainly in the forms of mortgages and sale-leaseback transactions. Our specific expected capital expenditures will be dependent on our cash flow from operations and our availability of additional financing.
Financing Activities
Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2009, compared to $51.8 million for the three months ended March 31, 2008. The decrease of $51.3 million was primarily due to reduced borrowings on our revolving credit facility.
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Term notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to June 2011	$110,290	$111,812
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012	414,300	414,600
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	102,405	102,752
Other	67,953	64,056

Total debt (excluding obligations under capital leases)	694,948	693,220
Obligations under capital leases	19,468	19,684

Total debt	714,416	712,904
Less current maturities	10,712	10,335

Total long-term debt	$703,704	$702,569

Revolving Credit Facility
The amount of our revolving credit facility is $470.0 million. We may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us and if one or more lenders commit the additional $130.0 million. As of March 31, 2009, $414.3 million was outstanding on the facility, plus $9.9 million related to letters of credit, leaving $45.8 million available for additional borrowing under the existing terms of the facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2009 was 2.2% and $392.8 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2008 was 5.3% and $320.9 million, respectively.
New Long-Term Debt
In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation is due in full March 2014. As security for the obligation, we have granted a mortgage on this center. As of March 31, 2009, $4.8 million was outstanding with respect to this obligation.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2009.
Our primary financial covenants under our revolving credit facility are:

		Actual as of	Actual as of
Covenant	Requirement	March 31, 2009	December 31, 2008
Total Consolidated Debt to EBITDAR	Not more than 4.0 to 1.0	3.54 to 1.0	3.51 to 1.0
Senior Debt to EBITDA	Not more than 3.25 to 1.0	2.20 to 1.0	2.22 to 1.0
Fixed Charge Coverage Ratio	Not less than 1.60	2.97 to 1.0	3.16 to 1.0
The formulas for these covenants are specifically defined in the revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and our interest expense on floating-rate indebtedness and, therefore, impact our consolidated cash flows and consolidated results of operations. As of March 31, 2009 and December 31, 2008, our net floating-rate indebtedness was approximately $323.5 million and $323.8 million, respectively. If our interest rates on our floating-rate indebtedness were to have increased by 100 basis points during the three months ended March 31, 2009, our interest costs would have increased by approximately $0.8 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2009, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating-rate indebtedness and cash equivalents balances at March 31, 2009.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2009

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Plan (1)	the Plan (1)

January 1 — 31, 2009	43,274	$13.57	43,274	399,382
February 1 — 28, 2009	—	—	—	399,382
March 1 — 31, 2009	—	—	—	399,382
Total	43,274	$13.57	43,274	399,382

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 8-K dated April 20, 2009 (File No. 001-32230)

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Form of 2009 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2009.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 8-K dated April 20, 2009 (File No. 001-32230)

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Form of 2009 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically