Form 10-Q
period 2009-06-30
LIFE TIME FITNESS INC
filed 2009-08-03
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the registrant’s common stock as of July 20, 2009 was 41,265,085 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,805	$10,829
Accounts receivable, net	3,681	6,114
Inventories and center operating supplies	14,420	14,632
Prepaid expenses and other current assets	16,359	10,994
Deferred membership origination costs	21,317	19,877
Deferred income taxes	2,090	1,365

Total current assets	68,672	63,811
PROPERTY AND EQUIPMENT, net	1,517,206	1,515,957
RESTRICTED CASH	3,439	3,936
DEFERRED MEMBERSHIP ORIGINATION COSTS	13,115	14,210
OTHER ASSETS	49,918	49,789

TOTAL ASSETS	$1,652,350	$1,647,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,945	$10,335
Accounts payable	15,690	14,842
Construction accounts payable	22,223	63,418
Accrued expenses	55,526	46,230
Deferred revenue	41,123	36,098

Total current liabilities	146,507	170,923
LONG-TERM DEBT, net of current portion	695,401	702,569
DEFERRED RENT LIABILITY	27,882	27,925
DEFERRED INCOME TAXES	50,079	51,982
DEFERRED REVENUE	12,143	13,719
OTHER LIABILITIES	28,817	27,684

Total liabilities	960,829	994,802

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—

Common stock, $.02 par value, 75,000,000 and 50,000,000 shares authorized, respectively; 41,265,085 and 39,612,775 shares issued and outstanding, respectively	825	793
Additional paid-in capital	389,462	385,095
Retained earnings	305,085	271,711
Accumulated other comprehensive loss	(3,851)	(4,698)

Total shareholders’ equity	691,521	652,901

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,652,350	$1,647,703

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE:
Membership dues	$142,841	$126,121	$280,238	$245,769
Enrollment fees	6,540	6,640	13,013	13,173
In-center revenue	60,250	55,969	119,552	111,234

Total center revenue	209,631	188,730	412,803	370,176
Other revenue	2,918	3,677	6,180	6,682

Total revenue	212,549	192,407	418,983	376,858

OPERATING EXPENSES:
Center operations	128,871	113,259	255,845	220,839
Advertising and marketing	6,091	6,823	14,389	16,321
General and administrative	11,795	10,582	23,503	21,254
Other operating	4,887	4,675	9,774	8,770
Depreciation and amortization	22,635	17,190	44,699	33,780

Total operating expenses	174,279	152,529	348,210	300,964

Income from operations	38,270	39,878	70,773	75,894

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $23, $17, $162 and $88, respectively	(7,880)	(6,905)	(15,354)	(14,116)
Equity in earnings of affiliate	332	326	669	649

Total other income (expense)	(7,548)	(6,579)	(14,685)	(13,467)

INCOME BEFORE INCOME TAXES	30,722	33,299	56,088	62,427
PROVISION FOR INCOME TAXES	12,462	13,471	22,714	25,195

NET INCOME	$18,260	$19,828	$33,374	$37,232

BASIC EARNINGS PER COMMON SHARE	$0.46	$0.51	$0.85	$0.96

DILUTED EARNINGS PER COMMON SHARE	$0.46	$0.50	$0.85	$0.95

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,285	38,963	39,167	38,923

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	39,763	39,325	39,475	39,372

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,374	$37,232

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,699	33,780
Deferred income taxes	(421)	8,874
Provision for doubtful accounts	279	27
Loss on disposal of property and equipment, net	560	1,335
Gain on sale of land held for sale	(873)	—
Amortization of deferred financing costs	1,301	571
Share-based compensation	4,027	3,895
Excess tax benefit related to share-based payment arrangements	—	(5)
Equity in earnings of affiliate	(669)	(654)
Changes in operating assets and liabilities	14,245	20,555
Other	1,762	50

Net cash provided by operating activities	98,284	105,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(91,725)	(235,577)
Proceeds from sale of property and equipment	8	365
Proceeds from sale of land held for sale	1,327	—
Proceeds from property insurance settlements	—	270
Increase in other assets	(921)	(12,140)
Decrease (increase) in restricted cash	497	(2,234)

Net cash used in investing activities	(90,814)	(249,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	7,812	38,538
Repayments of long-term borrowings	(7,978)	(10,588)
Proceeds from (repayments of) revolving credit facility, net	(6,800)	116,200
Increase in deferred financing costs	(721)	(3,641)
Excess tax benefit related to share-based payment arrangements	—	5
Proceeds from stock option exercises	193	1,462

Net cash provided by (used in) financing activities	(7,494)	141,976

DECREASE IN CASH AND CASH EQUIVALENTS	(24)	(1,680)
CASH AND CASH EQUIVALENTS — Beginning of period	10,829	5,354

CASH AND CASH EQUIVALENTS — End of period	$10,805	$3,674

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2008. We evaluated the impact of events occurring after June 30, 2009 up to August 3, 2009, which is the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
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
As of June 30, 2009, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 950,528 shares were outstanding, and a total of 2,525,837 restricted shares were granted, of which 1,985,071 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Share-based compensation expense related to stock options	$91	$617	$632	$1,319
Share-based compensation expense related to restricted shares	1,672	1,458	3,335	2,508
Share-based compensation expense related to ESPP	30	38	60	68

Total share-based compensation expense	$1,793	$2,113	$4,027	$3,895

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table summarizes the stock option transactions for the three month periods ended March 31, 2009 and June 30, 2009:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2008	980,929	$21.65	5.6
Granted	—	—
Exercised	—	—
Canceled	(2,354)	$31.06

Outstanding at March 31, 2009	978,575	$21.63	5.4	$632

Granted	—	—
Exercised	(24,100)	$8.00
Canceled	(3,947)	$29.85

Outstanding at June 30, 2009	950,528	$21.94	5.2	$2,439

Vested or Expected to Vest at June 30, 2009	947,263	$21.88	5.2	$2,439

Exercisable at June 30, 2009	918,831	$21.30	5.1	$2,439

No options were granted during the six months ended June 30, 2009 or the six months ended June 30, 2008. As of June 30, 2009, there was $0.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.4 years.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price at June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0.3 million and $1.5 million, respectively.
Net cash proceeds from the exercise of stock options were $0.2 million and $1.5 million for the six months ended June 30, 2009, and 2008, respectively. The actual income tax benefit realized from stock option exercises total $0 and less than $0.1 million, respectively, for those same periods.
The following table summarizes the unvested restricted shares activity for the three month periods ended March 31, 2009 and June 30, 2009:

		Range of Market
	Restricted	Price Per Share
	Shares	on Grant Date
Outstanding at December 31, 2008	487,203	$14.31-53.95
Granted	657,315	$9.72
Canceled	(2,253)	$14.31-49.06
Vested	(100,136)	$14.31-53.95

Outstanding at March 31, 2009	1,042,129	$9.72-53.95

Granted	1,028,514	$16.39-20.44
Canceled	(50,366)	$9.72-50.82
Vested	(35,206)	$14.31-50.82

Outstanding at June 30, 2009	1,985,071	$9.72-53.95

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
During the six months ended June 30, 2009 and 2008, we issued 1,685,829 and 388,675 shares of restricted stock, respectively, with an aggregate fair value of $27.3 million and $10.6 million, respectively. The grant date fair market value of restricted shares that vested during the six months ended June 30, 2009 was $5.1 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period.
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. If a specified EPS target is achieved for fiscal 2011, 50% of the restricted shares will vest. If a higher EPS target is achieved for fiscal 2011, 100% of the restricted shares will vest. If the grant has not fully vested after fiscal 2011, 50% of the shares will vest if a specified EPS target is achieved for fiscal 2012. If none of the shares vested after fiscal 2011, 100% of the shares will vest if a higher EPS target is achieved for fiscal 2012. In the event that we do not achieve the required EPS targets, the restricted stock will be forfeited. A maximum of $20.4 million could be recognized as compensation expense under this grant if all EPS targets are met.
We consider the specific EPS targets to be competitively sensitive information during the performance period. We believe these targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our current baseline expectations, and therefore, we did not recognize any compensation expense associated with the grant during the six months ended June 30, 2009. If the targets had been considered probable at June 30, 2009, we would have recognized $0.3 million of compensation cost during the six months ended June 30, 2009. If it becomes probable that certain of the EPS performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as compensation expense over the performance period. The probability of reaching the targets will be revaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we later determine that it is not probable that the minimum EPS performance threshold for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed.
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began July 1, 2009 and ends December 31, 2009. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period.
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first six months of 2009, we repurchased 43,274 shares for approximately $0.6 million. As of June 30, 2009, there were 399,382 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
3. Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of dilutive stock options and restricted stock awards during each period presented. Stock options excluded from the calculation of diluted EPS because the option exercise or award price was greater than the average market price of the common share were 754,003 and 83,851 for the six months ended June 30, 2009 and 2008, respectively. Long-term performance-based restricted shares excluded from the calculation of diluted EPS because vesting of the shares was not probable were 996,000 and 0 for the six months ended June 30, 2009 and 2008, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The basic and diluted earnings per share calculations are shown below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income	$18,260	$19,828	$33,374	$37,232

Weighted average number of common shares outstanding — basic	39,285	38,963	39,167	38,923
Effect of dilutive stock options	85	264	74	274
Effect of dilutive restricted stock awards	393	98	234	175

Weighted average number of common shares outstanding — diluted	39,763	39,325	39,475	39,372

Basic earnings per common share	$0.46	$0.51	$0.85	$0.96

Diluted earnings per common share	$0.46	$0.50	$0.85	$0.95

4. Operating Segments
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
The following table presents revenue for the three and six months ended June 30, 2009 and 2008:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Membership dues	$142,841	$126,121	$280,238	$245,769
Enrollment fees	6,540	6,640	13,013	13,173
Personal training	27,997	26,568	57,139	55,149
Other in-center	32,253	29,401	62,413	56,085
Other	2,918	3,677	6,180	6,682

Total revenue	$212,549	$192,407	$418,983	$376,858

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Six Months
	Ended June 30,
	2009	2008
Accounts receivable	$2,154	$648
Income tax receivable	—	5,819
Inventories and center operating supplies	212	126
Prepaid expenses and other current assets	(1,616)	(1,981)
Deferred membership origination costs	(346)	(3,375)
Other assets	(1,598)	—
Accounts payable	1,631	861
Accrued expenses	9,266	10,684
Deferred revenue	3,450	6,598
Deferred rent liability	(43)	903
Other liabilities	1,135	272

Changes in operating assets and liabilities	$14,245	$20,555

We made cash payments for income taxes of $20.5 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. This $16.6 million increase was primarily due to tax payment timing and the level of bonus depreciation deduction available. The first half of 2008 benefited from a $5.8 million 2007 tax receivable which was applied to 2008 estimated tax and also benefited from bonus depreciation deductions created by the large volume of 2008 asset additions.
We made cash payments for interest of $14.4 million and $13.3 million for the six months ended June 30, 2009 and 2008, respectively. Capitalized interest was $1.9 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively.
Construction accounts payable and accounts payable related to property and equipment was $22.9 million at June 30, 2009 and $77.8 million at June 30, 2008.
6. Commitments and Contingencies
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
7. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
In May 2009, the FASB issued FASB No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The accounting guidance contained in SFAS 165 is consistent with the auditing literature widely used for accounting and disclosure of subsequent events, however, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.
In April 2009, FASB issued FASB Staff Position SFAS 107-1 (“FSP SFAS 107-1”) and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (“APB 28-1”). FSP SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FSP SFAS 107-1 and APB 28-1 became effective for our interim reporting period ended June 30, 2009. See Note 9, “Fair Value Measurements,” for our disclosures required under FSP SFAS 107-1 and APB 28-1.
In April 2009, the FASB issued FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“FSP SFAS 157-4”), when the volume and level of market activity for the asset or liability have significantly decreased. FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 became effective for our interim period ended June 30, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on our consolidated financial statements.
8. Derivative Instruments
Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”), which requires additional disclosures regarding why we use derivative instruments, the volume of our derivative activities, the fair value amounts recorded to the consolidated balance sheet for derivatives and the gains and losses on derivative instruments included in the consolidated statements of operations.
As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings at 4.825% plus the applicable spread (which depends on our cash flow leverage ratio) until October 2010. In May 2009, we amended the interest swap contract to effectively fix the rates paid on the $125.0 million of variable rate borrowings at 4.715% plus the applicable spread from July 2009 until October 2010. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of June 30, 2009, the $3.9 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $6.2 million gross fair market value of the swap contract was included in long-term debt.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
9. Fair Value Measurements
Effective for the interim reporting period ended June 30, 2009, we adopted FSP SFAS 107-1 and APB 28-1, which require disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. The carrying amounts related to cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments.
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms and the same remaining maturities. The fair value estimates presented are based on information available to us as of June 30, 2009. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt as of June 30, 2009:

	June 30, 2009
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$365,361	$340,547
Obligations under capital leases	19,173	18,969
Floating-rate debt	322,812	299,749

Total	$707,346	$659,265
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

Overview
We operate large, multi-use sports, fitness and family recreation centers. As of July 31, 2009, we operated 84 centers primarily in residential locations across 19 states under the LIFE TIME FITNESS brand.
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
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the three new centers we opened in 2009, two are in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
Another result of opening new centers or leasing centers, is that our center operating margins may be lower than they have been historically. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the occupancy costs associated with leased centers, to affect our center operating margins at these centers and on a consolidated basis.
If the economy remains slow, we also may experience increased member attrition, lower average dues, lower in-center revenue per membership as well as higher membership acquisition costs which may result in lower total revenue and operating profit in affected centers and on a consolidated basis. Our categories of new centers and existing centers do not include the center owned by Bloomingdale, LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates. During 2008, our attrition rate increased, driven primarily by inactive members leaving earlier than in the past. Our trailing twelve month attrition rate decreased slightly during the second quarter of 2009 from the first quarter 2009.
We have three primary sources of revenue.
•	First, our largest source of revenue is membership dues (66.9% of total revenue for the six months ended June 30, 2009) and enrollment fees (3.1% of total revenue for the six months ended June 30, 2009) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 30 months for the first and second quarters of 2009 and the fourth quarter of 2008, 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods.

•	Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (28.5% of total revenue for the six months ended June 30, 2009), including fees for personal training, registered dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•	Third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.5% of total revenue for the six months ended June 30, 2009), including our media, wellness and athletic events businesses.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors, expected lives and rate of return in determining fair value of option grants, probability of achieving performance targets, tax provisions and provisions for uncollectible receivables. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical average expected life of center memberships. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results.
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

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue
Center revenue
Membership dues	67.2%	65.5%	66.9%	65.2%
Enrollment fees	3.1	3.5	3.1	3.5
In-center revenue	28.3	29.1	28.5	29.5

Total center revenue	98.6	98.1	98.5	98.2
Other revenue	1.4	1.9	1.5	1.8

Total revenue	100.0	100.0	100.0	100.0

Operating expenses
Center operations	60.6	58.9	61.1	58.6
Advertising and marketing	2.9	3.5	3.4	4.3
General and administrative	5.5	5.5	5.6	5.7
Other operating	2.3	2.4	2.3	2.3
Depreciation and amortization	10.7	9.0	10.7	9.0

Total operating expenses	82.0	79.3	83.1	79.9

Income from operations	18.0	20.7	16.9	20.1

Other income (expense)
Interest expense, net	(3.7)	(3.6)	(3.7)	(3.7)
Equity in earnings of affiliate	0.2	0.2	0.2	0.2

Total other income (expense)	(3.5)	(3.4)	(3.5)	(3.5)

Income before income taxes	14.5	17.3	13.4	16.6
Provision for income taxes	5.9	7.0	5.4	6.7

Net income	8.6%	10.3%	8.0%	9.9%

Other financial and operating data:
Comparable center revenue growth—13 month (1)	(4.4)%	3.3%	(3.6)%	3.8%
Comparable center revenue growth—37 month (1)	(9.0)%	(2.0)%	(8.4)%	(1.9)%
Average revenue per membership	$354	$361	$706	$724
Average in-center revenue per membership	$102	$107	$204	$218
EBITDA (in thousands)	$61,237	$57,394	$116,141	$110,323
EBITDA margin	28.8%	29.8%	27.7%	29.3%
Capital expenditures (in thousands)	$42,825	$135,092	$91,725	$235,577
Centers open at end of period	84	74	84	74
Number of memberships at end of period	608,281	547,497	608,281	547,497
Total center square footage at end of period (2)	8,445,689	7,298,299	8,445,689	7,298,299

(1)	Membership dues, enrollment fees and in-center revenue for a center are included in comparable center revenue growth — 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in comparable center revenue growth — 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation, at which time it is considered a mature center.

(2)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. In a few of our centers, we sublease space to third parties who operate our pro shop, salon or climbing wall or to hospitals or chiropractors that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008
Total revenue. Total revenue increased $20.1 million, or 10.5%, to $212.5 million for the three months ended June 30, 2009, from $192.4 million for the three months ended June 30, 2008.
Total center revenue grew $20.9 million, or 11.1%, to $209.6 million for the three months ended June 30, 2009, from $188.7 million for the three months ended June 30, 2008. Of the $20.9 million increase in total center revenue,
•	80.0% was from membership dues, which increased $16.7 million, or 13.3%, due to increased memberships at new centers, junior membership programs and increased sales of 26-and-under memberships. Our number of memberships increased 11.1% to 608,281 at June 30, 2009 from 547,497 at June 30, 2008.

•	20.5% was from in-center revenue, which increased $4.3 million primarily as a result of increased sales of our LifeCafe products and services and personal training. Average in-center revenue per membership decreased from $107 for the three months ended June 30, 2008 to $102 for the three months ended June 30, 2009. We began to see slower in-center revenue growth in the second half of 2008 and first half of 2009 due to the slower economy.

•	(0.5)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 30 months, our estimated average life of a membership. Since the fourth quarter of 2008, the estimated average life of a membership has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased by $0.1 million for the three months ended June 30, 2009 to $6.5 million. In 2008 and the first half of 2009, we lowered our enrollment fees to stimulate new membership demand.
Other revenue decreased $0.8 million, or 20.6%, to $2.9 million for the three months ended June 30, 2009, which was primarily due to lower media sales.
Center operations expenses. Center operations expenses totaled $128.9 million, or 61.5% of total center revenue (or 60.6% of total revenue), for the three months ended June 30, 2009 compared to $113.3 million, or 60.0% of total center revenue (or 58.9% of total revenue), for the three months ended June 30, 2008. This $15.6 million increase primarily consisted of an increase of $6.4 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers, $3.5 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs and an increase in expenses to support in-center products and services. Center rent expense totaled $9.9 million for the three months ended June 30, 2009 and $5.3 million for the three months ended June 30, 2008. This $4.6 million increase is primarily a result of the six sale-leaseback transactions that we entered into during the second half of 2008.
Advertising and marketing expenses. Advertising and marketing expenses were $6.1 million, or 2.9% of total revenue, for the three months ended June 30, 2009, compared to $6.8 million, or 3.5% of total revenue, for the three months ended June 30, 2008. These expenses decreased primarily due to less presale activity and more targeted and more market-specific marketing campaigns.
General and administrative expenses. General and administrative expenses were $11.8 million, or 5.5% of total revenue, for the three months ended June 30, 2009, compared to $10.6 million, or 5.5% of total revenue, for the three months ended June 30, 2008. This $1.2 million increase was primarily due to increased costs to support the growth in memberships and the number of centers, unabsorbed real estate and development overhead and employee separation costs.
Other operating expenses. Other operating expenses were $4.9 million for the three months ended June 30, 2009, compared to $4.7 million for the three months ended June 30, 2008. This increase is primarily a result of start-up costs associated with the expansion of our corporate wellness businesses and losses on the disposition of assets, which were partially offset by a gain on the sale of land held for sale.
Depreciation and amortization. Depreciation and amortization was $22.6 million for the three months ended June 30, 2009, compared to $17.2 million for the three months ended June 30, 2008. This $5.4 million increase was due primarily to depreciation on our new centers opened in 2008 and the first three months of 2009 and the remodels of acquired clubs completed in 2008.

Interest expense, net. Interest expense, net of interest income, was $7.9 million for the three months ended June 30, 2009, compared to $6.9 million for the three months ended June 30, 2008. This $1.0 million increase was primarily the result of decreased capitalized interest on construction projects.
Provision for income taxes. The provision for income taxes was $12.5 million for the three months ended June 30, 2009, compared to $13.5 million for the three months ended June 30, 2008. This $1.0 million decrease was due to a decrease in income before income taxes of $2.6 million. The effective income tax rate for the three months ended June 30, 2009 was 40.6% compared to 40.5% for the three months ended June 30, 2008.
Net income. As a result of the factors described above, net income was $18.3 million, or 8.6% of total revenue, for the three months ended June 30, 2009, compared to $19.8 million, or 10.3% of total revenue, for the three months ended June 30, 2008.
Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008
Total revenue. Total revenue increased $42.1 million, or 11.2%, to $419.0 million for the six months ended June 30, 2009, from $376.9 million for the six months ended June 30, 2008.
Total center revenue grew $42.6 million, or 11.5%, to $412.8 million for the six months ended June 30, 2009, from $370.2 million for the six months ended June 30, 2008. Of the $42.6 million increase in total center revenue,
•	80.9% was from membership dues, which increased $34.5 million, or 14.0%, due to increased memberships at new centers, junior membership programs and increased sales of 26-and-under memberships. Our number of memberships increased 11.1% to 608,281 at June 30, 2009 from 547,497 at June 30, 2008.

•	19.5% was from in-center revenue, which increased $8.3 million primarily as a result of increased sales of our LifeCafe products and services and personal training. Average in-center revenue per membership decreased from $218 for the six months ended June 30, 2008 to $204 for the six months ended June 30, 2009. We began to see slower in-center revenue growth in the second half of 2008 and first half of 2009 due to the slower economy.

•	(0.4)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over 30 months, our estimated average life of a membership. Since the fourth quarter of 2008, the estimated average life of a membership has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased by $0.2 million for the six months ended June 30, 2009 to $13.0 million. In 2008 and the first half of 2009, we lowered our enrollment fees to stimulate new membership demand.
Other revenue decreased $0.5 million, or 7.5%, to $6.2 million for the six months ended June 30, 2009, which was primarily due to lower media sales.
Center operations expenses. Center operations expenses totaled $255.8 million, or 62.0% of total center revenue (or 61.1% of total revenue), for the six months ended June 30, 2009 compared to $220.8 million, or 59.7% of total center revenue (or 58.6% of total revenue), for the six months ended June 30, 2008. This $35.0 million increase primarily consisted of an increase of $13.9 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers, $9.9 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs and an increase in expenses to support in-center products and services. Center rent expense totaled $19.8 million for the six months ended June 30, 2009 and $10.4 million for the six months ended June 30, 2008. This $9.4 million increase is primarily a result of the six sale-leaseback transactions that we entered into during the second half of 2008.
Advertising and marketing expenses. Advertising and marketing expenses were $14.4 million, or 3.4% of total revenue, for the six months ended June 30, 2009, compared to $16.3 million, or 4.3% of total revenue, for the six months ended June 30, 2008. These expenses decreased primarily due to less presale activity and more targeted and more market-specific marketing campaigns.

General and administrative expenses. General and administrative expenses were $23.5 million, or 5.6% of total revenue, for the six months ended June 30, 2009, compared to $21.3 million, or 5.7% of total revenue, for the six months ended June 30, 2008. This $2.2 million increase was primarily due to increased costs to support the growth in memberships and the number of centers and unabsorbed real estate and development overhead. These expenses decreased as a percentage of revenue primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $9.8 million for the six months ended June 30, 2009, compared to $8.8 million for the six months ended June 30, 2008. This increase is primarily a result of start-up costs associated with the expansion of our corporate wellness businesses and losses on the disposition of assets.
Depreciation and amortization. Depreciation and amortization was $44.7 million for the six months ended June 30, 2009, compared to $33.8 million for the six months ended June 30, 2008. This $10.9 million increase was due primarily to depreciation on our new centers opened in 2008 and the first half of 2009 and the remodels of acquired clubs completed in 2008.
Interest expense, net. Interest expense, net of interest income, was $15.4 million for the six months ended June 30, 2009, compared to $14.1 million for the six months ended June 30, 2008. This $1.3 million increase was primarily the result of decreased capitalized interest on construction projects.
Provision for income taxes. The provision for income taxes was $22.7 million for the six months ended June 30, 2009, compared to $25.2 million for the six months ended June 30, 2008. This $2.5 million decrease was due to a decrease in income before income taxes of $6.3 million. The effective income tax rate for the six months ended June 30, 2009 was 40.5% compared to 40.4% for the six months ended June 30, 2008.
Net income. As a result of the factors described above, net income was $33.4 million, or 8.0% of total revenue, for the six months ended June 30, 2009, compared to $37.2 million, or 9.9% of total revenue, for the six months ended June 30, 2008.
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

The following table summarizes our capital structure as of June 30, 2009 and December 31, 2008 (in thousands).

	June 30,	December 31,
	2009	2008
Debt
Long-term debt	$695,401	$702,569
Current maturities of long-term debt	11,945	10,335

Total debt	707,346	712,904

Shareholders’ Equity
Common stock	825	793
Additional paid-in capital	389,462	385,095
Retained earnings	305,085	271,711
Accumulated other comprehensive loss	(3,851)	(4,698)

Total shareholders’ equity	691,521	652,901

Total capitalization	$1,398,867	$1,365,805

Debt highlights, as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Fixed-rate debt as a percent of total debt	55.2%	54.6%
Weighted-average annual interest rate of total debt	3.9%	4.5%
Total debt (net of cash) as a percent of total capitalization (total debt (net of cash) and total shareholders’ equity)	50.2%	51.8%
Cash provided by operating activities (trailing twelve months) as a percent of total debt	24.8%	25.7%
Operating Activities
As of June 30, 2009, we had total cash and cash equivalents of $10.8 million. We also had $51.5 million available under the existing terms of our revolving credit facility as of June 30, 2009.
Net cash provided by operating activities was $98.3 million for the six months ended June 30, 2009 compared to $105.7 million for the six months ended June 30, 2008. This reduction of $7.4 million is due primarily due to tax payment timing and the level of bonus depreciation deduction available. The first half of 2008 benefited from a $5.8 million 2007 tax receivable which was applied to 2008 estimated tax and also benefited from bonus depreciation deductions created by the large volume of 2008 asset additions.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We plan to finance the purchase of our property and equipment in the near-term through cash flow from operations. We plan to finance the purchase of our property and equipment in the longer-term through cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital.
Net cash used in investing activities was $90.8 million for the six months ended June 30, 2009, compared to $249.3 million for the six months ended June 30, 2008. The decrease of $158.5 million was primarily due to the reduced number of centers we currently plan to open.

Our capital expenditures were as follows (in thousands):

	For the Six Months Ended
	June 30,
	2009	2008
Purchases of property and equipment	$91,725	$235,577
Non-cash property and equipment financed through capital lease obligations	—	12,121
Changes in construction accounts payable and accounts payable related to property and equipment	(40,855)	17,999
Non-cash share-based compensation capitalized to projects under development	320	443

Total capital expenditures	$51,190	$266,140

The following schedule reflects capital expenditures by type of expenditure for the six months ended June 30, 2009 (in thousands):

New center building and construction on clubs opened in 2008 and 2009	$26,472
New center building and construction on clubs to be opened in 2010 and beyond	9,086
Updating existing centers and corporate infrastructure	15,632

Total capital expenditures	$51,190

At July 31, 2009, we had purchased the real property for two and entered into a ground lease for one of the three large format centers we plan to open in 2010, and we had purchased real property for four large format centers that we plan to open after 2010. Construction in progress, including land purchased for future development, totaled $93.5 million at June 30, 2009 and $257.1 million at June 30, 2008.
We expect our cash outlays for capital expenditures to be approximately $125 to $150 million in 2009, including approximately $33 to $58 million in the remaining six months of 2009. Of this approximately $33 to $58 million, we expect to incur approximately $20 to $40 million for new center construction and approximately $13 to $18 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Net cash used in financing activities was $7.5 million for the six months ended June 30, 2009, compared to net cash provided by financing activities of $142.0 million for the six months ended June 30, 2008. The decrease of $149.5 million was primarily due to payments made on our revolving credit facility.

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Term notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to June 2011	$108,736	$111,812
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012	407,800	414,600
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	102,086	102,752
Other	69,551	64,056

Total debt (excluding obligations under capital leases)	688,173	693,220
Obligations under capital leases	19,173	19,684

Total debt	707,346	712,904
Less current maturities	11,945	10,335

Total long-term debt	$695,401	$702,569

Revolving Credit Facility
The amount of our revolving credit facility is $470.0 million. We may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us if one or more lenders commit the additional $130.0 million. As of June 30, 2009, $407.8 million was outstanding on the facility, plus $10.7 million related to letters of credit, leaving $51.5 million available for additional borrowing under the existing terms of the facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2009 was 2.2% and $387.5 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2008 was 4.6% and $351.0 million, respectively.
New Long-Term Debt
In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation is due in full in March 2014. As security for the obligation, we have granted a mortgage on this center. As of June 30, 2009, $4.8 million was outstanding with respect to this obligation.
In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. As of June 30, 2009, $3.0 million was outstanding with respect to this obligation.

Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of June 30, 2009.
Our primary financial covenants under our revolving credit facility are:

		Actual as of June	Actual as of
Covenant	Requirement	30, 2009	December 31, 2008
Total Consolidated Debt to EBITDAR	Not more than 4.0 to 1.0	3.52 to 1.0	3.51 to 1.0
Senior Debt to EBITDA	Not more than 3.25 to 1.0	2.14 to 1.0	2.22 to 1.0
Fixed Charge Coverage Ratio	Not less than 1.60	2.65 to 1.0	3.16 to 1.0
The formulas for these covenants are specifically defined in the revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.
The Fixed Charge Coverage Ratio decrease of 0.51 from December 31, 2008 to June 30, 2009 was primarily due to additional rent expense from the six sale-leaseback transactions that we entered into during the second half of 2008.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and our interest expense on floating-rate indebtedness and therefore, impact our consolidated cash flows and consolidated results of operations. As of June 30, 2009 and December 31, 2008, our net floating-rate indebtedness was approximately $322.8 million and $323.8 million, respectively. If our interest rates on our floating-rate indebtedness were to have increased by 100 basis points during the six months ended June 30, 2009, our interest costs would have increased by approximately $1.5 million. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2009, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating-rate indebtedness and cash equivalents balances at June 30, 2009.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Second Quarter 2009
There were no issuer purchases of equity securities in the second quarter of 2009. In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held on April 23, 2009, the shareholders voted on the following:
1. Proposal to elect a board of seven directors, to serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The following directors were elected based on the votes listed below:

Nominee	For	Withheld
Bahram Akradi	31,958,476	2,787,898
Giles H. Bateman	32,973,848	1,772,526
Guy C. Jackson	31,388,639	3,357,735
Martha A. Morfitt	33,940,307	806,067
John B. Richards	34,485,847	260,527
Joseph S. Vassalluzzo	34,482,883	263,491
2. Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The proposal passed on a vote of 34,578,219 in favor, 66,992 against, 101,163 abstentions and no broker non-votes.
3. Proposal to approve the amendment to our Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 shares to 75,000,000 shares. The proposal passed on a vote of 32,306,686 in favor, 2,430,474 against, 9,214 abstentions and no broker non-votes.
4. Proposal to approve the amendment to our Amended and Restated 2004 Long-Term Incentive Plan to increase the number of shares available for issuance under the plan from 3,500,000 to 5,250,000 shares. The proposal passed on a vote of 23,469,503 in favor, 3,932,187 against, 6,122 abstentions and 7,338,562 broker non-votes.
As of the close of business on the record date for the meeting, which was February 26, 2009, there were 39,612,775 shares of common stock outstanding and entitled to vote at the meeting. Each share of common stock was entitled to one vote per share.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation, as amended, of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009)	Incorporated by reference to Appendix B to the Registrant’s proxy statement for its 2009 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009

10.2	Form of 2009 Restricted Stock Agreement for 2004 Long-Term Incentive Plan with long-term performance-based vesting component granted June 11, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 11, 2009 (File No. 001-32230)

10.3	Separation Agreement between the Registrant and Michael J. Gerend, dated May 1, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 1, 2009 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2009.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation, as amended, of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

10.1	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009)	Incorporated by reference to Appendix B to the Registrant’s proxy statement for its 2009 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009

10.2	Form of 2009 Restricted Stock Agreement for 2004 Long-Term Incentive Plan with long-term performance-based vesting component granted June 11, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 11, 2009 (File No. 001-32230)

10.3	Separation Agreement between the Registrant and Michael J. Gerend, dated May 1, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 1, 2009 (File No. 001-32230)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically