Form 10-Q
period 2009-09-30
LIFE TIME FITNESS INC
filed 2009-10-30
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 26, 2009 was 41,392,720 common shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,137	$10,829
Accounts receivable, net	3,192	6,114
Inventories and center operating supplies	13,935	14,632
Prepaid expenses and other current assets	14,964	10,994
Deferred membership origination costs	21,497	19,877
Deferred income taxes	1,872	1,365

Total current assets	63,597	63,811
PROPERTY AND EQUIPMENT, net	1,507,073	1,515,957
RESTRICTED CASH	3,785	3,936
DEFERRED MEMBERSHIP ORIGINATION COSTS	11,726	14,210
OTHER ASSETS	49,967	49,789

TOTAL ASSETS	$1,636,148	$1,647,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,130	$10,335
Accounts payable	16,926	14,842
Construction accounts payable	10,602	63,418
Accrued expenses	52,323	46,230
Deferred revenue	37,230	36,098

Total current liabilities	129,211	170,923
LONG-TERM DEBT, net of current portion	671,165	702,569
DEFERRED RENT LIABILITY	28,464	27,925
DEFERRED INCOME TAXES	60,252	51,982
DEFERRED REVENUE	10,622	13,719
OTHER LIABILITIES	19,390	27,684

Total liabilities	919,104	994,802

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 and 50,000,000 shares authorized, respectively; 41,391,895 and 39,612,775 shares issued and outstanding, respectively	828	793
Additional paid-in capital	393,864	385,095
Retained earnings	325,718	271,711
Accumulated other comprehensive loss	(3,366)	(4,698)

Total shareholders’ equity	717,044	652,901

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,636,148	$1,647,703

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE:
Membership dues	$144,832	$131,232	$425,070	$377,001
Enrollment fees	6,617	6,818	19,630	19,991
In-center revenue	59,129	56,151	178,681	167,385

Total center revenue	210,578	194,201	623,381	564,377
Other revenue	3,742	4,608	9,922	11,290

Total revenue	214,320	198,809	633,303	575,667

OPERATING EXPENSES:
Center operations	127,468	116,300	383,313	337,139
Advertising and marketing	5,756	7,287	20,145	23,608
General and administrative	9,669	9,453	33,172	30,707
Other operating	8,017	4,926	17,791	13,696
Depreciation and amortization	23,428	18,720	68,127	52,500

Total operating expenses	174,338	156,686	522,548	457,650

Income from operations	39,982	42,123	110,755	118,017

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $208, $30, $370 and $119, respectively	(7,651)	(7,185)	(23,005)	(21,301)
Equity in earnings of affiliate	316	336	985	985

Total other income (expense)	(7,335)	(6,849)	(22,020)	(20,316)

INCOME BEFORE INCOME TAXES	32,647	35,274	88,735	97,701
PROVISION FOR INCOME TAXES	12,014	13,700	34,728	38,895

NET INCOME	$20,633	$21,574	$54,007	$58,806

BASIC EARNINGS PER COMMON SHARE	$0.52	$0.55	$1.38	$1.51

DILUTED EARNINGS PER COMMON SHARE	$0.51	$0.55	$1.36	$1.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,410	39,025	39,221	38,946

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	40,255	39,370	39,687	39,350

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,007	$58,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,127	52,500
Deferred income taxes	6,957	8,094
Provision for doubtful accounts	(8)	15
Loss on disposal of property and equipment, net	818	1,159
Gain on sale of land held for sale	(873)	—
Amortization of deferred financing costs	1,925	1,078
Share-based compensation	5,907	5,989
Excess tax benefit related to share-based payment arrangements	(433)	(38)
Equity in earnings of affiliate	(985)	(985)
Changes in operating assets and liabilities	2,000	16,840
Other	1,109	54

Net cash provided by operating activities	138,551	143,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(116,853)	(360,551)
Proceeds from sale of property and equipment	8	161,885
Proceeds from sale of land held for sale	1,327	—
Proceeds from property insurance settlements	—	317
Increase in other assets	(213)	(6,443)
Decrease (increase) in restricted cash	151	(2,518)

Net cash used in investing activities	(115,580)	(207,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	7,813	39,188
Repayments of long-term borrowings	(7,755)	(13,043)
Proceeds from (repayments of) revolving credit facility, net	(27,600)	42,500
Increase in deferred financing costs	(745)	(6,113)
Excess tax benefit related to share-based payment arrangements	433	38
Proceeds from stock option exercises	2,191	2,993

Net cash provided by (used in) financing activities	(25,663)	65,563

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,692)	1,765
CASH AND CASH EQUIVALENTS — Beginning of period	10,829	5,354

CASH AND CASH EQUIVALENTS — End of period	$8,137	$7,119

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2008. We evaluated the impact of events occurring after September 30, 2009 up to October 30, 2009, which is the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
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
As of September 30, 2009, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 827,578 shares were outstanding, and a total of 2,525,837 restricted shares were granted, of which 1,981,757 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Share-based compensation expense related to stock options	$98	$533	$730	$1,852
Share-based compensation expense related to restricted shares	1,752	1,531	5,087	4,039
Share-based compensation expense related to ESPP	30	30	90	98

Total share-based compensation expense	$1,880	$2,094	$5,907	$5,989

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table summarizes the stock option transactions for the three month periods ended March 31, 2009, June 30, 2009 and September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2008	980,929	$21.65	5.6
Granted	—	—
Exercised	—	—
Canceled	(2,354)	$31.06

Outstanding at March 31, 2009	978,575	$21.63	5.4	$632

Granted	—	—
Exercised	(24,100)	$8.00
Canceled	(3,947)	$29.85

Outstanding at June 30, 2009	950,528	$21.94	5.2	$2,439

Granted	—	—
Exercised	(121,950)	$16.38
Canceled	(1,000)	$25.47

Outstanding at September 30, 2009	827,578	$22.76	5.0	$5,800

Vested or Expected to Vest at September 30, 2009	825,702	$22.71	5.0	$5,800

Exercisable at September 30, 2009	806,963	$22.22	5.0	$5,800

No options were granted during the nine months ended September 30, 2009 or the nine months ended September 30, 2008. As of September 30, 2009, there was $0.1 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.3 years.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price at September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $1.8 million and $3.7 million, respectively.
Net cash proceeds from the exercise of stock options were $2.2 million and $3.0 million for the nine months ended September 30, 2009, and 2008, respectively. The actual income tax benefit realized from stock option exercises total $0.4 million and less than $0.1 million, respectively, for those same periods.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table summarizes the unvested restricted shares activity for the three month periods ended March 31, 2009, June 30, 2009 and September 30, 2009:

		Range of Market
	Restricted	Price Per Share
	Shares	on Grant Date
Outstanding at December 31, 2008	487,203	$14.31-53.95
Granted	657,315	$9.72
Canceled	(2,253)	$14.31-49.06
Vested	(100,136)	$14.31-53.95

Outstanding at March 31, 2009	1,042,129	$9.72-53.95

Granted	1,028,514	$16.39-20.44
Canceled	(50,366)	$9.72-50.82
Vested	(35,206)	$14.31-50.82

Outstanding at June 30, 2009	1,985,071	$9.72-53.95

Granted	—	$—
Canceled	(140)	$20.44-46.51
Vested	(3,174)	$9.72-51.15

Outstanding at September 30, 2009	1,981,757	$9.72-53.95

During the nine months ended September 30, 2009 and 2008, we issued 1,685,829 and 404,638 shares of restricted stock, respectively, with an aggregate fair value of $27.3 million and $11.1 million, respectively. The grant date fair market value of restricted shares that vested during the nine months ended September 30, 2009 was $5.2 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of September 30, 2009, there was $17.7 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.9 years.
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
We consider the specific EPS targets to be competitively sensitive information during the performance period. We believe these targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our current baseline expectations, and therefore, we did not recognize any compensation expense associated with the grant during the nine months ended September 30, 2009, nor has any share amount been included in our total diluted shares. If all of the targets had been considered probable at September 30, 2009, we would have recognized $2.3 million of compensation cost during the nine months ended September 30, 2009. If it becomes probable that certain of the EPS performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as compensation expense over the performance period. The probability of reaching the targets is revaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we later determine that it is not probable that the minimum EPS performance threshold for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed.

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
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first nine months of 2009, we repurchased 67,268 shares for approximately $1.0 million. As of September 30, 2009, there were 375,388 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
3. Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of dilutive stock options and restricted stock awards during each period presented. Stock options excluded from the calculation of diluted EPS because the option exercise or award price was greater than the average market price of the common share were 435,128 and 75,552 for the nine months ended September 30, 2009 and 2008, respectively. Long-term performance-based restricted shares excluded from the calculation of diluted EPS because vesting of the shares was not probable were 996,000 and 0 for the nine months ended September 30, 2009 and 2008, respectively.
The basic and diluted earnings per share calculations are shown below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$20,633	$21,574	$54,007	$58,806

Weighted average number of common shares outstanding — basic	39,410	39,025	39,221	38,946
Effect of dilutive stock options	141	215	55	215
Effect of dilutive restricted stock awards	704	130	411	189

Weighted average number of common shares outstanding — diluted	40,255	39,370	39,687	39,350

Basic earnings per common share	$0.52	$0.55	$1.38	$1.51

Diluted earnings per common share	$0.51	$0.55	$1.36	$1.49

4. Operating Segments
Our operations are conducted mainly through our large, multi-use sports, fitness and family recreation centers. We aggregate the activities of our centers and other ancillary products and services into one reportable segment as none of the centers or other ancillary products or services meet the quantitative thresholds for separate disclosure under the applicable accounting guidance. Each of the centers has similar expected economic characteristics, service and product offerings, customers and design. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, complement the operations of the centers. Our chief operating decision maker uses EBITDA, which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization, as the primary measure of operating segment performance.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table presents revenue for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Membership dues	$144,832	$131,232	$425,070	$377,001
Enrollment fees	6,617	6,818	19,630	19,991
Personal training	27,353	25,944	84,492	81,093
Other in-center	31,776	30,207	94,189	86,292
Other	3,742	4,608	9,922	11,290

Total revenue	$214,320	$198,809	$633,303	$575,667

5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Nine Months
	Ended September 30,
	2009	2008
Accounts receivable	$2,930	$(858)
Income tax receivable	—	5,852
Inventories and center operating supplies	697	(415)
Prepaid expenses and other current assets	(177)	2,273
Deferred membership origination costs	864	(3,603)
Other assets	(1,598)	—
Accounts payable	2,954	(4,637)
Accrued expenses	6,047	8,757
Deferred revenue	(1,964)	181
Deferred rent liability	539	1,380
Other liabilities	(8,292)	7,910

Changes in operating assets and liabilities	$2,000	$16,840

We made cash payments for income taxes of $33.7 million and $18.8 million for the nine months ended September 30, 2009 and 2008, respectively.
We made cash payments for interest of $23.0 million and $19.6 million for the nine months ended September 30, 2009 and 2008, respectively. Capitalized interest was $2.6 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively.
Construction accounts payable and accounts payable related to property and equipment was $11.4 million at September 30, 2009 and $88.7 million at September 30, 2008.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
7. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States. It became effective for our interim reporting period ended September 30, 2009.
8. Derivative Instruments
As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings at 4.825% plus the applicable spread (which depends on our cash flow leverage ratio) until October 2010. In May 2009, we amended the interest swap contract to effectively fix the rates paid on the $125.0 million of variable rate borrowings at 4.715% plus the applicable spread from July 2009 until October 2010. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of September 30, 2009, the $3.4 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $5.4 million gross fair market value of the swap contract was included in long-term debt.
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
9. Fair Value Measurements
The carrying amounts related to cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of September 30, 2009. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt as of September 30, 2009:

	September 30, 2009
	Carrying	Estimated
	Value	Fair Value
Fixed-rate debt	$363,132	$340,742
Obligations under capital leases	18,929	18,759
Floating-rate debt	301,234	284,763

Total	$683,295	$644,264
The accounting guidance established a framework for measuring fair value and expanded disclosures about fair value measurements. The guidance applies to all assets and liabilities that are measured and reported on a fair value basis. This enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that each asset and liability carried at fair value be classified into one of the following categories:

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
We determined the fair value of the swap contract based upon current fair values as quoted by recognized dealers. As prescribed by the guidance, we recognize the fair value of the swap liability as a Level 2 valuation.
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
Overview
We operate large, multi-use sports, fitness and family recreation centers. As of October 30, 2009, we operated 84 centers primarily in residential locations across 19 states under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center for comparable center revenue purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations. We consider a center to be a mature center beginning on the first day of the 37th full calendar month of the center’s operations.
As we grow our presence in existing markets by opening or leasing new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the three new centers we opened in 2009, two are in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
Another result of opening new centers or leasing centers, is that our center operating margins may be lower than they have been historically. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the occupancy costs associated with leased centers to affect our center operating margins at these centers and on a consolidated basis.

In the future, we also may experience increased member attrition, lower average dues, lower in-center revenue per membership as well as higher membership acquisition costs which may result in lower total revenue and operating profit in affected centers and on a consolidated basis. Our categories of new centers and existing centers do not include the center owned by Bloomingdale, LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships and center attrition rates. During 2008, our trailing twelve month attrition rate increased from 34.2% to 42.3%, driven primarily by the slowing economy and inactive members leaving earlier than in the past. During the first nine months of 2009, our trailing twelve month attrition rate has decreased from 42.3% to 40.6%.
We have three primary sources of revenue.
•	First, our largest source of revenue is membership dues (67.1% of total revenue for the nine months ended September 30, 2009) and enrollment fees (3.1% of total revenue for the nine months ended September 30, 2009) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the expected average life of the membership, which we estimate to be 30 months for 2009 and the fourth quarter of 2008, 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods.
•	Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (28.2% of total revenue for the nine months ended September 30, 2009), including fees for personal training, registered dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.
•	Third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.6% of total revenue for the nine months ended September 30, 2009), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.
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

Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue
Center revenue
Membership dues	67.6%	66.0%	67.1%	65.5%
Enrollment fees	3.1	3.5	3.1	3.4
In-center revenue	27.6	28.2	28.2	29.1

Total center revenue	98.3	97.7	98.4	98.0
Other revenue	1.7	2.3	1.6	2.0

Total revenue	100.0	100.0	100.0	100.0

Operating expenses
Center operations	59.5	58.4	60.5	58.6
Advertising and marketing	2.7	3.7	3.2	4.1
General and administrative	4.5	4.8	5.2	5.3
Other operating	3.7	2.5	2.8	2.4
Depreciation and amortization	10.9	9.4	10.8	9.1

Total operating expenses	81.3	78.8	82.5	79.5

Income from operations	18.7	21.2	17.5	20.5

Other income (expense)
Interest expense, net	(3.6)	(3.6)	(3.7)	(3.7)
Equity in earnings of affiliate	0.1	0.2	0.2	0.2

Total other income (expense)	(3.5)	(3.4)	(3.5)	(3.5)

Income before income taxes	15.2	17.8	14.0	17.0
Provision for income taxes	5.6	6.9	5.5	6.8

Net income	9.6%	10.9%	8.5%	10.2%

Other financial and operating data:
Comparable center revenue growth—13 month (1)	(5.4%)	3.9%	(4.2%)	3.8%
Comparable center revenue growth—37 month (1)	(8.7%)	(1.9%)	(8.5%)	(1.9%)
Average revenue per membership	$358	$358	$1,063	$1,082
Average in-center revenue per membership	$100	$104	$305	$321
EBITDA (in thousands)	$63,726	$61,179	$179,867	$171,502
EBITDA margin	29.7%	30.8%	28.4%	29.8%
Capital expenditures (in thousands)	$25,128	$124,974	$116,853	$360,551
Centers open at end of period	84	77	84	77
Number of memberships at end of period	590,716	557,164	590,716	557,164
Total center square footage at end of period (2)	8,445,689	7,645,989	8,445,689	7,645,989

(1)	Membership dues, enrollment fees and in-center revenue for a center are included in comparable center revenue growth — 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in comparable center revenue growth — 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation, at which time it is considered a mature center.

(2)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. In a few of our centers, we sublease space to third parties who operate our pro shop, salon or climbing wall or to hospitals or chiropractors that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Total revenue. Total revenue increased $15.5 million, or 7.8%, to $214.3 million for the three months ended September 30, 2009 from $198.8 million for the three months ended September 30, 2008.
Total center revenue grew $16.4 million, or 8.4%, to $210.6 million for the three months ended September 30, 2009 from $194.2 million for the three months ended September 30, 2008. Of the $16.4 million increase in total center revenue,
•	83.0% was from membership dues, which increased $13.6 million, or 10.4%, due to increased memberships at new centers. Our number of memberships increased 6.0% to 590,716 at September 30, 2009 from 557,164 at September 30, 2008.

•	18.2% was from in-center revenue, which increased $3.0 million primarily as a result of increased sales of our LifeCafe products and services and personal training. Average in-center revenue per membership decreased from $104 for the three months ended September 30, 2008 to $100 for the three months ended September 30, 2009. We began to see slower in-center revenue growth in the second half of 2008 through the current period in 2009 due to the slower economy.

•	(1.2%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average life of a membership. Since the fourth quarter of 2008, the estimated average life of a membership has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased by $0.2 million for the three months ended September 30, 2009 to $6.6 million. In 2008 and 2009, we lowered our enrollment fees to stimulate new membership demand.
Other revenue decreased $0.9 million, or 18.8%, to $3.7 million for the three months ended September 30, 2009, which was primarily due to lower media sales.
Center operations expenses. Center operations expenses totaled $127.5 million, or 60.5% of total center revenue (or 59.5% of total revenue), for the three months ended September 30, 2009, compared to $116.3 million, or 59.9% of total center revenue (or 58.4% of total revenue), for the three months ended September 30, 2008. This $11.2 million increase primarily consisted of an increase of $6.1 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers, $1.7 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs and an increase in expenses to support in-center products and services. Center rent expense totaled $9.9 million for the three months ended September 30, 2009 and $6.5 million for the three months ended September 30, 2008. This $3.4 million increase is primarily a result of the six sale-leaseback transactions that we entered into during the second half of 2008.
Advertising and marketing expenses. Advertising and marketing expenses were $5.8 million, or 2.7% of total revenue, for the three months ended September 30, 2009 compared to $7.3 million, or 3.7% of total revenue, for the three months ended September 30, 2008.These expenses decreased primarily due to less presale activity and more targeted and more market-specific marketing campaigns.
General and administrative expenses. General and administrative expenses were $9.7 million, or 4.5% of total revenue, for the three months ended September 30, 2009 compared to $9.5 million, or 4.8% of total revenue, for the three months ended September 30, 2008. This $0.2 million increase was primarily due to increased costs to support the growth in memberships and the number of centers. These expenses decreased as a percentage of revenue primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $8.0 million for the three months ended September 30, 2009 compared to $4.9 million for the three months ended September 30, 2008. This increase is primarily a result of construction-related expenses, costs associated with the expansion of our corporate wellness businesses and losses on the disposition of assets.
Depreciation and amortization. Depreciation and amortization was $23.4 million for the three months ended September 30, 2009 compared to $18.7 million for the three months ended September 30, 2008. This $4.7 million increase was due primarily to depreciation on our new centers opened in 2008 and the first three quarters of 2009 and the remodels of acquired clubs completed in 2008.

Interest expense, net. Interest expense, net of interest income, was $7.7 million for the three months ended September 30, 2009 compared to $7.2 million for the three months ended September 30, 2008. This $0.5 million increase was primarily the result of decreased capitalized interest on construction projects.
Provision for income taxes. The provision for income taxes was $12.0 million for the three months ended September 30, 2009 compared to $13.7 million for the three months ended September 30, 2008. This $1.7 million decrease was due to a decrease in income before income taxes of $2.6 million and a lower effective income tax rate in the third quarter of 2009. The effective income tax rate for the three months ended September 30, 2009 was 36.8% compared to 38.8% for the three months ended September 30, 2008.
Net income. As a result of the factors described above, net income was $20.6 million, or 9.6% of total revenue, for the three months ended September 30, 2009 compared to $21.6 million, or 10.9% of total revenue, for the three months ended September 30, 2008.
Nine Months ended September 30, 2009 Compared to Nine Months ended September 30, 2008
Total revenue. Total revenue increased $57.6 million, or 10.0%, to $633.3 million for the nine months ended September 30, 2009 from $575.7 million for the nine months ended September 30, 2008.
Total center revenue grew $59.0 million, or 10.5%, to $623.4 million for the nine months ended September 30, 2009 from $564.4 million for the nine months ended September 30, 2008. Of the $59.0 million increase in total center revenue,
•	81.5% was from membership dues, which increased $48.1 million, or 12.8%, due to increased memberships at new centers. Our number of memberships increased 6.0% to 590,716 at September 30, 2009 from 557,164 at September 30, 2008.

•	19.1% was from in-center revenue, which increased $11.3 million primarily as a result of increased sales of our LifeCafe products and services and personal training. Average in-center revenue per membership decreased from $321 for the nine months ended September 30, 2008 to $305 for the nine months ended September 30, 2009. We began to see slower in-center revenue growth in the second half of 2008 through the current period in 2009 due to the slower economy.

•	(0.6%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average life of a membership. Since the fourth quarter of 2008, the estimated average life of a membership has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased by $0.4 million for the nine months ended September 30, 2009 to $19.6 million. In 2008 and 2009, we lowered our enrollment fees to stimulate new membership demand.
Other revenue decreased $1.4 million, or 12.1%, to $9.9 million for the nine months ended September 30, 2009, which was primarily due to lower media sales.
Center operations expenses. Center operations expenses totaled $383.3 million, or 61.5% of total center revenue (or 60.5% of total revenue), for the nine months ended September 30, 2009 compared to $337.1 million, or 59.7% of total center revenue (or 58.6% of total revenue), for the nine months ended September 30, 2008. This $46.2 million increase primarily consisted of an increase of $20.0 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers, $11.6 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs and an increase in expenses to support in-center products and services. Center rent expense totaled $29.7 million for the nine months ended September 30, 2009 and $16.9 million for the nine months ended September 30, 2008. This $12.8 million increase is primarily a result of the six sale-leaseback transactions that we entered into during the second half of 2008.
Advertising and marketing expenses. Advertising and marketing expenses were $20.1 million, or 3.2% of total revenue, for the nine months ended September 30, 2009 compared to $23.6 million, or 4.1% of total revenue, for the nine months ended September 30, 2008. These expenses decreased primarily due less presale activity and more targeted and more market-specific marketing campaigns.

General and administrative expenses. General and administrative expenses were $33.2 million, or 5.2% of total revenue, for the nine months ended September 30, 2009 compared to $30.7 million, or 5.3% of total revenue, for the nine months ended September 30, 2008. This $2.5 million increase was primarily due to increased costs to support the growth in memberships and the number of centers and unabsorbed real estate and development overhead. These expenses decreased as a percentage of revenue primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $17.8 million for the nine months ended September 30, 2009 compared to $13.7 million for the nine months ended September 30, 2008. This increase is primarily a result of construction-related expenses, costs associated with the expansion of our corporate wellness businesses and losses on the disposition of assets.
Depreciation and amortization. Depreciation and amortization was $68.1 million for the nine months ended September 30, 2009 compared to $52.5 million for the nine months ended September 30, 2008. This $15.6 million increase was due primarily to depreciation on our new centers opened in 2008 and the first three quarters of 2009 and the remodels of acquired clubs completed in 2008.
Interest expense, net. Interest expense, net of interest income, was $23.0 million for the nine months ended September 30, 2009 compared to $21.3 million for the nine months ended September 30, 2008. This $1.7 million increase was primarily the result of decreased capitalized interest on construction projects.
Provision for income taxes. The provision for income taxes was $34.7 million for the nine months ended September 30, 2009 compared to $38.9 million for the nine months ended September 30, 2008. This $4.2 million decrease was primarily due to a decrease in income before income taxes of $9.0 million. The effective income tax rate for the nine months ended September 30, 2009 was 39.1% compared to 39.8% for the nine months ended September 30, 2008.
Net income. As a result of the factors described above, net income was $54.0 million, or 8.5% of total revenue, for the nine months ended September 30, 2009 compared to $58.8 million, or 10.2% of total revenue, for the nine months ended September 30, 2008.
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

The following table summarizes our capital structure as of September 30, 2009 and December 31, 2008 (in thousands).

	September 30,	December 31,
	2009	2008
Debt
Long-term debt	$671,165	$702,569
Current maturities of long-term debt	12,130	10,335

Total debt	683,295	712,904

Shareholders’ Equity
Common stock	828	793
Additional paid-in capital	393,864	385,095
Retained earnings	325,718	271,711
Accumulated other comprehensive loss	(3,366)	(4,698)

Total shareholders’ equity	717,044	652,901

Total capitalization	$1,400,339	$1,365,805

Debt highlights, as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Fixed-rate debt as a percent of total debt	56.7%	54.6%
Weighted-average annual interest rate of total debt	3.7%	4.5%
Total debt (net of cash) as a percent of total capitalization (total debt (net of cash) and total shareholders’ equity)	48.5%	51.8%
Cash provided by operating activities (trailing twelve months) as a percent of total debt	26.1%	25.7%
Operating Activities
As of September 30, 2009, we had total cash and cash equivalents of $8.1 million. We also had $72.3 million available under the existing terms of our revolving credit facility as of September 30, 2009.
Net cash provided by operating activities was $138.6 million for the nine months ended September 30, 2009 compared to $143.5 million for the nine months ended September 30, 2008.
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
Net cash used in investing activities was $115.6 million for the nine months ended September 30, 2009 compared to $207.3 million for the nine months ended September 30, 2008. The decrease of $91.7 million was primarily due to the reduced number of centers we currently plan to open.

Our capital expenditures were as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2009	2008
Purchases of property and equipment	$116,853	$360,551
Non-cash property and equipment financed through capital lease obligations	—	12,294
Changes in construction accounts payable and accounts payable related to property and equipment	(52,335)	28,909
Non-cash share-based compensation capitalized to projects under development	319	552

Total capital expenditures	$64,837	$402,306

The following schedule reflects capital expenditures by type of expenditure for the nine months ended September 30, 2009 (in thousands):

New center building and construction on clubs opened in 2008 and 2009	$27,786
New center building and construction on clubs to be opened in 2010 and beyond	15,435
Updating existing centers and corporate infrastructure	21,616

Total capital expenditures	$64,837

At October 30, 2009, we had purchased the real property for two and entered into a ground lease for one of the three large format centers we plan to open in 2010, and we had purchased real property for four large format centers that we plan to open after 2010. Construction in progress, including land purchased for future development, totaled $120.7 million at September 30, 2009 and $285.1 million at September 30, 2008.
We expect our cash outlays for capital expenditures to be approximately $140 to $150 million in 2009, including approximately $23 to $33 million in the remaining three months of 2009. Of this approximately $23 to $33 million, we expect to incur approximately $18 to $23 million for new center construction and approximately $5 to $10 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Net cash used in financing activities was $25.7 million for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $65.6 million for the nine months ended September 30, 2008. The decrease of $39.9 million was primarily due to payments made on our revolving credit facility.
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Term notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to June 2011	$107,150	$111,812
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012	387,000	414,600
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	101,763	102,752
Other	68,453	64,056

Total debt (excluding obligations under capital leases)	664,366	693,220
Obligations under capital leases	18,929	19,684

Total debt	683,295	712,904
Less current maturities	12,130	10,335

Total long-term debt	$671,165	$702,569

Revolving Credit Facility
The amount of our revolving credit facility is $470.0 million. We may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us if one or more lenders commit the additional $130.0 million. As of September 30, 2009, $387.0 million was outstanding on the facility, plus $10.7 million related to letters of credit, leaving $72.3 million available for additional borrowing under the existing terms of the facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2009 was 2.1% and $382.2 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2008 was 4.4% and $364.1 million, respectively.
New Long-Term Debt
In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation is due in full in March 2014. As security for the obligation, we have granted a mortgage on this center. As of September 30, 2009, $4.7 million was outstanding with respect to this obligation.
In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. As of September 30, 2009, $3.0 million was outstanding with respect to this obligation.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of September 30, 2009.
Our primary financial covenants under our revolving credit facility are:

		Actual as of	Actual as of
		September 30,	December 31,
Covenant	Requirement	2009	2008
Total Consolidated Debt to EBITDAR	Not more than 4.00 to 1.0	3.45 to 1.0	3.51 to 1.0
Senior Debt to EBITDA	Not more than 3.25 to 1.0	2.02 to 1.0	2.22 to 1.0
Fixed Charge Coverage Ratio	Not less than 1.60	2.62 to 1.0	3.16 to 1.0
The formulas for these covenants are specifically defined in the revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.
The Fixed Charge Coverage Ratio decrease of 0.54 from December 31, 2008 to September 30, 2009 was primarily due to additional rent expense from the six sale-leaseback transactions that we entered into during the second half of 2008.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and our interest expense on floating-rate indebtedness and therefore, impact our consolidated cash flows and consolidated results of operations. As of September 30, 2009 and December 31, 2008, our net floating-rate indebtedness was approximately $301.2 million and $323.8 million, respectively. If our interest rates on our floating-rate indebtedness were to have increased by 100 basis points during the nine months ended September 30, 2009, our interest costs would have increased by approximately $1.6 million. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2009, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating-rate indebtedness and cash equivalents balances at September 30, 2009.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Third Quarter 2009

			Total Number of	Maximum Number of
		Average	Shares Purchased as	Shares that May Yet
	Total Number of	Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Plan (1)	the Plan (1)
July 1 — 31, 2009	23,921	$17.17	23,921	375,461
August 1 — 31, 2009	—	—	—	375,461
September 1 — 30, 2009	73	$28.49	73	375,388
Total	23,994	$17.21	23,994	375,388

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2009.

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