Form 10-K
period 2009-12-31
LIFE TIME FITNESS INC
filed 2010-02-26
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                 (do not check if smaller
                 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $760,798,629, based on the closing sale price for the registrant’s common stock on that date.

The number of shares outstanding of the Registrant’s common stock as of February 15, 2010 was 41,410,478 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held April 22, 2010 are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 16-21 of this Annual Report on Form 10-K that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements. We are not obligated to update these forward-looking statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business.

Company Overview

As a Healthy Way of Life company, Life Time Fitness is committed to helping its members achieve healthier, more active lives. To accomplish this, we generally operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment under the LIFE TIME FITNESS® and LIFE TIME ATHLETICsm brands. We design, build and operate our centers and we focus on providing our members and customers with products and services at a high quality and compelling value in the areas of education, exercise and nutrition. As of February 26, 2010, we operated 86 centers primarily in suburban locations in 19 states and 24 major markets.

We believe our centers provide a desirable and unique experience for our members, resulting in a high number of memberships per center, which we manage to optimize the member experience. We have refined our center size and design with the opening of each new center. Of our 86 centers, we consider 76 to be of our large format design. Among these 76 centers, we consider 52 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes remain consistent across all of our centers. Our current model centers generally target 8,500 to 11,500 memberships by offering, on average, 113,000 square feet of multi-use sports and athletic, professional fitness, family recreation, spa amenities and programs and services in a resort-like environment.

Our principal executive offices are located at 2902 Corporate Place, Chanhassen, Minnesota 55317, and our telephone number is (952) 947-0000. Our Web site is located at lifetimefitness.com. The information contained on our Web site is not a part of this annual report.

Our History

Our Chairman, President and Chief Executive Officer, Bahram Akradi, founded Life Time Fitness with the vision to create a Healthy Way of Life company that would provide an educational and entertaining experience of uncompromising quality, while meeting the health and fitness needs of our members by always putting the customer first. For example, our company has never required long-term member contracts, instead preferring to offer month-to-month agreements that provide members flexibility, while focusing the efforts of our employees on the goal of earning our members’ business each and every day, upon each and every visit.

We were incorporated in 1990 as a Minnesota corporation under the name FCA, Ltd. We changed our name to Life Time Fitness, Inc. in 1998. In 1992, we opened our first center in Brooklyn Park, Minnesota. This 27,000 square-foot facility served as the first validation of a new, highly differentiated product and service that uniquely catered to individuals and families.

Since then, we have been credited with transforming the health and fitness industry with category-redefining centers that feature sports and athletics, family recreation and entertainment, professional fitness, spa services, and amenities and programming in a resort-like environment.

In 2000, we expanded our offerings beyond operating our centers with the introduction of our proprietary line of nutritional products and supplements, and our award-winning magazine, Experience Life. In 2001, we formalized our Athletic Events division, which now offers nearly 100 events each year, including triathlons (indoor and outdoor) and running events. Beginning in 2003, we launched a portfolio of health seminars, assessments and innovative partnerships with health insurance companies with the goal of further extending our Healthy Way of Life mission to corporate America.

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

Most of our centers offer access 24 hours a day, seven days a week. Unlike traditional health clubs, our large format centers offer an expansive selection of premium amenities and services, including more than 400 pieces of state-of-the-art cardiovascular and resistance equipment and free-weights. Amenities generally include multiple group fitness studios with free classes, a team of certified personal trainers and programming, educational seminars and fitness assessments, a wide selection of adult and youth programs and activities, athletic events, cycle theaters, rock climbing walls, multiple basketball courts, racquetball and squash courts, Pilates and yoga studios, dry saunas, complimentary towel and locker service, large indoor and outdoor aquatics centers with multiple, two-story waterslides, two large zero-depth entrance recreation pools, a lap pool, two whirlpools, an outdoor bistro, a large child center featuring a computer center, separate infant playroom, and numerous children’s activities, a separate family locker room, LifeSpa, which delivers a full range of hair, nail and skin care services, and therapeutic massage, and LifeCafe, which offers the best in nutritional food and beverage services.

Our team of member-focused employees, each trained through our specifically designed program of classes and/or certifications, is committed to providing an environment that is clean, educational and entertaining, friendly and inviting, and functional and innovative.

We offer a value proposition that encourages membership loyalty.

The broad range of amenities, programs and services we offer exceed that of most other health and fitness center alternatives available to consumers. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $50 to $80 per month for an individual membership and from $130 to $160 per month for a couple or family membership. We also offer a premium membership (Onyx) with dues starting at $90 per month for an individual membership and up to $250 per month for a family membership. Our memberships include the primary member’s children under the age of 12 at a nominal per child monthly cost. We provide the majority of our members with a variety of complimentary services, including group fitness classes, educational seminars and fitness assessments, towel and locker service and a subscription to our award-winning magazine, Experience Life. Our membership plans include initial 14-day money back guarantees and are month-to-month, cancelable by giving up to sixty days advance notice. We believe our value proposition and member focused approach creates loyalty among our members.

We offer a product that is convenient for our members.

Our centers are generally situated in residential areas and are easily accessed and centrally located among the residential, business and shopping districts of the surrounding community. We design, build and operate our centers to accommodate a large and active membership base by generally providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient parking spaces, lockers and equipment to allow our members to exercise with little or no waiting time, even at peak hours and when center membership levels are at targeted capacity. Our child center services are available to the majority of our members for a modest monthly fee per child for up to two hours per day. Most of our centers offer the convenience of spa and cafe services. Most members have access to more than one center in markets where we operate more than one location.

We have an established and profitable economic model.

Our economic model is both based and dependent on attracting a large membership base within the first three years after a new center is opened, as well as retaining those members and maintaining tight expense control. In 2009, this economic model resulted in revenue growth of 9%, with revenue of $837.0 million; EBITDA growth of 9%, with EBITDA of $240.9 million and an EBITDA margin of 28.8%; and net income growth of 1%, with net income of $72.4 million.

We believe we have a disciplined and sophisticated site selection and development process.

We believe we have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build or lease new centers, as well as specific sites for potential future centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis to predetermined physical, demographic, psychographic and competitive criteria generated from profiles of each of our existing centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of approval by our management and Finance Committee of the board of directors. By utilizing a wholly owned construction subsidiary, FCA Construction Company, LLC (FCA Construction), that is dedicated solely to building and remodeling our centers, we maintain maximum flexibility over the design process of our centers and control over the cost and timing of the construction process subject to financing and capital availability.

Our Growth Strategy

Our growth strategy is driven by three primary elements:

Open new centers.

We intend to expand our base of centers, primarily through new center development. In 2009, we opened three large format centers that we designed and constructed. We expect to open three large format centers in 2010, as well as two boutique centers featuring exclusive services, such as Pilates, yoga, personal training and massage. One of these large format centers opened in January 2010 and the remaining two large format centers are currently under construction. One of the boutique centers opened in February 2010. A rollforward of our recent center openings is as follows:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

Total centers, beginning of year	81	70	60	46	39
New centers constructed	3	10	8	7	6
New centers — remodel of existing space	—	1	—	1	—
Acquired centers	—	—	2	7	1
Closed centers	—	—	—	(1)	—

Total centers, end of year	84	81	70	60	46

In December of 2006, the lease expired on our 27,000 square foot center in Brooklyn Park, Minnesota, which opened in 1992. After opening that center, we had since opened five other locations in the vicinity that continue to serve the membership from that former location.

Increase membership and optimize membership dues.

Of our 84 open centers at December 31, 2009, 60 had reached maturity, which we define as the 37th month of operations. Our goal is for a mature center to operate with at least 90% of targeted membership capacity by the end of its third year of operations. Due to recent economic conditions, our mature centers, in the aggregate, are currently below our 90% target.

We have 24 centers that have not yet reached maturity. These 24 centers averaged 64% of targeted membership capacity as of December 31, 2009. We expect the continuing increase in memberships at these centers to contribute significantly to our future growth as these centers move toward our goal of 90% of targeted membership capacity by the end of their third year of operations. Our membership levels for our non-mature centers were as follows:

	As of December 31,
	2009	2008	2007	2006	2005

Non-mature centers	24	36	32	28	17
Non-mature centers percentage of targeted capacity	64.0%	62.6%	66.4%	65.3%	66.4%

In addition to increasing membership levels, we focus on optimizing our membership dues by improving the mix of our memberships. Our membership dues mix can be improved by increasing the number of members covered under a membership (for instance, an individual to a couple membership, or a couple to a family membership). In addition, a member can upgrade a membership to a higher tier (for example, from Gold to Platinum).

In order to achieve and maintain our membership goals, we focus on demographics, center usage and membership trends, and employ marketing programs to effectively communicate our value proposition to existing and prospective members. We also offer a membership option, referred to as a Flex membership, for members who do not access the center, but still maintain certain member benefits.

Increase in-center products and services revenue.

From 2005 to 2009, revenue from the sale of in-center products and services grew at a compound annual growth rate of 19.0% from $97.7 million to $232.8 million and we increased in-center revenue per membership from $300 to $400, with a high of $414 in 2008. We believe revenue from the sale of our in-center products and services will continue to grow. Our centers offer a variety of in-center programs, products and services, including individual and group sessions with certified professional personal trainers, LifeSpa services, member activities programs, wellness programs, Pilates and yoga, tennis programs and the food and beverage from our LifeCafes. We expect to continue driving in-center revenue both by increasing sales of our current in-center products and services and introducing new products and services to our members.

Our Industry

We participate in the large and growing U.S. health and wellness industry, which we define to include health clubs, fitness equipment, athletics, physical therapy, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association (“IHRSA”), the estimated market size of the U.S. health club industry, which is a relatively small part of the health and wellness industry, was approximately $19.1 billion in revenue for 2008 and 45.5 million memberships with approximately 30,000 clubs as of January 2009. Based on IHRSA membership data, the number of health club memberships in the U.S. increased 10% from 41.3 million in 2004 to 45.5 million in 2008. Over this same period, total U.S. health club industry revenues increased 29% from $14.8 billion to $19.1 billion.

Our Philosophy — A “Healthy Way of Life” Company

We help our members achieve a healthy and active way of life by delivering high-quality, high-value programs, products and services in the areas of exercise, education and nutrition both at and outside of our centers. We aim to connect and engage our members in their unique areas of interest and in accordance with their specific goals and objectives to help them achieve success. Furthermore, we promote continuous education on the benefits of a regular, balanced exercise and nutrition program as a key part of a member’s experience by offering our award-winning Experience Life magazine, along with free seminars on health and nutrition. Moreover, our centers offer interactive training and learning opportunities, such as personal training, group fitness and nutrition coach sessions, and member activities classes and programs. We believe that by helping our members experience the rewards of challenging and investing in themselves, and achieving their health and fitness goals and objectives, they will associate our company with healthy and active living.

We recognize that our fundamental objective of helping people lead and achieve a healthy way of life depends not only on helping individuals make good choices about nutrition and physical activity, but also on doing our part to promote healthy communities and a healthy planet. At the most basic level, we understand that the health of individuals, communities and businesses all depend on clean water and air, healthy soil and a stable climate. For this reason, we are committed to conducting our business in a way that respects these connections. Our efforts include a variety of evolving corporate responsibility and sustainability initiatives that we believe enhance our ability to support a healthy way of life.

Our Sports and Athletic, Professional Fitness, Family Recreation and Spa Centers

Size and Location

Our centers have evolved since inception and will continue to evolve. All centers are centrally located in areas that offer convenient access from residential, business and shopping districts of the surrounding community, and generally provide free and ample parking.

Of our 84 centers as of December 31, 2009, 75 are of our large format design and 51 of those conform to our current model center design. Our distinctive format is designed to provide efficient and inviting spaces that are conducive to the wide range of healthy way of life programming we deliver and accommodate our targeted capacity, which is individually established for each center. Our current model centers and other large format centers generally target 8,500 to 11,500 and 5,500 to 10,500 memberships, respectively. This targeted capacity is designed to maximize the member experience based upon our historical understanding of membership usage, facility layout, the number of individual, couple and family memberships and pricing.

Generally, the main differences between our large format centers and those that are not of the current model design are the inclusion (or absence) of an outdoor aquatics park, larger indoor aquatics area, larger gymnasium, up to three additional studios and enhanced LifeSpa and LifeCafe spaces. We believe that all of our large format centers serve as all-in-one sports and athletic, professional fitness, family recreation and spa resorts.

	As of December 31,
	2009	2008	2007	2006	2005

Large format centers — current model
Number of centers	51	48	38	30	23
Average square feet	113,000	113,000	110,000	110,000	109,000
Large format centers — other
Number of centers	24	24	23	21	14
Average square feet	95,000	95,000	95,000	100,000	83,000

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

Basketball/Volleyball Courts
Cardiovascular, Resistance and
Free Weight Equipment
Cycle Theaters
Group Fitness Studios
Lap Pool
Racquetball/Squash Courts
Child Center
Rock Climbing Cavern
Saunas
Two-story Waterslides
Whirlpool Spas
Zero-depth Entry Swimming Pools
LifeStudio
LifeCafe
LifeSpa
Pool-side Bistro
Men’s, Women’s and Family
Locker Rooms	24-Hour Availability
Fitness Assessments
Educational Seminars
Experience Life Magazine
Towel Service
Locker Service
Massage Therapy
Nutritional Products
Personal Training
T.E.A.M. Programs
Cardiovascular and Resistance Training
Metabolic Testing
Nutrition Coaching
Endurance Coaching
Member Advantage
Corporate Wellness Products
and Services
myLT.com	Aquatics
Athletic Leagues
Birthday Parties
Eastern/Martial Arts
Kids’ Club
Pilates
Group Fitness Classes
Scuba Lessons
Studio Cycling
Sports Training Camps
Summer Camps
Swimming Lessons
Yoga
Educational Camps
Dance Classes
Athletic Events
Run Club, Cycle-Club and other
interest driven clubs
Social Events

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

Personalized Services for Individuals and Small Groups.  On average, we employ 25 personal trainers in a current model center. Our personal trainers are skilled in assessing and formulating safe and effective individual and group exercise programs. Our personal training program goal has been and will continue to be to improve the health and wellness of our members and be considered a leader in the industry. To this end, our personal trainers are required to be certified by one of the nationally accredited certification bodies within six months of employment and take a rigorous one-week internal certification program before providing member service.

We offer many different programs featuring our certified professional personal trainers including:

•	One-On-One sessions — an individual member meets directly with a personal trainer designed to help members achieve their healthy way of life goals, including losing weight, gaining weight/muscle mass, or specific event training.

•	Small Group sessions — designed for a group of 2 to 4 members who meet directly with a single personal trainer designed to help members achieve their goals with others.

•	T.E.A.M. Training Education Accountability Motivation® programs — We have developed a number of large group (typically 8 to 12 members) programs under our proprietary T.E.A.M. platform. Our T.E.A.M. Weight Loss program focuses on exercise, education and nutrition and provides the resources as well as support needed for long-term weight loss success. The T.E.A.M. Fitness program combines cardio exercise with strength training. Our endurance program focuses on training in the right heart rate zones, for the right duration of time and at the right frequency to burn fat more efficiently while improving overall health and wellness. Our T.E.A.M. Boot Camp challenges our members to test their limits in strength, agility and stamina.

•	Assessments — We offer various assessments for a detailed view of total health. Whether the member is an athlete or simply seeking better health, our assessments help achieve health goals more efficiently and confidently by providing precise scientific data on the member’s current health and fitness.

Fitness Programs and Classes.  Our centers offer fitness programs, including group fitness classes and health and wellness training seminars on subjects ranging from metabolism to personal nutrition. Each current model center has at least two group fitness studios and makes use of the indoor and outdoor pool areas for classes. These centers also offer yoga and Pilates as well as a studio dedicated to studio cycling. On average, we offer 85 group fitness classes per week at each current model center, including, for example, studio cycling, step workout, dance classes, circuit training and fitness yoga classes. These classes generally are free of charge to our members. The volume and variety of activities at each center allow each member to enjoy the center, whether participating in personalized activities or with other family members in group activities.

Other Center Services.  Our large format centers feature a LifeCafe, which offers fresh and healthy pre-prepared and made-to-order sandwiches, snacks and shakes to our members. Our LifeCafe offers members the choice of dining indoors, ordering their meals and snacks to go or, in each of our current model centers and certain of our other large format centers, dining outdoors at the poolside bistro. Our LifeCafes also carry our own line of nutritional products, third-party nutritional products, sports accessories and personal care products.

Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-service spa located inside the centers. Our LifeSpas offer hair, body, skin care and massage therapy services, customized to each client’s individual needs. The LifeSpas are located in separate, self-contained areas that provide a relaxing and rejuvenating environment.

Almost all of our centers offer on-site child centers for children ages three months to 11 years as part of a low monthly fee per child. Child center services are available for up to two hours per child per day while members use our centers. The children’s area features a computer center, separate infant playroom, and numerous children’s activities. We hire experienced personnel that are dedicated to working in the child centers to ensure that children have an enjoyable and safe experience.

All of our large format centers offer a variety of programs for children, including swimming lessons, activity programs, martial arts classes, sports programs and craft programs. We also offer several children’s camps during the summer and holidays. For adults, we offer racquetball, squash and tennis (where available) in addition to various sports leagues.

Memberships

We define a membership as one individual, couple or family. For example, a family of three people would be considered one membership. As of December 31, 2009, we had 578,937 memberships and 1,155,855 members, an average of 2.0 members per membership. Our current model centers average approximately 2.4 members per membership, as a result of a higher family concentration for those centers.

We offer a convenient month-to-month membership with no long-term contracts. Our members pay a low, one-time joining fee, which includes an enrollment fee and an administrative fee and receive an initial 14-day money back guarantee.

Primary Membership Plans.  We have four primary membership plans, which are Bronze, Gold, Platinum and Onyx. Depending on the center classification, a member is required to have a minimum membership level. For instance, our center in Eagan, Minnesota is designated as a Gold center, requiring all members to have the Gold, Platinum or Onyx plan. Our center in Florham Park, New Jersey is designated as an Onyx center; therefore all members are required to have the Onyx plan. Decisions of center designation are made on a center-by-center basis and are dependent on the market presence, demographic nature, population density and initial investment in the center.

All memberships, regardless of plan level, typically include the following: 24-hour access, locker and towel service, complimentary group fitness classes (such as core, cycle and yoga), and various educational programs. Members may also take advantage of equipment orientations and participate in a complimentary fitness assessment which consists of fitness testing, review of exercise history, body fat measurement and goal setting.

Then, depending on plan level, a member would receive enhanced benefits as they upgrade their membership plan. These include access to a greater number of centers nationwide, more guest privileges, more Member Advantage (a program designed to give our members discounts at select local and national partner businesses) opportunities, higher-end amenities and additional complimentary programs and services.

The following table compares our different membership types, as of December 31, 2009:

	Bronze	Gold	Platinum	Onyx

	A great experience at our most affordable rate	Many center choices nationwide	Nationwide center access, premium partner benefits and tennis	The ultimate in access, amenities and benefits
Number of centers designated	11	47	16	10
Joining fee	$75-150	$75-150	$75-150	$75-150
Individual dues	$50	$60-70	$70-80	$90-120
Family dues	$130	$140-150	$150-160	$200-250
Center access	All bronze centers	All Bronze and Gold centers (58)	All Bronze, Gold and Platinum centers (74)	All Life Time Fitness locations nationwide, including Life Time Athletic centers (84)
In-center amenities	Complimentary towel and locker service and free group fitness classes	All Bronze benefits plus: complimentary climbing wall, racquetball and squash court access	All Gold benefits, plus: access to Platinum-level tennis clubs, fee-based tennis court access	All Platinum benefits
Member Advantage	10+ local and national partners	500+ local and national partners	575+ local and national partners	575+ local and national partners

Other Membership Plans.  We have three other membership plans that are aimed to attract niche memberships. They include the following:

•	Junior Membership: Children under the age of 12 qualify for a junior membership, with dues of $6 to $8 per month, depending on the center. The junior membership provides access to the child care center, pools and gyms at designated times. We do not count junior memberships as reported memberships since they are already part of the family membership.

•	Under 26 Membership: In 2008, we created a 26-and-under membership which provides individuals in this age group with monthly membership dues that are $10 to $20 less than the standard rate. This membership type is intended to increase the number of members we serve in this demographic in selected locations.

•	Express Membership: From time to time, we offer a limited service, center-only membership. Memberships in this plan generally pay $10 less per month than the standard rate.

Other Subscription Plans.  We have a subscription plan (Flex membership) for members who choose to “freeze” rather than terminate their membership with us. Memberships in this plan pay $10 per month, whether they are an individual, couple or a family. Benefits include access to our exclusive member Web site, myLT.com, Member Advantage discounts, subscription to Experience Life magazine and the ability to resume their membership without paying an enrollment or administrative fee. We do not count these frozen memberships in our membership count since they do not have access to our centers. We do not count these frozen memberships as terminations in our attrition calculation since they remain connected and continue to receive other benefits associated with a Life Time Fitness membership. We experienced significant growth in this membership type in 2009, which we believe was due to the economic challenges our members faced and, yet, reflects our members’ desire to maintain a direct relationship with our company. As of December 31, 2009 and 2008, we had 50,001 and 20,890 Flex memberships, respectively.

Usage

Our centers are generally open 24 hours a day, seven days a week. We typically experience the highest level of member activity at a center during the 5:00 a.m. to 11:00 a.m. and 4:00 p.m. to 8:00 p.m. time periods on weekdays and during the 8:00 a.m. to 5:00 p.m. time period on weekends. Our centers are staffed accordingly during peak and non-peak hours to provide each member with a positive experience. We have introduced a number of initiatives focused on getting our members more involved and connected with the goal of higher membership usage and increased member satisfaction. The following table reports our usage statistics:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

Total number of visits (in millions)	57.7	50.4	42.1	33.8	26.8
Average number of visits per month, per center	57,792	56,300	54,647	54,376	53,175
Average visits per year, per membership	98	94	88	84	80

New Center Site Selection and Construction

Site Selection.  Our management devotes significant time and resources to analyzing each prospective site (both undeveloped land and existing facilities available for lease) on the basis of predetermined physical, demographic, psychographic and competitive criteria in order to achieve maximum return on our investment. We focus mainly on markets that will allow us to operate multiple centers that create certain efficiencies in marketing and branding activities; however, we select each site based on whether that site can support an individual center on a stand-alone basis.

After we identify a potential site, we develop a business plan for a center on that site. This requires approvals from all functional areas of executive management and the finance committee of our board of directors. We believe that our structured process provides discipline and reduces the potential for developing a site that the market cannot support.

Design and Construction.  We have a wholly owned subsidiary, FCA Construction, which provides us with experienced in-house architecture and construction teams and is comprised of approximately 60 employees. This subsidiary is dedicated solely to overseeing the design and construction of each new center and the remodeling of existing centers.

Our centers are designed by our architecture division, which has developed a prototypical set of design and construction plans and specifications that can be easily adapted to each new site. Our architecture division also assists our construction division in obtaining bids and permits in connection with constructing each new center.

Our construction division includes the project management of each new site and remodel, as well as all other back office responsibilities, such as purchasing, project accounting and sub-contractor selection. Dedicated internal personnel work on expediting the permitting processes and project scheduling. Our bid phase specialists obtain referrals for local subcontractors, monitor project costs, coordinate compliance with safety requirements, and prepare site documentation. Our project management group oversees the construction of each new center and works with our architects to review bids and monitor quality. Our construction procurement group bids each component of our projects to ensure cost-effective pricing. By using the same materials at each center, we not only maintain a consistent ‘look and feel,’ but also are generally able to purchase materials in sufficient quantities to receive favorable pricing. Each center has an on-site construction superintendant responsible for coordinating the project build-out.

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

In October 2008, we announced the decision to reduce the number of planned new center openings in 2009 and 2010. This business decision was made as a result of economic factors and, most notably, the challenging capital markets upon which we rely to fund the construction of new centers. In connection with this decision, in late 2008 and early 2009, we realigned our staffing levels and cost structure with the revised growth plan. As a result of these actions, we believe we are in a position to fund our planned new center development for the foreseeable future via existing financing and cash flow, and that we have a cost structure that aligns with our revised growth plans. We will continue to evaluate our staffing levels and cost structure in the future.

Marketing and Sales

Overview of Marketing.  Our centralized marketing agency is responsible for generating membership leads for our sales force, supporting our corporate businesses and promoting our brand. Our marketing agency consists of four fully integrated divisions which are new member acquisition and retention, planning and analysis, creative development and production, and Web development. By centralizing our marketing effort, we bring our marketing experience and strategy to each new market we enter in a coordinated manner. We also market to corporations and, in some situations, we offer discounted enrollment fees for persons associated with these corporations. Membership enrollment activity is tracked to gauge the effectiveness of each marketing medium, which can be adjusted as necessary from a center’s pre-opening phase to maturity and beyond.

Overview of Sales.  We have a trained and certified, commissioned sales staff in each center that is responsible for membership acquisition and member retention through the conversion of company generated leads and for self generated leads through many various prospecting channels. During the pre-opening and grand opening phases described below, we have up to 12 member advisors on staff at a center. As the center matures, we reduce the number of member advisors on staff to between six and eight. Our sales staff also uses our customer relationship management system to gather fitness and related interests of our members and prospects and to effectively manage these relationships to promote maximum results.

Pre-Opening Phase.  We generally begin selling memberships up to five months prior to a center’s scheduled opening. New members are attracted during this period primarily through a portfolio of broad-reach and targeted consumer and business-to-business media as well as referral promotions. To further attract new members during this period, we occasionally offer lower pre-opening enrollment fees.

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

Member Retention Phase.  After a new member has joined Life Time Fitness, we initiate a member engagement process where the goal is to help the member achieve their personal goals in addition to our achieving member loyalty and connectivity to our centers. We have developed several connectivity programs, including, but not limited to, access to our dedicated member Web site, myLT.com, our periodic offerings of various physical and social venues entitled myEvents and access to Member Advantage, a program designed to provide our members with discounts at select local and national partner businesses.

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

Centers.  As of February 26, 2010, we operated 86 centers in 19 states and 24 major markets under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.

Education.  Core to our member commitment is the delivery of educational information that supports healthy and active lifestyles. We uphold this by offering Healthy Way of Life stories, news, products, tips and recipes on our Web sites, including lifetimefitness.com, experiencelifemag.com, myLT.com, and lifetimeendurance.com. We also offer educational classes at our centers and distribute our award-winning Experience Life magazine to most of our members. Experience Life includes an average of 95 full-color pages of health tips and insights, articles featuring quality-of-life topics and advertisements, and has a current circulation of approximately 630,000 copies to our members, non-member subscribers, households in new market areas and selected major bookstores nationwide. Experience Life averages 34 pages of advertising per issue and is expected to be published 10 times in 2010. Since 2002, Experience Life has earned several Minnesota Magazine Publications Association awards, including the top prize for Overall Excellence three times.

Athletic Events.  Our premier event is our annual Life Time Fitness Triathlon, held in Minneapolis, Minnesota, which attracted participants from 42 states and 5 countries in 2009, as well as national sponsors. The Life Time Fitness Triathlon offers a professional division with one of the sport’s largest prize purses. The event draws significant local, national and international media coverage. We manage the Life Time Fitness Triathlon Series, consisting of the Life Time Fitness Triathlon, Nautica New York City Triathlon, Accenture Chicago Triathlon, Kaiser Permanente Los Angeles Triathlon, and the Life Time Fitness-produced Toyota U.S. Open Triathlon in Dallas. In 2010, the Philadelphia Insurance Triathlon will be a part of the Series. This Series, which also is open to all amateur athletes, provides invited professional triathletes with the opportunity to compete in each race for a chance to win a portion of the Series’ total available prize purse. In addition to the Life Time Fitness Triathlon and Life Time Fitness Triathlon Series, we produce several shorter fun run/walks during the year, such as the 5K Reindeer Run in many of the cities where we operate centers, the Torchlight 5K Run and Turkey Day 5K in Minneapolis, and the Run Wild 5K Fun Run & Walk in Phoenix, Arizona, as well as indoor triathlons in many of our centers.

Nutritional Products.  We offer a line of nutritional products, including Men’s and Women’s Performance Multivitamins, Omega-3 Fish Oil, Joint Maintenance Formulation, LeanSource Soft Gels, Whey Protein isolate, and Fast- Fuel Complete, our new meal replacement, that we believe deliver the highest possible quality, value and the performance when it comes to helping our members achieve their health and fitness goals. Our products use high quality ingredients and are available in our LifeCafes and through our Web site, lifetimefitness.com. Our current nutritional product line focuses on four areas, which are daily health, weight management, energy and athletic performance. Our weight management products work safely and effectively to help manage weight. Our formulations are created and extensively tested by a team of external scientific experts. We use experienced and professional third parties to manufacture our nutritional products.

Our Employees

Most of our current model centers are staffed with an average of 225 full-time and part-time employees. Approximately 11 center employees are in management positions, typically including a general manager, operations department head and sales department head to ensure a well-managed facility and motivated work force. All employees are provided dedicated training and/or certification to support the member experience we expect. Additionally, our personal trainers, massage therapists, physical therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications.

All center employees are required to participate in a training program that is specifically designed to promote a friendly and inviting environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is required before they are permitted to advance to other positions within our company.

As of December 31, 2009, we had approximately 17,400 employees, including approximately 11,600 part-time employees and approximately 500 employees at our Corporate office. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. In general, we believe relations with our employees are good.

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

Competition

Due to the innovative nature of our comprehensive centers, programming, product and service offering, we believe that we are well positioned in the health club industry. However, this industry is highly competitive and our competition may have greater name recognition than we have or greater economies of scale. We consider the following groups to be the primary industry participants in the health and fitness industry:

•	health club operators, including 24 Hour Fitness Worldwide, Inc., Bally Total Fitness Holding Corporation, Equinox Holdings, Inc., LA Fitness International, LLC and Town Sports International, Inc.;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafes and businesses offering similar ancillary services;

•	exercise and small fitness clubs and studios, including Anytime Fitness, Curves International and Snap Fitness;

•	racquet, tennis and other athletic clubs;

•	amenity and condominium clubs;

•	country clubs;

•	online personal training and fitness coaching; and

•	the home-use fitness equipment industry.

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

Trademarks and Trade Names

We own several trademarks and service marks registered with the U.S. Patent and Trademark Office (“USPTO”), including “LIFE TIME FITNESS®,” “EXPERIENCE LIFE®” and “LIFE TIME FITNESS TRIATHLON SERIES®” and T.E.A.M. TRAINING EDUCATION ACCOUNTABILITY MOTIVATION®. We have also registered our logo and our LIFE TIME FITNESS Triathlon logo. We also registered the “LIFE TIME FITNESS” mark in certain foreign countries.

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

The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not materially decline, especially at those centers that have been in operation for an extended period of time. All of our members can cancel their membership at any time upon providing advance notice. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain our membership levels and sales from in-center services. There are numerous factors that could lead to a decline in membership levels or sales of in-center services in mature centers or that could prevent us from increasing membership and in-center service revenue at newer centers where membership is generally not yet at a targeted capacity, including changing desires and behaviors of consumers, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in the areas where our centers are located and a decline in the public’s interest in health and fitness as well as social fears such as terror or health threats which could reduce the desire to be in a concentrated public venue. In order to increase membership levels, we may from time to time offer lower membership rates and enrollment fees. Any decrease in our average dues, reduction in enrollment fees or higher membership acquisition costs may adversely impact our operating margins.

Our debt levels may limit our ability to access additional funds under our existing credit facilities and limit our flexibility in obtaining additional financing to pursue our growth strategy and other business opportunities.

As of December 31, 2009, we had total consolidated indebtedness of $660.3 million, of which $271.1 million was floating rate debt, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property and mortgage notes that are secured by certain of our centers and obligations under capital leases.

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

In addition to the amount of indebtedness outstanding as of December 31, 2009, we had access to an additional $101.0 million under our credit facilities. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.

If we fail to comply with any of the covenants in our financing documents, we may not be able to access our existing credit facilities, we may be required to pay increased interest and our obligations to repay our indebtedness may be accelerated.

We have entered into several financing transactions to finance the development of our centers. Certain of the loan documents contain financial and other covenants applicable to us, and certain of these loan documents contain cross-default provisions. For example, we have 13 centers financed by Teachers Insurance and Annuity Association of America (“TIAA”) that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 13 centers if there is an event of default related to one or more of these centers. In addition, any default or acceleration of payments under any loan facility of more than $1 million and any default that results in termination of acceleration of payments under any lease transaction involving annual payments in excess of $1 million, constitutes an event of default under our revolving credit facility. If we fail to comply with any of the covenants, it may cause a default under one or more of our loan documents, which could limit our ability to obtain additional financing under our existing credit facilities, require us to pay higher levels of interest or accelerate our obligations to repay our indebtedness. See footnote 5, “Subsequent Event” to our consolidated financial statements for a description of a partial prepayment on this obligation.

Because of the capital-intensive nature of our business, we rely on our revolving credit facilities and may have to incur additional indebtedness or issue new equity securities. If we are not able to access our credit facilities, obtain additional capital or refinance existing debt, our ability to operate or expand our business may be impaired and our operating results could be adversely affected.

Our business requires significant levels of capital to finance the development of additional sites for new centers, the construction of our centers and repayment of indebtedness at maturity. If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot access existing credit facilities, raise funds on acceptable terms, or utilize cash flow from operations, we may not be able to execute on current growth plans, complete projects we have commenced, take advantage of future opportunities or respond to competitive pressures. Any inability to access existing credit facilities, raise additional capital when required or repay scheduled indebtedness at maturity could have an adverse effect on our business plans and operating results.

Our continued growth could place strains on our management, employees, information systems and internal controls which may adversely impact our business.

Over the past several years, we have experienced significant growth in our business activities and operations, including an increase in the number of our centers. Our past expansion has placed, and any accelerated future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations functions. These processes are time-consuming and expensive, will increase management responsibilities and will divert management attention. In addition, if we seek to grow our business through acquisition, we will face risks related to identifying appropriate targets, conducting effective due diligence and integrating the acquired businesses in order for any acquisitions to be accretive to earnings over the long term.

If we fail to properly maintain the integrity of our data or to strategically implement new or upgrade or consolidate existing information systems, our reputation and business could be materially adversely affected.

As we grow our business, we increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including but not limited to personal financial information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Such federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses. Compliance with such privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases. Noncompliance with any privacy laws, any financial industry group requirements or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, reputation and results of operations, including: material fines and penalties; increased financial processing fees; compensatory, special, punitive, and statutory damages; consent orders regarding our privacy and security practices; adverse actions against our licenses to do business; and injunctive relief.

The health club industry is highly competitive and our competitors may have greater name recognition than we have.

We compete with other health and fitness centers, physical fitness and recreational facilities established by local non-profit organizations, governments, hospitals, and businesses, local salons, cafes and businesses offering similar ancillary services, and to a lesser extent, amenity and condominium clubs and similar non-profit organizations, exercise studios, racquet, tennis and other athletic clubs, country clubs, online personal training and fitness coaching and the home fitness equipment industry. We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. Competitors, which may have greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost than us and may be able to collect membership fees without paying taxes, thereby allowing them to lower their prices. Furthermore, due to the increased number of low cost health club and fitness center alternatives, we may face increased competition during periods when discretionary spending declines or unemployment remains high. This competition may limit our ability to increase membership fees, retain members, attract new members and retain qualified personnel.

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

We currently operate centers in 19 states. We plan to open three new large format centers in 2010, two of which are in existing markets. With respect to existing markets, it has been our experience that opening new centers in existing markets may attract some memberships away from other centers already operated by us in those markets and diminish their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.

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

To successfully expand our business, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face significant competition for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we are unable to identify and acquire sites for new centers, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new center. Due to the current credit environment, we have chosen to slow down our new center expansion plans. Accordingly, we expect our revenue growth rate to decelerate near-term.

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

Various federal and state laws and regulations govern our operations, including:

•	general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe certain forms and provisions of membership contracts and that govern the advertising, sale and collection of our memberships;

•	state and local health regulations;

•	federal regulation of health and nutritional products; and,

•	regulation of service providers.

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

Our growth and development to date have been largely dependent upon the services of Bahram Akradi, our Chairman of the Board of Directors, President, Chief Executive Officer and founder. If Mr. Akradi ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws, we will be in default under the loan documents for our 13 centers financed with TIAA. In addition, if Mr. Akradi fails to retain at least 1.8 million unencumbered shares of our common stock, we will be in default under the loan documents. As a result, Mr. Akradi may be able to exert disproportionate control over us because of the significant consequence of his departure. We do not have any employment or non-competition agreement with Mr. Akradi. See footnote 5, “Subsequent Event” to our consolidated financial statements for a description of a partial prepayment on our TIAA obligation that reduced the unencumbered shares of our common stock that Mr. Akradi must retain.

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

Our corporate headquarters, located in Chanhassen, Minnesota next to our Chanhassen large format center, is a 105,000 square foot, free-standing, three-story building that we own.

As of February 26, 2010, we operated 86 centers in 19 states, of which we leased 27 sites, were parties to long-term ground leases for six sites, owned 52 sites and were a member to a joint-venture that owned one site. We expect to open three large format centers, as well as two boutique centers featuring services such as Pilates, yoga, personal training and massage, in 2010 on sites we own or lease in various markets. One of the large format centers opened in January and the remaining two are currently under construction. One of the boutique centers opened in February. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2010 (St. Paul, Minnesota) through 2049. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below contains information about our open centers:

		Center	Square	Date
	Location	Format	Feet(1)	Opened(2)

86	Scottsdale (Pima Crossing), AZ	Other	20,620	Feb-10
85	Beachwood (Cleveland), OH	Large/Current	112,110	Jan-10
84	Collierville, TN	Large/Current	112,110	Jun-09
83	Lake Houston (Houston), TX	Large/Current	112,110	Feb-09
82	Berkeley Heights, NJ	Large/Current	112,110	Feb-09
81	Westminster, CO	Large/Current	112,110	Nov-08
80	Florham Park, NJ	Large/Current	109,995	Nov-08
79	Loudoun County, VA	Large/Current	112,110	Oct-08
78	Mansfield (Dallas), TX	Large/Current	129,155	Oct-08
77	Vernon Hills, IL	Large/Current	140,495	Sep-08
76	Houston City Centre, TX	Large/Current	140,495	Sep-08
75	Rockville, MD	Large	66,700	Sep-08
74	Mountain Brook, GA	Large/Current	112,110	Jun-08
73	West County, MO	Large/Current	112,110	Jun-08
72	Johns Creek, GA	Large/Current	112,110	May-08
71	Parker, CO	Large/Current	129,155	Jan-08
70	NW San Antonio, TX	Large/Current	112,110	Dec-07
69	Sugarloaf, GA	Large/Current	112,110	Nov-07
68	South Austin, TX	Large/Current	109,045	Oct-07
67	Premier Place (Dallas), TX	Large	62,000	Sep-07
66	White Bear Lake, MN	Large	58,782	Sep-07
65	Deerfield Township (Cincinnati), OH	Large/Current	127,040	Jul-07
64	Omaha, NE	Large/Current	115,030	Jun-07
63	Lakeville, MN	Large/Current	115,030	Jun-07
62	Cary, NC	Large/Current	109,995	May-07
61	Dublin (Columbus), OH	Large/Current	109,045	Apr-07
60	Scottsdale, AZ	Large/Current	109,775	Dec-06
59	Alpharetta, GA	Large/Current	109,720	Dec-06
58	Goodyear — Palm Valley, AZ	Large/Current	109,775	Oct-06
57	Overland Park, KS	Large/Current	110,080	Oct-06
56	South Valley, UT	Large/Current	108,925	Aug-06
55	Boca Raton, FL	Large	73,688	Jul-06
54	Bloomington South, MN	Large	95,314	Jul-06
53	Eden Prairie, MN	Large	89,011	Jul-06
52	St. Louis Park, MN	Large	189,496	Jul-06
51	Crosstown (Eden Prairie), MN	Large	145,896	Jul-06
50	Minneapolis — Target Center, MN	Large	170,925	Jul-06
49	Fridley, MN	Large	162,048	Jul-06
48	Allen-McKinney (Dallas), TX	Large/Current	125,475	May-06
47	Columbia, MD	Large/Current	110,563	Feb-06
46	Minnetonka, MN	Other	41,000	Jan-06
45	Maple Grove, MN	Large	72,500	Dec-05
44	San Antonio, TX	Large/Current	110,563	Dec-05
43	Romeoville, IL	Large/Current	110,563	Sep-05

		Center	Square	Date
	Location	Format	Feet(1)	Opened(2)

42	Austin, TX	Large/Current	110,563	Sep-05
41	Chanhassen, MN	Large/Current	110,563	Jul-05
40	Cinco Ranch (Houston), TX	Large/Current	108,890	Jun-05
39	Commerce Township, MI	Large/Current	108,890	Mar-05
38	Colleyville (Dallas), TX	Large/Current	108,890	Nov-04
37	Dallas, TX	Large	68,982	Nov-04
36	Flower Mound (Dallas), TX	Large/Current	108,890	Oct-04
35	Sugar Land (Houston), TX	Large/Current	108,890	Oct-04
34	Garland (Dallas), TX	Large/Current	108,890	Jul-04
33	Champions (Houston), TX	Large/Current	108,890	Jun-04
32	Plano (Dallas), TX	Large/Current	108,890	Nov-03
31	New Hope, MN	Other	44,156	Oct-03
30	Gilbert, AZ	Large/Current	108,890	Oct-03
29	Tempe, AZ	Large/Current	108,890	Apr-03
28	Rochester Hills, MI	Large/Current	108,890	Nov-02
27	Canton Township, MI	Large/Current	105,010	Sep-02
26	Old Orchard (Skokie), IL	Large/Current	108,890	Aug-02
25	Savage, MN	Large	80,853	Jun-02
24	Burr Ridge, IL	Large/Current	105,562	Feb-02
23	Champlin, MN	Large	61,948	Oct-01
22	Fairfax City, VA	Large	67,467	Oct-01
21	Orland Park, IL	Large/Current	108,890	Aug-01
20	Algonquin, IL	Large/Current	108,890	Apr-01
19	Bloomingdale, IL(3)	Large/Current	108,890	Feb-01
18	Warrenville, IL	Large/Current	114,993	Jan-01
17	Schaumburg, IL	Large/Current	108,890	Oct-00
16	Minneapolis, MN(4)	Other	58,705	Jul-00
15	Shelby, MI	Large	101,680	Mar-00
14	Centreville, VA	Large	90,956	Jan-00
13	Novi, MI	Large	90,956	Oct-99
12	Indianapolis, IN	Large	90,956	Aug-99
11	Columbus, OH	Large	98,047	Jul-99
10	Apple Valley, MN	Other	10,375	Jun-99
9	Troy, MI	Large	93,579	Jan-99
8	St. Paul, MN	Other	85,630	Dec-97
7	Plymouth, MN	Large	109,558	Jun-97
6	Bloomington North, MN	Other	47,307	Nov-96
5	Coon Rapids, MN	Other	90,262	May-96
4	Highland Park (St. Paul), MN(5)	Other	39,578	Nov-95
3	Roseville, MN	Other	14,000	Sep-95
2	Woodbury, MN	Large	73,050	Sep-95
1	Eagan, MN	Large	64,415	Sep-94

(1)	In a few of our centers, we sublease space to third parties who operate our pro shop or climbing wall or to hospitals or chiropractors that use the space to provide physical therapy. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts and outdoor swimming pools. These figures are approximations.

(2)	For acquired centers, date opened is the date we assumed operations of the center.

(3)	This center is a joint venture in which we have a one-third interest.

(4)	We operate a separate 13,842 square foot full-service restaurant in the same building. The square footage figure in the table does not include the restaurant.

(5)	Our Highland Park, Minnesota center is located in a 109,346 square foot office building that we own.

In addition to the centers listed in the table above, we also operated three facilities which we classify as satellite locations. These include an owned 15,640 tennis-only facility in Minnetonka, Minnesota, a leased 42,574 square foot facility in Flower Mound, Texas which operates as an ancillary site to our Flower Mound center, and an owned 21,829 square foot health club/presale center in Colorado Springs, Colorado.

Other Property Data:

	As of December 31,
	2009	2008	2007	2006	2005
	(Number of centers)

Center age
Open 1 to 12 months	3	11	10	15	7
Open 13 to 36 months	21	25	22	13	10
Open 37+ months (mature)	60	45	38	32	29

Total centers	84	81	70	60	46

Center format
Large format — current model	51	48	38	30	23
Large format — other	24	24	23	21	14
Other format	9	9	9	9	9

Total centers	84	81	70	60	46

Center ownership
Own	28	29	28	25	16
Own/ground lease	3	2	1	1	1
Own/mortgaged	23	20	18	12	13
Own/ground lease/mortgaged	3	3	3	3	3
Joint venture	1	1	1	1	1
Leased	26	26	19	18	12

Total centers	84	81	70	60	46

Item 3.	Legal Proceedings.

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

	High	Low

Fiscal Year Ended December 31, 2008:
First Quarter (January 1, 2008 — March 31, 2008)	$50.28	$25.64
Second Quarter (April 1, 2008 — June 30, 2008)	41.04	28.12
Third Quarter (July 1, 2008 — September 30, 2008)	41.50	27.16
Fourth Quarter (October 1, 2008 — December 31, 2008)	34.00	8.03
Fiscal Year Ended December 31, 2009:
First Quarter (January 1, 2009 — March 31, 2009)	$16.73	$7.07
Second Quarter (April 1, 2009 — June 30, 2009)	21.59	12.01
Third Quarter (July 1, 2009 — September 30, 2009)	32.05	16.66
Fourth Quarter (October 1, 2009 — December 31, 2009)	31.38	21.29

Holders

As of February 16, 2010, the number of record holders of our common stock was approximately 334, consisting of 21 record holders with our transfer agent and approximately 313 employees granted restricted stock by the Company.

Performance Graph

The following graph compares the annual change in the cumulative total shareholder return on our common stock from December 31, 2004 through December 31, 2009 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2004 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Life Time Fitness	$100	$147	$187	$192	$50	$96
NYSE Composite Index	100	107	126	134	79	99
Russell 2000 Index	100	103	121	118	77	96

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

Issuer Purchases of Equity Securities in Fourth Quarter 2009

In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan. Since June 2006, through December 2009, we have repurchased 124,612 shares. No shares were repurchased by us in the fourth quarter of 2009.

Equity Compensation Plan Information

Incorporated by reference hereunder is the information under “Equity Compensation Plan Information” in our Proxy Statement.

Item 6.	Selected Financial Data.

You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings per share.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share, center and membership data)

Statement of Operations Data:
Revenue
Center revenue
Membership dues	$564,605	$508,927	$434,138	$339,623	$262,989
Enrollment fees	26,138	26,570	24,741	22,438	20,341
In-center revenue(1)	232,834	218,198	182,215	138,332	97,710

Total center revenue	823,577	753,695	641,094	500,393	381,040
Other revenue	13,424	15,926	14,692	11,504	9,076

Total revenue	837,001	769,621	655,786	511,897	390,116
Operating expenses
Center operations	506,443	454,645	377,235	292,273	216,314
Advertising and marketing	26,299	31,500	24,967	20,770	14,446
General and administrative	42,776	43,749	40,820	37,781	27,375
Other operating	21,852	19,426	16,340	12,998	12,693
Depreciation and amortization	90,770	72,947	59,014	47,560	38,346

Total operating expenses(2)	688,140	622,267	518,376	411,382	309,174
Income from operations	148,861	147,354	137,410	100,515	80,942
Interest expense, net	(30,338)	(29,552)	(25,443)	(17,356)	(14,076)
Equity in earnings of affiliate(3)	1,302	1,243	1,272	919	1,105

Income before income taxes	119,825	119,045	113,239	84,078	67,971
Provision for income taxes	47,441	47,224	45,220	33,513	26,758

Net income	$72,384	$71,821	$68,019	$50,565	$41,213

Basic earnings per common share	$1.84	$1.84	$1.81	$1.40	$1.19
Weighted average number of common shares outstanding — basic	39,297	39,002	37,518	36,118	34,592
Diluted earnings per common share	$1.82	$1.83	$1.78	$1.37	$1.13
Weighted average number of common shares outstanding — diluted(4)	39,870	39,342	38,127	36,779	36,339
Balance Sheet Data (end of period):
Cash and cash equivalents	$6,282	$10,829	$5,354	$6,880	$4,680
Working capital	(67,396)	(107,112)	(100,281)	(100,509)	(66,123)
Total assets	1,631,525	1,647,703	1,386,533	987,676	723,460
Long-term debt, net of current portion	643,630	702,569	555,037	374,327	258,835
Total debt	660,346	712,904	564,605	389,555	273,282
Total shareholders’ equity	737,431	652,901	572,557	392,513	307,844

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share, center and membership data)

Cash Flow Data:
Net cash provided by operating activities	$186,203	$183,066	$142,206	$125,852	$107,952
Net cash used in investing activities	(143,285)	(305,995)	(417,207)	(263,183)	(180,850)
Net cash provided by (used in) financing activities	(47,465)	128,404	273,475	139,531	67,367

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share, center and membership data)

Other Data:
Same center revenue — 13 month(5)	(3.1)%	2.8%	6.1%	7.3%	7.7%
Same center revenue — 37 month(5)	(7.5)%	(2.8)%	0.8%	2.1%	2.2%
Average revenue per membership(6)	$1,414	$1,427	$1,360	$1,270	$1,171
Average in-center revenue per membership(7)	$400	$414	$387	$351	$300
Annual attrition rate(8)	40.6%	42.3%	34.3%	34.6%	34.1%
EBITDA(9)	$240,933	$221,544	$197,696	$148,994	$120,393
EBITDAR(9)	$281,174	$248,919	$217,072	$162,718	$130,593
Capital expenditures(10)	$146,632	$463,337	$415,822	$261,767	$190,355
Free cash flows(11)	$39,571	$(280,271)	$(273,616)	$(135,915)	$(82,403)
Operating Data (end of period)(12):
Centers open	84	81	70	60	46
Memberships	578,937	567,110	499,092	443,660	358,384
Center square footage(13)	8,459,540	8,109,359	6,832,814	5,802,627	4,077,918
Employees	17,400	16,700	15,000	12,350	9,500
Margins:
Center operations	39.5%	40.9%	42.5%	42.9%	44.6%
EBITDA(14)	28.8%	28.8%	30.1%	29.1%	30.9%
EBITDAR(15)	33.6%	32.3%	33.1%	31.8%	33.5%
Operating income	17.8%	19.1%	21.0%	19.6%	20.8%
Net Income	8.6%	9.3%	10.4%	9.9%	10.6%
Stock Information:
Total common shares outstanding	41,410	39,613	39,138	36,817	35,571
Market price per share — high	$32.05	$50.28	$65.09	$53.04	$40.70
Market price per share — close	$24.93	$12.95	$49.68	$48.51	$38.09
Market price per share — low	$7.07	$8.03	$45.89	$37.17	$23.82
Price / earnings ratio at year-end — diluted	13.6	7.1	27.9	35.4	33.7
Market capitalization(16)	$1,032,351	$512,988	$1,944,376	$1,785,993	$1,354,899

(1)	In-center revenue includes revenue generated at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products offered at our LifeCafe, sales of products and services offered at our LifeSpa, tennis and renting space in certain of our centers.

(2)	Total operating expenses in 2008 includes expenses totaling $5.0 million associated with plans to slow the development of new centers. These expenses include severance costs, lower-of-cost-or-market adjustments in connection with assets held for sale and write-offs associated with land development cancelled in the fourth quarter of 2008.

(3)	In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C. (“Bloomingdale LLC”) with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Each member made an initial capital contribution of $2.0 million and owns a one-third interest in Bloomingdale LLC. The center commenced operations in February 2001. The terms of the relationship among the members are governed by an operating agreement. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

(4)	The diluted weighted average number of common shares outstanding is the weighted average number of common shares plus the weighted average conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed weighted average exercise of dilutive stock options using the treasury stock method, and unvested restricted stock awards using the treasury stock method. The shares issuable upon the exercise of stock options and the vesting of all restricted stock awards were dilutive.

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2009	2008	2007	2006	2005
		(In thousands)

Weighted average number of common shares outstanding — basic	39,297	39,002	37,518	36,118	34,592
Effect of dilutive stock options	69	164	476	509	1,739
Effect of dilutive restricted stock awards	504	176	133	152	8

Weighted average number of common shares outstanding — diluted	39,870	39,342	38,127	36,779	36,339

(5)	Membership dues, enrollment fees and in-center revenue for a center are included in comparable center revenue growth — 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in comparable center revenue growth — 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(6)	Average revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(7)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(8)	Annual attrition rate is calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month membership balance for the trailing 12 months.

(9)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR adds rent expense to EBITDA. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA and EBITDAR are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands)

Net income	$72,384	$71,821	$68,019	$50,565	$41,213
Interest expense, net	30,338	29,552	25,443	17,356	14,076
Provision for income taxes	47,441	47,224	45,220	33,513	26,758
Depreciation and amortization	90,770	72,947	59,014	47,560	38,346

EBITDA	$240,933	$221,544	$197,696	$148,994	$120,393

Rent expense	40,241	27,375	19,376	13,724	10,200

EBITDAR	$281,174	$248,919	$217,072	$162,718	$130,593

(10)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

(11)	Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
			(In thousands)

Net cash provided by operating activities	$186,203	$183,066	$142,206	$125,852	$107,952
Less: Purchases of property and equipment	146,632	463,337	415,822	261,767	190,355

Free cash flow	$39,571	$(280,271)	$(273,616)	$(135,915)	$(82,403)

(12)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

(13)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. We exclude outdoor pool, outdoor play areas, indoor/outdoor tennis elements and satellite facility square footage.

(14)	EBITDA margin is the ratio of EBITDA to total revenue.

(15)	EBITDAR margin is the ratio of EBITDAR to total revenue.

(16)	Market capitalization is calculated by multiplying the year-end total common shares outstanding by the year-end stock price.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 16 of this report.

Overview

We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of February 26, 2010, we operated 86 centers primarily in residential locations across 19 states under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.

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

As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our comparable center revenue may be lower in future periods than in the past. Of the three new large format centers we have opened or plan to open in 2010, two will be in existing markets. Of the two boutique centers we have opened or plan to open in 2010, both will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.

As a result of opening new centers, assuming the operations of seven leased facilities in 2006, assuming the operations of one leased facility in 2007 and entering into sale-leaseback transactions for six facilities in 2008, our center operating margins are lower than they have been historically. We expect that the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the occupancy costs for the eight leased centers and the lease costs for facilities which we financed through sale-leaseback transactions, will affect our center operating margins at these centers and on a consolidated basis.

In 2008 and 2009, we experienced increased member attrition and lower revenue per membership as well as higher membership acquisition costs due to the challenging economic environment. If the challenging economic conditions continue, we may face continued lower total revenue and operating profit in affected centers and on a consolidated basis. Certain of our markets may be impacted more severely than others as a result of regional economic factors such as housing, competition or unemployment rates.

Our categories of new centers and existing centers do not include the center owned by Bloomingdale, LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.

We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and comparable center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships, Flex subscription memberships and center attrition rates. During 2008, our annual attrition rate increased from 34.3% to 42.3% driven primarily by the slowing economy and inactive members leaving earlier than in the past. During 2009, our annual attrition rate has decreased from 42.3% to 40.6%.

We have three primary sources of revenue:

•	First, our largest source of revenue is membership dues (67.5% of total revenue for the year ended December 31, 2009) and enrollment fees (3.1% of total revenue for the year ended December 31, 2009) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the estimated average membership life, which we estimate to be 30 months for 2009 and the fourth quarter of 2008, 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods.

•	Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (27.8% of total revenue for the year ended December 31, 2009), including fees for personal training, registered dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•	Third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.6% of total revenue for the year ended December 31, 2009), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives and tax provisions. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results. We have identified below the following accounting policies that we consider to be critical.

Revenue recognition.  We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 30 months, which is based on historical membership experience. We review the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, competition, economic conditions and our performance may cause attrition levels to change, which could impact the estimated average membership life. During 2008, there was a substantial shift in our attrition activity, primarily as a result of macroeconomic pressures and a challenging consumer environment. During the second quarter of 2008, we changed our estimated average membership life from 36 months to 33 months. The pressure continued throughout the second half of 2008; therefore, we reduced the estimated average membership life to 30 months at the beginning of the fourth quarter. The estimated average membership life remained 30 months during 2009. Our attrition rate in 2009 improved slightly from a high of 42.7% at the end of first quarter to 40.6% at year-end. If the estimated average membership life had been 33 months or 27 months for the entire year ended December 31, 2009, the impact would have been less than $0.1 million to net income. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the average membership life. The amount of direct expenses in excess of enrollment fees totaled $8.4 million and $6.0 million for the years ended December 31, 2009 and 2008 respectively. Monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.

We provide services at each of our centers, including personal training, spa, cafe and other member services. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed. Other revenue, which includes revenue generated primarily from our media, athletic events and restaurant, is recognized when realized and earned. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. Restaurant revenue is recognized at the point of sale to the customer.

Results of Operations

The following table sets forth our consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended
	December 31,
	2009	2008	2007

REVENUE:
Membership dues	67.5%	66.1%	66.2%
Enrollment fees	3.1	3.4	3.8
In-center revenue	27.8	28.4	27.8

Total center revenue	98.4	97.9	97.8
Other revenue	1.6	2.1	2.2

Total revenue	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	60.5	59.1	57.5
Advertising and marketing	3.2	4.1	3.8
General and administrative	5.1	5.7	6.2
Other operating	2.6	2.5	2.5
Depreciation and amortization	10.8	9.5	9.0

Total operating expenses	82.2	80.9	79.0
Income from operations	17.8	19.1	21.0

	For the Year Ended
	December 31,
	2009	2008	2007

OTHER INCOME (EXPENSE):
Interest expense, net	(3.7)	(3.8)	(3.9)
Equity in earnings of affiliate	0.2	0.2	0.2

Total other income (expense)	(3.5)	(3.6)	(3.7)
INCOME BEFORE INCOME TAXES	14.3	15.5	17.3
PROVISION FOR INCOME TAXES	5.7	6.2	6.9

NET INCOME	8.6%	9.3%	10.4%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total revenue.  Total revenue increased $67.4 million, or 8.8%, to $837.0 million for the year ended December 31, 2009 from $769.6 million for the year ended December 31, 2008.

Total center revenue grew $69.9 million, or 9.3%, to $823.6 million for the year ended December 31, 2009, from $753.7 million for the year ended December 31, 2008. Of the $69.9 million increase in total center revenue,

•	79.7% was from membership dues, which increased $55.7 million, or 10.9%, due to increased memberships at new centers and higher dues per membership. Our number of memberships increased 2.1% to 578,937 at December 31, 2009 from 567,110 at December 31, 2008.

•	20.9% was from in-center revenue, which increased $14.6 million primarily as a result of increased sales of our LifeCafe products and services and personal training. Average in-center revenue per membership decreased from $414 for the year ended December 31, 2008 to $400 for the year ended December 31, 2009. We began to see slower in-center revenue growth in the second half of the 2008 through all of 2009 due to the slower economy.

•	(0.6%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life Since the fourth quarter of 2008, the estimated average membership life has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased $0.4 million for the year ended December 31, 2009 to $26.1 million. In 2008 and 2009, we lowered our enrollment fees to stimulate new membership demand.

Other revenue decreased $2.5 million, or 15.7%, to $13.4 million for the year ended December 31, 2009, which was primarily due to lower media sales.

Center operations expenses.  Center operations expenses totaled $506.4 million, or 61.5% of total center revenue (or 60.5% of total revenue), for the year ended December 31, 2009 compared to $454.6 million, or 60.3% of total center revenue (or 59.1% of total revenue), for the year ended December 31, 2008. This $51.8 million increase primarily consisted of an increase of $20.9 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers, $13.0 million in additional payroll-related costs to support general business growth and an increase in expenses to support in-center products and services. Center rent expense totaled $39.7 million for the year ended December 31, 2009 and $26.8 million for the year ended December 31, 2008. This $12.9 million increase is primarily a result of the six sale-leaseback transactions that we entered into during the second half of 2008.

Advertising and marketing expenses.  Advertising and marketing expenses were $26.3 million, or 3.2% of total revenue, for the year ended December 31, 2009, compared to $31.5 million, or 4.1% of total revenue, for the year ended December 31, 2008. These expenses decreased primarily due to less presale activity and more targeted and more market-specific marketing campaigns.

General and administrative expenses.  General and administrative expenses were $42.8 million, or 5.1% of total revenue, for the year ended December 31, 2009, compared to $43.7 million, or 5.7% of total revenue, for the year ended December 31, 2008. This decrease was primarily due to increased efficiencies and productivity improvements in 2009 and the business slowdown costs incurred in 2008, offset slightly by increased costs to support the growth in memberships and the number of centers and unabsorbed real estate and development overhead.

Other operating expenses.  Other operating expenses were $21.9 million for the year ended December 31, 2009, compared to $19.4 million for the year ended December 31, 2008. This increase is primarily a result of construction-related expenses associated with slower development of new centers, costs associated with the expansion of our corporate wellness businesses and losses on the disposition of assets.

Depreciation and amortization.  Depreciation and amortization was $90.8 million for the year ended December 31, 2009, compared to $72.9 million for the year ended December 31, 2008. This $17.9 million increase was due primarily to depreciation on our new centers opened in 2008 and 2009 and the remodels of acquired centers completed in 2008.

Interest expense, net.  Interest expense, net of interest income, was $30.3 million for the year ended December 31, 2009, compared to $29.6 million for the year ended December 31, 2008. This $0.7 million increase was primarily the result of the result of decreased capitalized interest on construction projects partially offset by a reduction in debt levels throughout the year.

Provision for income taxes.  The provision for income taxes was $47.4 million for the year ended December 31, 2009, compared to $47.2 million for the year ended December 31, 2008. This $0.2 million increase was due to slightly higher income before income taxes partially offset by an effective income tax rate of 39.6% for the year ended December 31, 2009 compared to 39.7% for the year ended December 31, 2008.

Net income.  As a result of the factors described above, net income was $72.4 million, or 8.6% of total revenue, for the year ended December 31, 2009 compared to $71.8 million, or 9.3% of total revenue, for the year ended December 31, 2008.

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

Center operations expenses.  Center operations expenses totaled $454.6 million, or 60.3% of total center revenue (or 59.1% of total revenue), for the year ended December 31, 2008 compared to $377.2 million, or 58.8% of total center revenue (or 57.5% of total revenue), for the year ended December 31, 2007. This $77.4 million increase primarily consisted of $38.9 million in additional payroll-related costs to support increased memberships at new centers and increases in membership acquisition costs, an increase of $21.1 million in occupancy-related costs, including utilities, real estate taxes, rent on leased centers and an increase in expenses to support in-center products and services.

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

Non-GAAP Financial Measures

We use EBITDA, EBITDAR and free cash flow as measures of operating performance.

EBITDA and EBITDAR should not be considered substitutes for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain compliance with debt covenants, to service debt or to pay taxes.

We believe EBITDA and EBITDAR are useful to an investor in evaluating our operating performance and liquidity because:

•	both are widely accepted financial indicators of a company’s ability to service its debt and we are required to comply with certain covenants and borrowing limitations that are based on variations of EBITDA and EBITDAR in certain of our financing documents; and

•	both are widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

Our management uses EBITDA and/or EBITDAR:

•	as measurements of operating performance because they assists us in comparing our performance on a consistent basis;

•	in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management; and

•	as the basis for incentive bonuses paid to selected members of senior and center-level management.

We have provided reconciliations of EBITDA and EBITDAR to net income in the section “Quarterly Results (Unaudited),” located immediately following the Report of Independent Registered Public Accounting Firm and in the “Selected Financial Data” section.

Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

We believe free cash flow is useful to an investor in understanding our cash flow generation because:

•	free cash flow allows us to evaluate the cash generated by operations and the ability of our operations to fund investment items related to purchases of property and equipment, repay indebtedness, add to our cash balance, or to use in other discretionary activities; and

•	if negative, free cash flow reflects the need for incremental financing activities or use of existing cash balances.

Our management uses free cash flow:

•	to monitor cash available for repayment of indebtedness; and

•	in discussions with the investment community.

We have provided reconciliations of free cash flow to cash flows from operations in the section “Quarterly Results (Unaudited),” located immediately following the Report of Independent Registered Public Accounting Firm and in the “Selected Financial Data” section.

Seasonality of Business

Seasonal trends have a limited effect on our overall business. Generally, we have experienced greater membership growth at the beginning of the year. We also experience increased membership in certain centers during the summer pool season. During the summer months, we also experience a slight increase in in-center business activity with summer programming and operating expenses due to our outdoor aquatics operations. We experience an increased level of membership attrition during the third and fourth quarters as the summer pool season ends and we enter the holiday season. This can lead to a sequential decline in memberships during those quarters.

Liquidity and Capital Resources

Liquidity

Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash flow provided by operations. Principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and associated fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements primarily with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed.

In 2009, we slowed our growth plans and began to generate free cash flow that allowed us to pay down a portion of our existing debt. We plan to pay off or refinance debt scheduled to mature in 2011 and 2012, including mortgage notes payable to Teachers Insurance and Annuity Association of America in July 2011 and our revolving credit facility in May 2012, through cash flow from operations, refinancing existing debt facilities or issuing new debt.

Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.

On February 23, 2010, we prepaid three of the mortgage notes payable to TIAA at the par amount of $30.2 million. Concurrent with the prepayment, the mortgages were released on three of our centers. Additionally, the loan documents with TIAA were amended reducing the number of shares of our common stock our Chief Executive Officer must retain from 1.8 million to 1.0 million. As of the date of the prepayment, the obligations to TIAA under the remaining ten mortgage notes payable, totaling $74.3 million, remain due in July 2011.

Credit Rating.  We have never had public debt. Accordingly, we do not have, nor have we had, a credit rating as stated through Standard and Poor’s Rating Services or Moody’s Investor Service.

The following table summarizes our capital structure as of December 31, 2009 and 2008.

	December 31,
	2009	2008
	(In thousands)

Debt
Long-term	$643,630	$702,569
Current maturities of long-term	16,716	10,335

Total debt	660,346	712,904

Shareholders’ Equity
Common stock	829	793
Additional paid-in capital	395,121	385,095
Retained earnings	344,095	271,711
Accumulated other comprehensive loss	(2,614)	(4,698)

Total shareholders’ equity	737,431	652,901

Total capitalization	$1,397,777	$1,365,805

Debt highlights, as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Fixed-rate debt as a percent of total debt	59.6%	54.6%
Weighted-average annual interest rate of total debt	3.7%	4.5%
Total debt (net of cash) as a percent of total capitalization
(total debt (net of cash) and total shareholders’ equity)	47.0%	51.8%
Cash provided by operating activities as a percent of total debt	28.2%	25.7%

Operating Activities

As of December 31, 2009, we had total cash and cash equivalents of $6.3 million and $2.9 million of restricted cash that serves as collateral for certain of our debt arrangements. We also had $101.0 million available under the terms of our revolving credit facility as of December 31, 2009.

Net cash provided by operating activities was $186.2 million for 2009 compared to $183.1 million for 2008, driven primarily by a $0.6 million, or 0.8% improvement in net income, a $17.8 million increase in depreciation expense, offset by $11.0 million of cash used in changes in operating assets and liabilities.

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

Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Purchases of property and equipment	$146,632	$463,337	$415,822
Non-cash property and equipment financed through capital lease obligations	31	9,910	1,445
Non-cash property financed through notes payable obligations	—	—	95
Non-cash property purchases in construction accounts payable	(53,789)	3,963	10,218
Non-cash share-based compensation capitalized to projects under development	385	641	744

Total capital expenditures	$93,259	$477,851	$428,324

The following schedule reflects 2009 capital expenditures by type of expenditure (in thousands):

For the Year Ended
December 31, 2009

New center land and construction	$60,915
Initial remodels of acquired centers	2,091
Maintenance of existing facilities and centralized infrastructure	30,253

Total capital expenditures	$93,259

At December 31, 2009 we had purchased the real property for all of the large format centers we plan to open in 2010, and we had purchased real property for three and entered into a ground lease for one of the large format centers that we plan to open after 2010.

We expect our capital expenditures to be approximately $100 to $120 million in 2010, of which we expect to incur approximately $70 to $80 million for new center construction and approximately $30 to $40 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.

Financing Activities

During the year ended December, 31, 2009, we had the following changes to our capital structure.

Interest Rate Swap

On September 17, 2007, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings from our revolving credit facility at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. Effective July 10, 2009, we revised the terms of the swap, reducing the fixed rate to 4.715% plus the applicable spread. All other terms of the swap remained the same. The spread as of December 31, 2009 was 1.25%. The contract has been designated a hedge against interest rate volatility. We currently apply this hedge to variable rate interest debt under the U.S. Bank Facility. Changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2009, the $2.6 million net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $4.2 million gross fair market value of the swap contract was included in long-term debt. See footnote 4, “Long-Term Debt” to our consolidated financial statements for more information.

Mortgage Notes Financing

In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation is due in full in March 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2009, $4.7 million was outstanding with respect to this obligation.

In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. At December 31, 2009, $2.9 million was outstanding with respect to this obligation.

In November 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.95% amortized over a 15-year period. This obligation is due in full in November 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2009, $10.3 million was outstanding with respect to this obligation.

See footnote 4, “Long-Term Debt” to our consolidated financial statements for a description of all of our outstanding financing arrangements.

Debt Covenants

We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2009.

Our primary financial covenants are:

Actual as of December 31,
Covenant	Requirement	2009	2008

Revolving credit facility:
Total Consolidated Debt to EBITDAR(1)	Not more than 4.00 to 1.0	3.29 to 1.0	3.51 to 1.0
Senior Debt to EBITDA(1)	Not more than 3.25 to 1.0	1.82 to 1.0	2.22 to 1.0
Fixed Charge Coverage Ratio(1)(2)	Not less than 1.60	2.65 to 1.0	3.16 to 1.0
Sale-leaseback:
Tangible Net Worth(3)	Not less than $200.0 million	$688.4 million	$598.1 million

(1)	The formulas for these covenants are specifically defined in the revolving credit facility and include, amount other things, an add back of share-based compensation expense to EBITDAR and EBITDA. See footnote 4, “Long-Term Debt” for more information on our revolving credit facility.

(2)	The Fixed Charge Coverage Ratio decrease of 0.51 from December 31, 2008 to December 31, 2009 was primarily due to additional rent expense from the six sale-leaseback transactions that we entered into during the second half of 2008. See footnote 10, “Commitments and Contingencies” to our consolidated financial statements for more information on our sale-leaseback transactions.

(3)	The formula for this covenant is specifically defined in our Senior Housing Properties Trust agreement. See footnote 10, “Commitments and Contingencies” to our consolidated financial statements for more information on this sale-leaseback transaction.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	After 2014
			(In thousands)

Long-term debt obligations, excluding capital lease obligations	$641,637	$15,654	$102,788	$364,908	$9,962	$15,757	$132,568
Capital lease obligations	18,709	1,062	1,037	1,180	617	10,220	4,593
Interest(1)	93,974	28,351	20,565	11,737	9,036	8,181	16,104
Operating lease obligations	769,984	40,278	40,422	39,529	38,802	39,661	571,292
Purchase obligations(2)	44,616	38,714	3,599	1,090	714	499	—
Other long-term liabilities(3)	1,599	—	—	—	—	—	1,599

Total contractual obligations	$1,570,519	$124,059	$168,411	$418,444	$59,131	$74,318	$726,156

(1)	Interest expense obligations were calculated holding floating rate debt balances and interest rates constant at December 31, 2009 rates. This includes the impact of our interest rate swap.

(2)	Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of the five large format centers under construction as of December 31, 2009, three of which we plan to open in 2010, as well as contracts for the purchase of land.

(3)	In addition to the other long-term liabilities presented in the table above, approximately $1.4 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with applicable accounting guidance, and we are uncertain as to if or when such amounts may be settled.

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

We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2009, our net floating rate indebtedness was approximately $271.1 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2009, our interest costs would have increased by approximately $2.9 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2009, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share
	and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,282	$10,829
Accounts receivable, net	4,026	6,114
Center operating supplies and inventories	14,621	14,632
Prepaid expenses and other current assets	12,938	10,994
Deferred membership origination costs	20,278	19,877
Deferred income taxes	660	1,365

Total current assets	58,805	63,811
PROPERTY AND EQUIPMENT, net	1,512,993	1,515,957
RESTRICTED CASH	2,941	3,936
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,716	14,210
OTHER ASSETS	48,070	49,789

TOTAL ASSETS	$1,631,525	$1,647,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,716	$10,335
Accounts payable	14,429	14,842
Construction accounts payable	9,882	63,418
Accrued expenses	48,235	46,230
Deferred revenue	36,939	36,098

Total current liabilities	126,201	170,923
LONG-TERM DEBT, net of current portion	643,630	702,569
DEFERRED RENT LIABILITY	29,048	27,925
DEFERRED INCOME TAXES	77,189	51,982
DEFERRED REVENUE	8,819	13,719
OTHER LIABILITIES	9,207	27,684

Total liabilities	894,094	994,802

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 and 50,000,000 shares authorized, respectively; 41,410,367 and 39,612,775 shares issued and outstanding, respectively	829	793
Additional paid-in capital	395,121	385,095
Retained earnings	344,095	271,711
Accumulated other comprehensive loss	(2,614)	(4,698)

Total shareholders’ equity	737,431	652,901

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,631,525	$1,647,703

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

REVENUE:
Membership dues	$564,605	$508,927	$434,138
Enrollment fees	26,138	26,570	24,741
In-center revenue	232,834	218,198	182,215

Total center revenue	823,577	753,695	641,094
Other revenue	13,424	15,926	14,692

Total revenue	837,001	769,621	655,786
OPERATING EXPENSES:
Center operations	506,443	454,645	377,235
Advertising and marketing	26,299	31,500	24,967
General and administrative	42,776	43,749	40,820
Other operating	21,852	19,426	16,340
Depreciation and amortization	90,770	72,947	59,014

Total operating expenses	688,140	622,267	518,376

Income from operations	148,861	147,354	137,410
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $399, $235 and $438, respectively	(30,338)	(29,552)	(25,443)
Equity in earnings of affiliate	1,302	1,243	1,272

Total other income (expense)	(29,036)	(28,309)	(24,171)

INCOME BEFORE INCOME TAXES	119,825	119,045	113,239
PROVISION FOR INCOME TAXES	47,441	47,224	45,220

NET INCOME	$72,384	$71,821	$68,019

BASIC EARNINGS PER COMMON SHARE	$1.84	$1.84	$1.81

DILUTED EARNINGS PER COMMON SHARE	$1.82	$1.83	$1.78

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,297	39,002	37,518

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	39,870	39,342	38,127

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
	(In thousands, except per share data)

BALANCE — December 31, 2006	36,817,199	$737	$259,905	$—	$131,871	$392,513
Common stock issued upon common stock offering	1,675,000	33	92,469	—	—	92,502
Common stock issued upon exercise of stock options	487,075	10	8,444	—	—	8,454
Grant of restricted stock	162,393	3	(3)	—	—	—
Forfeiture of restricted stock	(3,720)	—	—	—	—	—
Compensation expense related to stock options and restricted stock	—	—	7,746	—	—	7,746
Capitalized compensation expense related to stock options and restricted stock	—	—	744	—	—	744
Tax benefit upon exercise of stock options	—	—	4,605	—	—	4,605
Interest rate swap contract	—	—	—	(2,026)	—	(2,026)
Net income	—	—	—	—	68,019	68,019

BALANCE — December 31, 2007	39,137,947	783	373,910	(2,026)	199,890	572,557
Common stock issued upon exercise of stock options	185,453	4	2,991	—	—	2,995
Grant of restricted stock	434,180	9	(9)	—	—	—
Forfeiture of restricted stock	(144,805)	(3)	3	—	—	—
Compensation expense related to stock options and restricted stock	—	—	7,456	—	—	7,456
Capitalized compensation expense related to stock options and restricted stock	—	—	641	—	—	641
Tax benefit upon exercise of stock options	—	—	103	—	—	103
Interest rate swap contract	—	—	—	(2,672)	—	(2,672)
Net income	—	—	—	—	71,821	71,821

BALANCE — December 31, 2008	39,612,775	793	385,095	(4,698)	271,711	652,901
Common stock issued upon exercise of stock options	166,950	3	2,467	—	—	2,470
Grant of restricted stock	1,698,194	34	(34)	—	—	—
Forfeiture of restricted stock	(67,552)	(1)	1	—	—	—
Compensation expense related to stock options and restricted stock	—	—	8,082	—	—	8,082
Capitalized compensation expense related to stock options and restricted stock	—	—	385	—	—	385
Tax benefit upon exercise of stock options	—	—	(875)	—	—	(875)
Interest rate swap contract	—	—	—	2,084	—	2,084
Net income	—	—	—	—	72,384	72,384

BALANCE — December 31, 2009	41,410,367	$829	$395,121	$(2,614)	$344,095	$737,431

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,384	$71,821	$68,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,770	72,947	59,014
Deferred income taxes	23,270	14,815	11,505
Loss on disposal of property and equipment, net	1,229	985	354
Gain on land held for sale	(1,132)	—	—
Amortization of deferred financing costs	2,544	1,663	853
Share-based compensation	8,082	7,456	7,746
Excess tax benefit related to share-based payment arrangements	(507)	(103)	(4,605)
Changes in operating assets and liabilities	(10,951)	13,543	(544)
Other	514	(61)	(1,753)

Net cash provided by operating activities	186,203	183,066	142,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146,632)	(463,337)	(415,822)
Proceeds from sale of property and equipment	8	161,888	5,054
Proceeds from sale of land held for sale	1,954	—	—
Proceeds from property insurance settlement	—	318	78
Decrease (increase) in other assets	390	(7,695)	(4,488)
Decrease (increase) in restricted cash	995	2,831	(2,029)

Net cash used in investing activities	(143,285)	(305,995)	(417,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	18,151	43,272	113,455
Repayments of long-term borrowings	(11,001)	(13,143)	(11,181)
Proceeds from (repayments of) revolving credit facility, net	(56,500)	101,800	67,800
Increase in deferred financing costs	(1,092)	(6,664)	(2,160)
Proceeds from common stock offering, net of underwriting discount and offering costs	—	—	92,502
Excess tax benefit related to share-based payment arrangements	507	103	4,605
Proceeds from stock option exercises	2,470	3,036	8,454

Net cash provided by (used in) financing activities	(47,465)	128,404	273,475

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,547)	5,475	(1,526)
CASH AND CASH EQUIVALENTS — Beginning of period	10,829	5,354	6,880

CASH AND CASH EQUIVALENTS — End of period	$6,282	$10,829	$5,354

See notes to consolidated financial statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

1.	Nature of Business

Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment, principally in residential locations of major metropolitan areas. As of December 31, 2009, we operated 84 centers, including 24 in Minnesota, 17 in Texas, nine in Illinois, six in Michigan, four in Arizona and Georgia, three in Ohio and Virginia, two in Colorado, Maryland and New Jersey and one each in Florida, Indiana, Kansas, Missouri, Nebraska, North Carolina, Tennessee and Utah.

2.	Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Life Time Fitness, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition — We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are nonrefundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 30 months, which is based on historical membership experience. During 2008, there was a substantial shift in our attrition activity, primarily as a result of macroeconomic pressures and a challenging consumer environment. During the second quarter of 2008, we changed our estimated average membership life from 36 months to 33 months. The pressure continued throughout the second half of 2008; therefore, we reduced the estimated average membership life to 30 months at the beginning of the fourth quarter. Since the fourth quarter of 2008, the estimated average membership life has been 30 months. Our attrition rate in 2009 improved slightly from a high of 42.7% at the end of first quarter to 40.6% at year-end. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life. The amount of direct expenses in excess of enrollment fees totaled $8.4 million and $6.0 million for the years ended December 31, 2009 and 2008 respectively. In addition, monthly membership dues paid in advance of a center’s opening are deferred until the center opens. We offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.

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

Pre-Opening Operations — We generally operate a preview center up to five months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over the estimated average membership life, beginning when the center opens; however, the related advertising, office, rent and other expenses incurred during this period are expensed as incurred.

Cash and Cash Equivalents — We classify all unrestricted cash accounts and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Restricted Cash — We are required to keep funds on deposit at certain financial institutions related to certain of our credit facilities. Our lender or lenders, as the case may be, may access the restricted cash after the occurrence of an event of default, as defined under their respective credit facilities.

Accounts Receivable — Accounts receivable is presented net of allowance for doubtful accounts. The rollforward of these allowances are as follows:

	December 31,
	2009	2008

Allowance for doubtful Accounts — beginning of period	$267	$755
Provisions	326	108
Write-offs against allowance	(204)	(596)

Allowance for doubtful Accounts — end of period	$389	$267

Center Operating Supplies and Inventories — Our operating supplies are primarily center supplies. Inventories are stated at the lower-of-cost-or-market value. Our inventories primarily consist of spa, café and nutritional products as well as heart rate monitors. These balances are as follows:

	December 31,
	2009	2008

Center operating supplies	$4,448	$5,434
In-center businesses inventory and supplies	8,758	7,122
Apparel	798	1,239
Other	617	837

Total center operating supplies and inventories	$14,621	$14,632

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist of the following:

	December 31,
	2009	2008

Deferred costs associated with personal training deferred revenue	$2,876	$2,144
Prepaid lease obligations	3,134	2,767
Prepaid marketing and media expenses	1,373	1,927
Other prepaid expenses	2,996	3,132
Other current assets	2,559	1,024

Total prepaid expenses and other current assets	$12,938	$10,994

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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2009	2008

Land		$231,304	$235,414
Buildings and related fixtures	3-40 years	1,117,857	1,012,277
Leasehold improvements	1-20 years	118,686	110,900
Construction in progress		99,923	154,119

		1,567,770	1,512,710
Equipment:
Fitness	5-7 years	96,045	91,457
Computer and telephone	3-5 years	47,846	44,554
Capitalized software	5 years	35,388	27,981
Decor and signage	5 years	14,985	13,323
Audio/visual	3-5 years	26,047	22,552
Furniture and fixtures	7 years	13,074	12,722
Other equipment	3-7 years	66,626	61,862

		300,011	274,451

Property and equipment, gross		1,867,781	1,787,161
Less accumulated depreciation		354,788	271,204

Property and equipment, net		$1,512,993	$1,515,957

At December 31, 2009, we had five large format centers under construction, of which three are planned to open in 2010. Construction in progress, including land for future development totaled $132.3 million at December 31, 2009 and $193.7 million at December 31, 2008.

Capitalized software includes our internally developed Web-based systems to facilitate member enrollment and management, as well as point of sale system enhancements and our payroll and human resources software. Costs related to these projects have been capitalized in accordance with accounting guidance.

We capitalize interest during the construction period of our centers and in accordance with accounting guidance on the capitalization of interest costs, this capitalized interest is included in the cost of the building. We capitalized interest of $3.6 million and $9.1 million for the years ended December 31, 2009 and 2008, respectively.

Other equipment consists primarily of cafe, spa and playground and laundry equipment.

Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or corporate business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or corporate business, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no impairments on operating assets were deemed to have occurred during 2009, 2008 or 2007.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Derivative Instruments and Hedging Activities — As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.

In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings at 4.825% plus the applicable spread (which depends on our cash flow leverage ratio) until October 2010. In May 2009, we amended the interest swap contract to effectively fix the rates paid on the $125.0 million of variable rate borrowings at 4.715% plus the applicable spread from July 2009 until October 2010. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2009, the $2.6 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $4.2 million gross fair market value of the swap contract was included in long-term debt.

On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings. Since there is no ineffective portion, no amount was reclassified into earnings for the years ended December 31, 2007, 2008 or 2009.

Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2009	2008

Financing costs, net	$8,535	$9,988
Investment in unconsolidated affiliate (see Note 3)	3,148	2,865
Site development costs	40	618
Intangible assets	8,596	8,596
Land held for sale	21,346	21,105
Other	6,405	6,617

Total other assets	$48,070	$49,789

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

Land held for sale consists of excess land purchased as part of our original center site acquisitions. All land held for sale is currently being marketed for sale. If the excess land is currently under contract for sale, the cost is reflected as current and listed within prepaid expenses and other current assets. We had $21.3 million and $21.1 million of land held for sale, long-term, at December 31, 2009 and 2008, respectively. We had $0.0 million and $0.6 million of land held for sale, short-term, at December 31, 2009 and 2008, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Intangible assets are comprised principally of goodwill, leasehold rights at our Highland Park, Minnesota office building and trade names. In accordance with accounting guidance on goodwill and intangible assets, intangible assets determined to have an indefinite useful life, which consist of all our intangible assets, are not amortized but instead tested for impairment at least annually.

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

The following table summarizes the changes in our net intangible balance during the years ended December 31, 2009 and 2008:

Balance at December 31, 2007	$5,505
Purchase price adjustment(1)	340
Goodwill acquired	2,751

Balance at December 31, 2008	8,596

Balance at December 31, 2009	$8,596

(1)	Includes adjustments related to the finalization of the purchase price allocation of acquisition transactions.

The following table summarizes the carrying amounts of our intangible assets:

	December 31,
	2009	2008

Goodwill	$5,690	$5,690
Leasehold rights	2,318	2,318
Trade names	588	588

Total intangible assets	$8,596	$8,596

Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2009	2008

Payroll related	$9,222	$9,063
Real estate taxes	16,291	13,557
Center operating costs	11,385	11,167
Insurance	2,847	2,659
Interest	1,792	3,357
Income taxes	1,117	887
Other	5,581	5,540

Total accrued expenses	$48,235	$46,230

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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

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

We follow the applicable accounting guidance related to income taxes to recognize, measure, present and disclose uncertain tax positions that we have taken or expect to take in our income tax returns. In accordance with this guidance we recognize a tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Earnings per Common Share — Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, such as redeemable preferred stock, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 435,128 and 136,003 for the years ended December 31, 2009 and 2008, respectively. No stock options were excluded from the calculation of diluted EPS for the year ended December 31, 2007.

The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2009	2008	2007

Net income	$72,384	$71,821	$68,019

Weighted average number of common shares outstanding — basic	39,297	39,002	37,518
Effect of dilutive stock options	69	164	476
Effect of dilutive restricted stock awards	504	176	133

Weighted average number of common shares outstanding — diluted	39,870	39,342	38,127

Basic earnings per common share	$1.84	$1.84	$1.81

Diluted earnings per common share	$1.82	$1.83	$1.78

The number of total common shares outstanding at December 31, 2009 was 41,410,367.

Dividends — We have not declared or paid any cash dividends on our common stock in the past. As discussed in Note 4, the terms of our revolving credit facility and certain debt financing agreements prohibit us from paying dividends without the consent of the lenders.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Fair Value of Financial Instruments — The carrying amounts related to cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of December 31, 2009. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

The following table presents the carrying value and the estimated fair value of long-term debt as of December 31, 2009:

	December 31, 2009
	Carrying	Estimated
	Value	Fair Value

Fixed-rate debt	$370,510	$348,448
Obligations under capital leases	18,709	18,571
Floating-rate debt	271,127	257,817

Total	$660,346	$624,836

Fair Value Measurements — The accounting guidance established a framework for measuring fair value and expanded disclosures about fair value measurements. The guidance applies to all assets and liabilities that are measured and reported on a fair value basis. This enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that each asset and liability carried at fair value be classified into one of the following categories:

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives and tax provisions. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2009	2008	2007

Accounts receivable	$1,762	$(1,747)	$(2,155)
Income tax receivable	—	5,917	(1,112)
Inventories and center operating supplies	11	(308)	(5,551)
Prepaid expenses and other current assets	1,126	5,028	(6,762)
Deferred membership origination costs	5,093	(3,515)	(7,122)
Other assets	(1,564)	—	—
Accounts payable	349	(5,364)	4,895
Accrued expenses	2,167	(315)	9,861
Deferred revenue	(4,025)	(2,190)	6,690
Deferred rent	1,123	2,399	(190)
Other liabilities	(16,993)	13,638	902

Changes in operating assets and liabilities	(10,951)	$13,543	$(544)

Our capital expenditures were as follows:

	For the Year Ended December 31,
	2009	2008	2007

Purchases of property and equipment	$146,632	$463,337	$415,822
Non-cash property and equipment purchases financed through capital lease obligations	31	9,910	1,445
Non-cash property purchases financed through notes payable obligations	—	—	95
Non-cash property purchases in construction accounts payable	(53,789)	3,963	10,218
Non-cash share-based compensation capitalized to projects under development	385	641	744

Total capital expenditures	$93,259	$477,851	$428,324

We made cash payments for income taxes for each of the three years ended December 31, 2009, 2008 and 2007 of $41.3 million, $19.9 million and $33.7 million, respectively.

We made cash payments for interest, net of capitalized interest, for each of the three years ended December 31, 2009, 2008 and 2007 of $29.9 million, $35.6 million and $30.6 million, respectively. Capitalized interest was $3.6 million, $9.1 million and $8.4 million during those same periods, respectively.

Construction accounts payable and accounts payable related to property and equipment was $9.9 million at December 31, 2009 and $63.7 million at December 31, 2008.

New Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States. It became effective for our interim reporting period ended September 30, 2009.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Comprehensive Income — We follow the accounting guidance which established standards for reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For us, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a gain of $3.4 million, net of tax of $1.3 million, related to our outstanding interest rate swap contract. For more information, see Note 4.

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

Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14.7 million. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee. The guarantee runs through June 7, 2010 subsequently extended to June 7, 2011 by the bank as of February 24, 2010. As of December 31, 2009, the maximum amount of future payments under our one-third of the guarantee was $2.8 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.

Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, the members are entitled to receive monthly cash distributions from Bloomingdale LLC. The amount of this monthly distribution is, and will continue to be throughout the term of the agreement, approximately $0.1 million per member. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members had the right to receive distributions from Bloomingdale LLC in the amount of $0.7 million for each of the three years 2009, 2008 and 2007.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

4.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2009	2008

Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012, collateralized by certain personal property	$358,100	$414,600
Interest rate swap on notional amount of $125,000 at a fixed annual rate of 4.715%, expiring October 2010	4,196	7,541
Mortgage notes payable to insurance company, monthly interest and principal payments totaling $1,273 including interest at 8.25% to July 2011, collateralized by certain related real estate and buildings	105,531	111,812
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017, collateralized by certain related real estate and buildings	101,418	102,752
Mortgage notes payable to banks with monthly interest and principal payments totaling $257 including interest ranging from 6.25% to 7.10%, expiring between January 2012 and May 2024, collateralized by certain related real estate and buildings	27,197	9,841
Variable Rate Demand Notes, interest due monthly at a variable rate resetting weekly, principal due annually according to an agreement with a Letter of Credit provider that secures the notes, notes mature in July 2033	33,831	34,235
Promissory note payable to lender, monthly interest and principal payments totaling $80 including interest at 5.78% to January 2015, collateralized by a certain interest in secured property	7,503	8,013
Other debt including promissory note payable and special assessments payable	3,861	4,426

Total debt (excluding obligations under capital leases)	641,637	693,220
Obligations under capital leases (see below)	18,709	19,684

Total debt	660,346	712,904
Less current maturities	16,716	10,335

Total long-term debt	$643,630	$702,569

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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

ranges were reduced to zero at all times (from zero to 25 basis points) for base rate borrowings and decreased to 62.5 to 150 basis points (from 75 to 175 basis points) for Eurodollar borrowings.

On September 17, 2007, we fixed $125.0 million of our revolver with an interest rate swap contract.

On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate. In the second quarter of 2008, we exercised $70.0 million of the accordion feature with commitments from certain of our bank lenders, increasing the amount of the facility from $400.0 million to $470.0 million. Under the terms of the amended credit facility, we may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us and if one or more lenders commit the additional $130.0 million. As of December 31, 2009, $358.1 million was outstanding on the U.S. Bank Facility, plus $10.9 million related to letters of credit.

The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2009 was 2.0% and $376.1 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2008 was 4.4% and $366.2 million, respectively.

Interest Rate Swap

On September 17, 2007, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings from our revolving credit facility at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. Effective July 10, 2009, we revised the terms of the swap, reducing the fixed rate to 4.715% plus the applicable spread. All other terms of the swap remained the same. The spread as of December 31, 2009 was 1.25%. The contract has been designated a hedge against interest rate volatility. We currently apply this hedge to variable rate interest debt under the U.S. Bank Facility. Changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of December 31, 2009, the $2.6 million net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $4.2 million gross fair market value of the swap contract was included in long-term debt.

Mortgage Notes Payable to Insurance Company

We have financed 13 of our centers with Teachers Insurance and Annuity Association of America (“TIAA”) pursuant to the terms of individual notes. The obligations under these notes are due in full in July 2011, at which time we will owe approximately $100 million. These notes are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are amortized over a 20-year period, while the obligations related to the other three notes are being amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws.

On November 10, 2008, we entered into an Omnibus Amendment with TIAA with respect to the terms of the mortgages that secure our obligations to TIAA. Pursuant to the terms of the Omnibus Amendment, the equity interest requirement applicable to our Chief Executive Officer was amended such that he must, at all times during the loan, retain at least 1.8 million shares of our common stock (subject to appropriate adjustment for stock splits and similar readjustments), which shares on and after November 30, 2008 must be owned unencumbered, and the

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

equity interest requirement applicable to our other employees was amended such that our employees must, in the aggregate, hold shares or options representing at least 3% of our outstanding common stock.

We may prepay the debt in full, but not in part, with the payment of a prepayment premium equal to the greater of (i) 1% of the outstanding principal balance or (ii) the amount by which the sum of the discounted values of the remaining note payments exceeds the outstanding principal balance. The discount rate for this calculation is the yield on U.S. Treasury issues having a maturity date most closely corresponding to the maturity date of the debt. The debt may be prepaid in full without a prepayment premium during the last 90 days of the term.

At December 31, 2009, $105.5 million was outstanding with respect to this obligation. See Note 5, “Subsequent Event” for a description of a prepayment on this obligation.

Commercial Mortgage-Backed Notes Financing

On January 24, 2007, LTF CMBS I, LLC, a wholly owned subsidiary, obtained a commercial mortgage-backed loan in the original principal amount of $105.0 million from Goldman Sachs Commercial Mortgage Capital, L.P. pursuant to a loan agreement dated January 24, 2007. The mortgage financing is secured by six properties owned by the subsidiary and operated as Life Time Fitness centers. The mortgage financing matures in February 2017.

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

As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $99.1 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2009, $101.4 million remained outstanding on the loan.

Other Mortgage Notes Financing

In January 2002, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.42% amortized over a 10 year period. This obligation is due in full January 2012. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2009 $1.5 million was outstanding.

In August 2002, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.39% amortized over a 10 year period. This obligation is due in full October 2012. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2009 $2.2 million was outstanding.

In November 2008, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.54% amortized over a 20 year period. This obligation is due in full November 2013. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2009 $5.6 million was outstanding.

In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation is due in full in March 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2009, $4.7 million was outstanding.

In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. At December 31, 200, $2.9 million was outstanding.

In November 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.95% amortized over a 15-year period. This obligation is due in full in November 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2009, $10.3 million was outstanding.

Variable Rate Demand Notes

On July 13, 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which were used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature on July 1, 2033, bear interest at a variable rate that is adjusted weekly. The interest rate at December 31, 2009 was 0.30%. The notes are backed by a letter of credit from General Electric Capital Corporation (GECC), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires June 1, 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. Under the terms of the reimbursement agreement if the notes are purchased with proceeds of a drawing under the letter of credit, and cannot thereafter be remarketed, GECC is obligated to hold the notes and the indebtedness evidenced by those notes will be amortized over a period ending June 1, 2023. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations. As of December 31, 2009, $33.8 million remained outstanding on the notes.

Promissory Note Payable to Lender

In December 2007, we borrowed $8.5 million. The loan is evidenced by a promissory note that matures in January 2015, bears fixed interest at 5.78% and is secured by an interest in certain personal property. As of December 31, 2009, $7.5 million was outstanding on this note.

Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2009 are as follows:

2010	$15,654
2011	102,788
2012	364,908
2013	9,962
2014	15,757
Thereafter	132,568

Total future maturities of long-term debt (excluding capital leases)	$641,637

Capital Leases

In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2009, the present value of the future minimum lease payments due under the lease amounted to $6.3 million.

In March 2007, we entered into a ground lease which runs through October 2048 for our Loudoun County, Virginia center. Pursuant to the terms of the lease which qualifies as a capital lease, we have an option to purchase

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

the land by giving notice during the fifth or eleventh lease year. At December 31, 2009, the present value of the future minimum lease payments due under the lease amounted to $9.8 million.

We have financed our purchase of some of our equipment through capital lease agreements with an agent and lender, on behalf of itself and other lenders. The terms of such leases are typically 60 months and our interest rates range from 5.5% to 7.5%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2009, $2.6 million was outstanding under these leases.

We are a party to capital equipment leases with third parties which include monthly rental payments of approximately $0.2 million as of December 31, 2009. Amortization recorded for these capital leased assets totaled $1.0 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively. The following is a summary of property and equipment recorded under capital leases:

	December 31,
	2009	2008

Land and buildings	$15,484	$16,912
Equipment	4,014	16,946

Gross property and equipment under capital lease	19,498	33,858
Less accumulated amortization	4,196	18,007

Net property and equipment under capital lease	$15,302	$15,851

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2009 are as follows:

2010	$2,606
2011	2,501
2012	2,551
2013	1,910
2014	11,405
Thereafter	6,460

27,433
Less amounts representing interest	8,724

Present value of net minimum lease payments	18,709
Current portion	1,062

$17,647

Debt Covenants

We were in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2009.

5.	Subsequent Event

On February 23, 2010, we prepaid three of the mortgage notes payable to TIAA at the par amount of $30.2 million. Concurrent with the prepayment, the mortgages were released on three of our centers. Additionally, the loan documents with TIAA were amended reducing the number of shares of our common stock our Chief

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Executive Officer must retain from 1.8 million to 1.0 million. As of the date of the prepayment, the obligations to TIAA under the remaining ten mortgage notes payable, totaling $74.3 million, remain due in July 2011.

6.	Income Taxes

The provision for income taxes is comprised of:

	For the Year Ended
	December 31,
	2009	2008	2007

Current tax expense	$41,721	$26,445	$33,358
Deferred tax expense	23,316	14,833	8,297
Non-current tax expense	(17,596)	5,946	3,565

Income tax provision	$47,441	$47,224	$45,220

The amount of deferred tax expense does not reconcile to the change in the deferred tax year end balances due to the tax effect of other comprehensive income or additional paid-in capital items.

The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	For the Year Ended
	December 31,
	2009	2008	2007

Income tax provision at federal statutory rate	$41,939	$41,666	$39,634
State and local income taxes, net of federal tax benefit	5,414	5,236	4,837
Other, net	88	322	749

Income tax provision	$47,441	$47,224	$45,220

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the deferred tax liability are as follows:

	As of December 31,
	2009	2008

Property and equipment	$(81,112)	$(58,002)
Partnership interest	(8,334)	(8,475)
Accrued rent expense	11,592	14,071
Other comprehensive income	1,581	2,843
Costs related to deferred revenue	(5,411)	(7,965)
Other, net	5,155	6,911

Net deferred tax liability	$(76,529)	$(50,617)

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended December 31,
	2009	2008	2007

Unrecognized tax benefit — beginning balance	$18,411	$12,892	$9,228
Gross increases — tax positions in current period	235	9,041	4,329
Settlements	(9)	—	(161)
Prior year increases	7	419	—
Prior year decreases	(15,346)	(523)	—
Lapse of statute of limitations	(1,921)	(3,418)	(504)

Unrecognized tax benefit — ending balance	$1,377	$18,411	$12,892

Included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007 are $0.3 million, $0.7 million and $1.4 million, respectively, of benefits that, if recognized, would affect the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest of $0.6 million during 2009 and in total, as of December 31, 2009, has recognized a liability for penalties and interest of $0.1 million. During 2008, we accrued penalties and interest of $0.6 million and in total, as of December 31, 2008 had recognized a liability for penalties and interest of $1.1 million. During 2007, we accrued penalties and interest of $0.4 million and in total, as of December 31, 2007 had recognized a liability for penalties and interest of $0.8 million.

We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

We are subject to taxation in the U.S. and various states. Our tax years 2006, 2007 and 2008 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2006.

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

Stock Option and Incentive Plans

The FCA, Ltd.1996 Stock Option Plan (the 1996 Plan) reserved up to 2,000,000 shares of our common stock for issuance. Under the 1996 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of the our common stock to eligible employees, directors, and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. As of December 31, 2009, we had granted a total of 1,700,000 options to purchase common stock under the 1996 Plan, of which none were outstanding. In connection with approval of the Life Time Fitness, Inc. 2004 Long-Term Incentive

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Plan (the 2004 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan.

The LIFE TIME FITNESS, Inc. 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of our common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of our common stock to eligible employees, directors and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. The 1998 Plan was amended in December 2003 by our Board of Directors and shareholders to reserve an additional 1,500,000 shares of our common stock for issuance. As of December 31, 2009, we had granted a total of 1,957,500 options to purchase common stock under the 1998 Plan, of which 147,825 were outstanding. In connection with approval of the 2004 Plan, as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1998 Plan.

The 2004 Plan originally reserved 3,500,000 shares of our common stock for issuance. In 2009, our shareholders authorized an additional 1,750,000 shares, for a new total of 5,250,000 shares. Under the 2004 Plan, the Compensation Committee of our Board of Directors administers the 2004 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. Eligible participants under the 2004 Plan include our officers, employees, non-employee directors and consultants. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and 1998 Plan. During 2009, we issued 1,698,194 shares of restricted stock. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $9.72 to $24.95 during 2009. The restricted stock generally vests over periods ranging from one to four years. As of December 31, 2009, we had granted a total of 1,929,665 options to purchase common stock under the 2004 Plan, of which options to purchase 662,753 shares were outstanding, and a total of 2,538,202 restricted shares under the 2004 Plan, of which 1,966,672 restricted shares were unvested. As of December 31, 2009, 1,150,954 shares remain available for grant under the 2004 Plan.

Total share-based compensation expense, which includes stock option expense and restricted stock expense, included in our consolidated statements of operations for the years ended December 31, 2009 and 2008, was as follows:

	For the Year Ended December 31,
	2009	2008	2007

Share based compensation expense related to stock options	$797	$2,536	$3,206
Share based compensation expense related to restricted shares	7,191	4,796	4,410
Share based compensation expense related to employee stock purchase program (“ESPP”)	94	124	130

Total share based compensation expense	$8,082	$7,456	$7,746

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

		Range of
	Restricted	Market Price
	Shares	per Share
	Outstanding	on Grant Date

Balance — December 31, 2007	302,345	$24.75-53.95
Granted	434,180	14.31-35.77
Canceled	(144,805)	26.46-51.15
Vested	(104,517)	24.75-53.95

Balance — December 31, 2008	487,203	14.31-53.95
Granted	1,698,194	9.72-24.95
Canceled	(67,552)	9.72-51.15
Vested	(151,173)	9.72-53.95

Balance — December 31, 2009	1,966,672	$9.72-53.95

During the years ended December 31, 2009 and 2008, we issued 1,698,194 and 434,180 shares of restricted stock, respectively, with an aggregate fair value of $27.6 million and $11.6 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2009 was $5.6 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of December 31, 2009, there was $17.4 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.7 years.

Special 2009 Restricted Stock Grant

In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. These shares were included in the overall grant of 1,698,194 restricted shares granted in 2009. If a specified EPS target is achieved for fiscal 2011, 50% of the restricted shares will vest. If a higher EPS target is achieved for fiscal 2011, 100% of the restricted shares will vest. If the grant has not fully vested after fiscal 2011, 50% of the shares will vest if a specified EPS target is achieved for fiscal 2012. If none of the shares vested after fiscal 2011, 100% of the shares will vest if a higher EPS target is achieved for fiscal 2012. In the event that we do not achieve the required EPS targets, the restricted stock will be forfeited. A maximum of $20.4 million could be recognized as compensation expense under this grant if all EPS targets are met.

We consider the specific EPS targets to be competitively sensitive information during the performance period. We believe these targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our current baseline expect 2009, nor has any share amount been included in our total diluted shares. If all of the targets had been considered probable at December 31, 2009, we would have recognized $4.3 million of compensation cost during the year ended December 31, 2009. If it becomes probable that certain of the EPS performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as compensation expense over the performance period. The probability of reaching the targets is revaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we later determine that it is not probable that the minimum EPS performance threshold for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Summary of Stock Option Activity

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (in years)	Value

Outstanding at December 31, 2006	1,724,599	$20.15
Granted	2,477	50.85
Exercised	(487,075)	17.34
Canceled	(31,734)	26.82

Outstanding at December 31, 2007	1,208,267	21.17
Granted	—	—
Exercised	(185,453)	16.43
Canceled	(41,885)	30.87

Outstanding at December 31, 2008	980,929	21.65
Granted	—	—
Exercised	(166,950)	14.80
Canceled	(3,401)	29.64

Outstanding at December 31, 2009	810,578	$22.93	4.8	$3,669

Vested or Expected to Vest at December 31, 2009	809,058	$22.88	4.7	$3,669

Exercisable at December 31, 2009	795,963	$22.49	4.7	$3,669

No stock options were granted during the years ended December 31, 2008 and 2009. The weighted average grant date fair value of stock options granted during the year ended December 31, 2007 was $20.35. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2009 and 2008 was $2.0 million and $3.8 million, respectively. As of December 31, 2009, there was less than $0.1 million of unrecognized compensation expense to be recognized over a weighted-average period of 0.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	December 31,
	2009(1)	2008(1)	2007

Risk-free interest rate	—	—	4.7%
Expected dividend yield	—	—	—
Expected life in years(2)	—	—	5
Volatility(2)	—	—	36.9%

(1)	No stock options were granted in 2009 or 2008.

(2)	The volatility and expected life assumptions presented are based on an average of the volatility assumptions reported by a peer group of publicly traded companies.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

The options granted generally vest over a period of four to five years from the date of grant. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2009:

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$8.00 to $12.00	147,825	3.1	$10.12	147,825	$10.12
$18.50 to $21.25	232,151	4.5	18.55	232,151	18.55
$25.47 to $27.25	297,250	5.2	25.64	297,250	25.64
$31.40 to $50.85	133,352	6.0	38.70	118,737	37.73

$8.00 to $50.85	810,578	4.8	$22.93	795,963	$22.49

Our net cash proceeds from the exercise of stock options were $2.5 million and $3.0 million for the years ended December 31, 2009 and 2008, respectively. The actual income tax benefit realized from stock option exercises was $0.5 million and $0.1 million, respectively, for those same periods. In accordance with the related accounting guidance, the excess tax benefits from the exercise of stock options are presented as cash flows from financing activities.

Employee Stock Purchase Plan and Related Share Repurchase Plan

Our employee stock purchase program (“ESPP”) provides for the sale of up to 1,500,000 share of our common stock to our employees at discounted purchase prices. The cost per share under this plan is currently 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period during 2009 under the ESPP began January 1, 2009 and ended June 30, 2009. The second purchase period began July 1, 2009 and ended December 31, 2009. Compensation expense under the ESPP, which was $0.1 million for 2009, is based on the discount of 10% at the end of the purchase period. $0.8 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,375,388 shares of common stock available for purchase under the ESPP as of December 31, 2009.

In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our Employee Stock Purchase Plan. During 2009, we repurchased 67,268 shares for approximately $1.0 million. As of December 31, 2009, there were 375,388 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

9.	Operating Segments

Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment as none of the centers or other ancillary products or services meet the quantitative thresholds for separate disclosure under the applicable accounting. Each of the centers has similar expected economic characteristics, service and product offerings and customers. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

The following table presents revenue for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007

Membership dues	$564,605	$508,927	$434,138
Enrollment fees	26,138	26,570	24,741
Personal training	111,342	106,802	88,278
Other in-center	121,492	111,396	93,937
Other	13,424	15,926	14,692

Total revenue	$837,001	$769,621	$655,786

10.	Commitments and Contingencies

Lease Commitments — We lease certain property under operating leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2009 are as follows:

2010	$40,278
2011	40,422
2012	39,529
2013	38,801
2014	39,661
Thereafter	571,292

Total minimum annual payments under all noncancelable operating leases	$769,983

Rent expense under operating leases was $40.2 million, $27.4 million and $19.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.

Sale-Leaseback Transactions — In 2003, we financed two of our Michigan centers pursuant to the terms of a sale-leaseback transaction that qualified as an operating lease. Pursuant to the terms of the lease, we agreed to lease the centers for a period of 20 years. At December 31, 2009, the future minimum lease payments due under the lease amounted to $71.9 million.

On August 21, 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (“Senior Housing”) providing for the sale of certain properties to Senior Housing in a sale-leaseback transaction. The properties are located in Alpharetta, Georgia, Allen, Texas, Omaha, Nebraska and Romeoville, Illinois (the “Properties”), and were sold to Senior Housing for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Senior Housing. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible net worth of at least $200.0 million. At December 31, 2009, the future minimum lease payments due under the lease amounted to $198.9 million.

On September 26, 2008, a wholly owned subsidiary sold certain properties to LT FIT (AZ-MD) LLC, an affiliate of W.P. Carey & Co., LLC (“W.P. Carey”). The properties are located in Scottsdale, Arizona and Columbia, Maryland (the “Properties”), and were sold to W.P. Carey for approximately $60.5 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and W.P. Carey, our subsidiary will Lease the Properties from W.P. Carey. The Lease has a total term of 40 years, including an initial term of 20 years and four consecutive automatic renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and are automatically exercised if notice is not provided to W.P. Carey 18 months before the lease term ends. The initial rent will be approximately $5.7 million per year, increased after every year during the initial term and each year of any renewal option, if exercised, by an amount equal to 2% of the rent paid in the calendar year immediately before the effective date of the rent increase. The Lease is an “absolute net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of W.P. Carey. Pursuant to the terms of a Guaranty and Suretyship Agreement, we have guaranteed the subsidiary’s obligations under the Lease. At December 31, 2009, the future minimum lease payments due under the lease amounted to $130.9 million.

We account for the sale-leaseback transactions as operating leases in accordance with the applicable accounting guidance. The gains we recognized upon completion of the sale-leaseback transactions, a total of $7.4 million, have been deferred and are being recognized over the lease term.

Purchase Commitments — We contract in advance for land purchases and construction services and materials, among other things. The purchase commitments were $44.6 million, $86.7 million and $156.4 million at December 31, 2009, 2008 and 2007, respectively.

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

401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $1.6 million, $1.5 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Letters of Credit — As of December 31, 2009, the Company had $10.9 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation, commercial liability insurance, and as security for our indebtedness to Teachers Insurance and Annuity Association of America. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of December 31, 2009, no amounts had been drawn on any of these irrevocable standby letters of credit.

As of December 31, 2009, the Company had posted bonds totaling $27.4 million related to construction activities and operational licensing.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

Guarantee — Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14.7 million. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee. The guarantee runs through June 7, 2010 subsequently extended to June 7, 2011 by the bank as of February 24, 2010. As of December 31, 2009, the maximum amount of future payments under our one-third of the guarantee was $2.8 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.

11.	Related Party Transactions

We leased various fitness and office equipment from third party equipment vendors for use at the center in Bloomingdale, Illinois. We then sublet this equipment to Bloomingdale LLC. The terms of the sublease were such that Bloomingdale LLC was charged the equivalent of the debt service for the use of the equipment. In 2007, the equipment was fully paid off and the leases expired, thus we did not charge Bloomingdale LLC in 2008 or 2009. We charged Bloomingdale LLC $0.4 million for the year ended December 31, 2007.

In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our chairman of the board of directors and chief executive officer has a 50% interest. In December 2003, we and the general partnership executed an addendum to this lease whereby we leased an additional 5,000 square feet of office space on a month-to-month basis within the shopping center, which we terminated effective January 1, 2007. We paid rent pursuant to this lease of $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In May 2008, we hired a construction company to complete an excavation project on the remodel of one of our centers. Our chairman of the board of directors and chief executive officer owns 100% of the interests in such construction company. The total cost of the project was $0.7 million, of which $0.3 million was paid by us to the construction company in 2008, and $0.4 million was paid in 2009.

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

All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We may, but do not currently plan to, make matching contributions and/or discretionary contributions to this plan. If we did make contributions to this plan, the contributions would vest to each participant according to their years of service with us. At December 31, 2009, $1.6 million had been deferred and is being held on behalf of the employees. This amount is reflected as an other liability on the balance sheet.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Table amounts in thousands, except share and per share data)

13.	Quarterly Financial Data (Unaudited)

The following is a condensed summary of actual quarterly results of operations for 2009 and 2008:

	2008				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenue	$184,451	$192,407	$198,809	$193,954	$206,434	$212,549	$214,320	$203,698
Income from operations(1)	36,016	39,878	42,123	29,337	32,503	38,270	39,982	38,106
Net income	17,404	19,828	21,574	13,015	15,114	18,260	20,633	18,377
Earnings per share(2)
Basic(3)	$0.45	$0.51	$0.55	$0.33	$0.39	$0.46	$0.52	$0.47
Diluted(3)	0.44	0.50	0.55	0.33	0.38	0.46	0.51	0.46

(1)	Total operating expenses in the fourth quarter of 2008 include expenses totaling $5.0 million associated with plans to slow the development of new centers. These expenses include severance costs, lower-of-cost-or-market adjustments in connection with assets held for sale and write-offs associated with land development cancelled in the fourth quarter of 2008.

(2)	See Note 2 for discussion on the computation of earnings per share.

(3)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:

We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:

We have audited the internal control over financial reporting of Life Time Fitness, Inc. (a Minnesota Corporation) and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 26, 2010

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

	2008				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for number of centers and per share data)

Total revenue	$184,451	$192,407	$198,809	$193,954	$206,434	$212,549	$214,320	$203,698
Income from operations(1)	36,016	39,878	42,123	29,337	32,503	38,270	39,982	38,106
Net income	17,404	19,828	21,574	13,015	15,114	18,260	20,633	18,377
Earnings per share
Basic(2)	$0.45	$0.51	$0.55	$0.33	$0.39	$0.46	$0.52	$0.47
Diluted(2)	0.44	0.50	0.55	0.33	0.38	0.46	0.51	0.46
Net cash provided by (used in):
Operating activities	$49,322	$56,338	$37,852	$39,554	$49,660	$48,624	$40,267	$47,652
Investing activities	(104,056)	(145,260)	42,006	(98,685)	(50,386)	(40,428)	(24,766)	(27,705)
Financing activities	51,839	90,137	(76,413)	62,841	473	(7,967)	(18,169)	(21,802)
EBITDA(3)	$52,929	$57,394	$61,179	$50,042	$54,904	$61,237	$63,726	$61,066
Free cash flow(4)	$(51,163)	$(78,754)	$(87,122)	$(63,232)	$760	$5,799	$15,139	$17,873
Annual attrition rate(5)	36.1%	38.8%	41.2%	42.3%	42.7%	41.5%	40.6%	40.6%
Rent expense	$5,121	$5,460	$6,723	$10,071	$9,996	$10,084	$10,064	$10,097
Centers open at end of quarter(6)	71	74	77	81	83	84	84	84

(1)	Total operating expenses in the fourth quarter of 2008 include expenses totaling $5.0 million associated with plans to slow the development of new centers. These expenses include severance costs, lower-of-cost-or-market adjustments in connection with assets held for sale and write-offs associated with land development cancelled in the fourth quarter of 2008.

(2)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

(3)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA as a measure of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income to EBITDA:

	2008				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for number of centers and per share data)

Net income	$17,404	$19,828	$21,574	$13,015	$15,114	$18,260	$20,633	$18,377
Interest expense, net	7,211	6,905	7,185	8,251	7,474	7,880	7,651	7,333
Provision for income taxes	11,724	13,471	13,700	8,329	10,252	12,462	12,014	12,713
Depreciation and amortization	16,590	17,190	18,720	20,447	22,064	22,635	23,428	22,643

EBITDA	$52,929	$57,394	$61,179	$50,042	$54,904	$61,237	$63,726	$61,066

(4)	Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	2008				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for number of centers and per share data)

Net cash provided by operating activities	$49,322	$56,338	$37,852	$39,554	$49,660	$48,624	$40,267	$47,652
Less: Purchases of property and equipment	(100,485)	(135,092)	(124,974)	(102,786)	(48,900)	(42,825)	(25,128)	(29,779)

Free cash flow	$(51,163)	$(78,754)	$(87,122)	$(63,232)	$760	$5,799	$15,139	$17,873

(5)	Annual attrition rate is calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month membership balance for the trailing 12 months.

(6)	The data being presented includes the center owned by Bloomingdale LLC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.  As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, they believe that, as of December 31, 2009, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2010 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

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

The following table sets forth the name, age and positions of each of our executive officers as of February 26, 2010:

Name	Age	Position

Bahram Akradi	48	Chairman of the Board of Directors, President and Chief Executive Officer
Michael R. Robinson	50	Executive Vice President and Chief Financial Officer
Eric J. Buss	43	Executive Vice President, General Counsel and Secretary
Scott C. Lutz	51	Executive Vice President, Chief Marketing Officer
Mark L. Zaebst	50	Executive Vice President
Jeffrey G. Zwiefel	47	Executive Vice President

Bahram Akradi founded our company in 1992 and has been a director since our inception. Mr. Akradi was elected Chief Executive Officer and Chairman of the Board of Directors in May 1996. In December 2009, Mr. Akradi was appointed President of our company; a position he also held from 1992 through December 2007. Mr. Akradi has over 25 years of experience in Healthy Way of Life initiatives. From 1984 to 1989, he led U.S. Swim & Fitness Corporation as its co-founder and Executive Vice President. Mr. Akradi was a founder of the health and fitness Industry Leadership Council.

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

Jeffrey G. Zwiefel joined our company in December 1998 as Vice President, Health Enhancement Division and became Vice President of Fitness, Training and New Program Development in January 2004. Mr. Zwiefel was named Senior Vice President, Life Time University in March 2005, and named Executive Vice President of Operations in June 2008. Mr. Zwiefel has 23 years of comprehensive and diverse experience in the health, fitness and wellness industry. Prior to joining our company in 1999, Mr. Zwiefel worked for over nine years with NordicTrack, Inc. where he served most recently as Vice President, Product Development. Mr. Zwiefel has a M.S. in exercise physiology.

Item 11.	Executive Compensation.

Incorporated into this item by reference is the information under “Election of Directors” and “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated into this item by reference is the information under “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated into this item by reference is the information under “Certain Relationships and Related Party Transactions” and “Election of Directors — Director Independence” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Incorporated into this item by reference is the information under “Ratification of Independent Registered Public Accounting Firm — Fees” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as Part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules:

The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements.

Other schedules are omitted because they are not required.

(b) Exhibits:

3.1		Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2		Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
4		Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10	.1#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.2		Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.3		Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.4		Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.5		Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.6		Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.7		Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.8		Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.9		Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.10		Series A Stock Purchase Agreement dated May 7, 1996, including amendments thereto.	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.11		Series B Stock Purchase Agreement dated December 8, 1998, including amendments thereto.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.12		Series C Stock Purchase Agreement dated August 16, 2000, including amendments thereto.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.13		Series D Stock Purchase Agreement dated July 19, 2001, including amendments thereto.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.14		Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center — Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
10	.15#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009).	Incorporated by reference to Appendix B to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009.
10	.16#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form10-K for the year ended December 31, 2008 (File No. 001-32230).
10	.17#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10	.18#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10	.19#	2008 Key Executive Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230).
10.20		Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).
10.21		Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230).
10	.22#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10	.23#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.24		Lease Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).
10.25		Guaranty and Suretyship Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).
10.26		Purchase and Sale Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).
10	.27#	Form of 2006 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 001-32230).
10	.28#	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230).
10	.29#	Executive Nonqualified Excess Plan.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 001-32230).
10.30		Loan Agreement dated January 24, 2007 among LTF CMBS I, LLC, the Company and Goldman Sachs Commercial Mortgage Capital, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).
10.31		Lease Agreement dated January 24, 2007 among LTF CMBS I, LLC and LTF Club Operations Company, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).
10.32		Guaranty of the Loan Agreement dated January 24, 2007 for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P. executed by the Company	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).
10.33		Lease Guaranty dated January 24, 2007 for the benefit of LTF CMBS I, LLC executed by the Company.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).
10.34		Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-32230).
10	.35#	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230).
10	.36#	Form of Restricted Stock Unit Agreement issued to Bahram Akradi	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated March 14, 2008 (File No. 001-32230).

10	.37#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008.
10.38		Indenture of Trust between LTF Real Estate VRDN I, LLC, as Borrower, and Manufacturers and Traders Trust Company, as Trustee for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.39		Reimbursement Agreement among General Electric Capital Corporation, GE Government Finance, Inc., and LTF Real Estate VRDN I, LLC for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.40		Lease Agreement between LTF Real Estate VRDN I, LLC and LTF Club Operations Company, Inc. dated as of June 13, 2008 (Chanhassen, MN — Headquarters).	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.41		Lease Agreement between LTF Real Estate VRDN I, LLC and LTF Club Operations Company, Inc. dated as of June 13, 2008 (Overland Park, KS).	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.42		Lease Guaranty and Negative Pledge Agreement dated as of June 1, 2008 by Life Time Fitness, Inc. in favor of LTF Real Estate VRDN I, LLC.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.43		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Chanhassen, MN).	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.44		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Overland Park, KS).	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.45		Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Chanhassen, MN).	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.46		Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Overland Park, KS).	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).
10.47		Purchase and Sale Agreement by and among Life Time Fitness, Inc. and LTF Real Estate Company, Inc., as Seller, and Senior Housing Properties Trust, as Purchaser, dated as of August 21, 2008.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.48		Lease Agreement dated as of August 21, 2008 by and among SNH LTF Properties LLC, as Landlord, and LTF Real Estate Company, Inc., as Tenant	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.49		Guaranty Agreement dated as of August 21, 2008 by Life Time Fitness, Inc. for the benefit of SNH LTF Properties LLC.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.50		Lease Agreement between LT FIT (AZ-MD) LLC (an affiliate of W.P. Carey & Col, LLC), as Landlord, and LTF Real Estate Company, Inc., as Tenant dated September 26, 2008.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.51		Guaranty and Suretyship Agreement dated as of September 26, 2008 made by Life Time Fitness, Inc. to LT FIT (AZ-MD) LLC.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.52		Form of Omnibus Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated November 10, 2008.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 001-32230).
10	.53#	Form of 2009 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-32230).
10	.54#	Separation Agreement between Life Time Fitness, Inc. and Michael J. Gerend dated May 1, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 1, 2009 (File No. 001-32230).
10	.55#	Form of Restricted Stock Agreement for 2004 Long-Term Incentive Plan granted June 11, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 11, 2009 (File No. 001-32230).
21		Subsidiaries of the Registrant.	Filed Electronically.
23		Consent of Deloitte & Touche LLP.	Filed Electronically.
24		Powers of Attorney.	Filed Electronically.
31.1		Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2		Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32		Section 1350 Certifications.	Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

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
Name: John M. Hugo
Title: Vice President and Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 26, 2010 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Giles H. Bateman* Giles H. Bateman	Director

/s/ Jack W. Eugster * Jack W. Eugster	Director

/s/ Guy C. Jackson* Guy C. Jackson	Director

/s/ John K. Lloyd* John K. Lloyd	Director

/s/ Martha A. Morfitt* Martha A. Morfitt	Director

/s/ John B. Richards* John B. Richards	Director

/s/ Joseph S. Vassalluzzo* Joseph S. Vassalluzzo	Director

*	Michael R. Robinson, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Michael R. Robinson
Michael R. Robinson, Attorney-in-Fact