Form 10-Q
period 2010-03-31
LIFE TIME FITNESS INC
filed 2010-04-28
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of April 23, 2010 was 41,752,604 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,955	$6,282
Accounts receivable, net	3,638	4,026
Center operating supplies and inventories	15,222	14,621
Prepaid expenses and other current assets	16,540	12,938
Deferred membership origination costs	19,435	20,278
Deferred income taxes	–	660

Total current assets	67,790	58,805
PROPERTY AND EQUIPMENT, net	1,513,385	1,512,993
RESTRICTED CASH	2,434	2,941
DEFERRED MEMBERSHIP ORIGINATION COSTS	7,748	8,716
OTHER ASSETS	47,483	48,070

TOTAL ASSETS	$1,638,840	$1,631,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,815	$16,716
Accounts payable	17,453	14,429
Construction accounts payable	9,499	9,882
Accrued expenses	57,485	48,235
Deferred revenue	38,154	36,939

Total current liabilities	135,406	126,201
LONG-TERM DEBT, net of current portion	622,056	643,630
DEFERRED RENT LIABILITY	30,197	29,048
DEFERRED INCOME TAXES	76,105	77,189
DEFERRED REVENUE	8,445	8,819
OTHER LIABILITIES	9,297	9,207

Total liabilities	881,506	894,094

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 41,731,529 and 41,410,367 shares issued and outstanding, respectively	835	829
Additional paid-in capital	396,413	395,121
Retained earnings	361,931	344,095
Accumulated other comprehensive loss	(1,845)	(2,614)

Total shareholders’ equity	757,334	737,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,638,840	$1,631,525

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
REVENUE:
Membership dues	$145,165	$137,397
Enrollment fees	6,324	6,473
In-center revenue	65,532	59,302

Total center revenue	217,021	203,172
Other revenue	2,750	3,262

Total revenue	219,771	206,434

OPERATING EXPENSES:
Center operations	137,584	126,974
Advertising and marketing	6,772	8,298
General and administrative	10,700	11,708
Other operating	4,308	4,887
Depreciation and amortization	22,765	22,064

Total operating expenses	182,129	173,931

Income from operations	37,642	32,503

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $19 and $139, respectively	(8,097)	(7,474)
Equity in earnings of affiliate	301	337

Total other income (expense)	(7,796)	(7,137)

INCOME BEFORE INCOME TAXES	29,846	25,366
PROVISION FOR INCOME TAXES	12,010	10,252

NET INCOME	$17,836	$15,114

BASIC EARNINGS PER COMMON SHARE	$0.45	$0.39

DILUTED EARNINGS PER COMMON SHARE	$0.44	$0.38

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	39,746	39,226

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	40,780	39,392

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,836	$15,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,765	22,064
Deferred income taxes	(1,826)	303
Loss on disposal of property and equipment, net	104	119
Amortization of deferred financing costs	849	669
Share-based compensation	1,775	2,234
Equity in earnings of affiliate	(301)	(337)
Dividend received from equity investment	350	350
Changes in operating assets and liabilities	12,238	7,868
Other	85	1,276

Net cash provided by operating activities	53,875	49,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,039)	(48,900)
Proceeds from sale of property and equipment	20	4
Increase in other assets	(237)	(1,634)
Decrease in restricted cash	507	144

Net cash used in investing activities	(22,749)	(50,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	4,813
Repayments of long-term borrowings	(32,666)	(3,694)
Proceeds from (repayments of) revolving credit facility, net	7,800	(300)
Decrease (increase) in deferred financing costs	42	(346)
Proceeds from stock option exercises	371	—

Net cash provided by (used in) financing activities	(24,453)	473

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,673	(253)
CASH AND CASH EQUIVALENTS – Beginning of period	6,282	10,829

CASH AND CASH EQUIVALENTS – End of period	$12,955	$10,576

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2009.
2. Share-Based Compensation
Stock Option and Incentive Plans
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
As of March 31, 2010, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 787,052 shares were outstanding, and a total of 2,851,763 restricted shares were granted, of which 1,985,478 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2010 and 2009, was as follows:

	For the Three Months
	Ended March 31,
	2010	2009
Share-based compensation expense related to stock options	$31	$541
Share-based compensation expense related to restricted shares	1,714	1,663
Share-based compensation expense related to ESPP	30	30

Total share-based compensation expense	$1,775	$2,234

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Summary of Restricted Stock Activity

		Range of Market
	Restricted	Price Per Share
	Shares	on Grant Date
Outstanding at December 31, 2009	1,966,672	$9.72-53.95
Granted	313,561	$28.79
Canceled	(15,927)	$9.72-50.82
Vested	(278,828)	$9.72-53.95

Outstanding at March 31, 2010	1,985,478	$9.72-53.95

During the three months ended March 31, 2010 and 2009, we issued 313,561 and 657,315 shares of restricted stock, respectively, with an aggregate fair value of $9.0 million and $6.4 million, respectively. The grant date fair market value of restricted shares that vested during the three months ended March 31, 2010 was $5.9 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of March 31, 2010, there was $19.1 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 3.0 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. As of March 31, 2010, 980,000 of these shares were still outstanding. If a specified EPS target is achieved for fiscal 2011, 50% of the restricted shares will vest. If a higher EPS target is achieved for fiscal 2011, 100% of the restricted shares will vest. If the grant has not fully vested after fiscal 2011, 50% of the shares will vest if a specified EPS target is achieved for fiscal 2012. If none of the shares vested after fiscal 2011, 100% of the shares will vest if a higher EPS target is achieved for fiscal 2012. In the event that we do not achieve the required EPS targets, the restricted stock will be forfeited. A maximum of $20.0 million could be recognized as compensation expense under this grant if all EPS targets are met.
We believe these targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our current baseline expectations, and therefore, we did not recognize any compensation expense associated with the grant since the grant date, including the three months ended March 31, 2010, nor has any share amount been included in our total diluted shares. If all of the targets had been considered probable at March 31, 2010, we would have recognized $6.2 million of compensation cost during the three months ended March 31, 2010. If it becomes probable that certain of the EPS performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as compensation expense over the performance period. The probability of reaching the targets is revaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we later determine that it is not probable that the minimum EPS performance threshold for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Summary of Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2009	810,578	$22.93	4.8	$3,669
Granted	—	$—
Exercised	(23,526)	$15.75
Canceled	—	$—

Outstanding at March 31, 2010	787,052	$23.14	4.5	$5,315

Vested or Expected to Vest at March 31, 2010	786,657	$23.13	4.5	$5,315

Exercisable at March 31, 2010	783,106	$23.03	4.5	$5,315

No options were granted during the three months ended March 31, 2010 or the three months ended March 31, 2009. As of March 31, 2010, there was less than $0.1 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.1 years.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price at March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.3 million and $0.0 million, respectively.
Net cash proceeds from the exercise of stock options were $0.4 million and $0.0 million for the three months ended March 31, 2010, and 2009, respectively. The actual income tax benefit realized from stock option exercises total $0.0 million for each of those same periods.
Employee Stock Purchase Plan and Related Share Repurchase Plan
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began January 1, 2010 and ends June 30, 2010. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period.
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first three months of 2010, we repurchased 18,425 shares for approximately $0.5 million. As of March 31, 2010, there were 356,963 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
3. Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of dilutive stock options and restricted stock awards during each period presented. Stock options excluded from the calculation of diluted EPS because the option exercise or award price was greater than the average market price of the common share were 153,852 and 851,350 for the three months ended March 31, 2010 and 2009, respectively. Long-term performance-based restricted shares excluded from the calculation of diluted EPS because vesting of the shares was not probable were 980,000 and 0 for the three months ended March 31, 2010 and 2009, respectively.
The basic and diluted earnings per share calculations are shown below:

	For the Three Months
	Ended March 31,
	2010	2009
Net income	$17,836	$15,114

Weighted average number of common shares outstanding — basic	39,746	39,226
Effect of dilutive stock options	133	81
Effect of dilutive restricted stock awards	901	85

Weighted average number of common shares outstanding — diluted	40,780	39,392

Basic earnings per common share	$0.45	$0.39

Diluted earnings per common share	$0.44	$0.38

4. Operating Segments
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment as none of the centers or other ancillary products or services meet the quantitative thresholds for separate disclosure under the applicable accounting. Each of the centers has similar expected economic characteristics and customers, and generally offers similar service and product offerings. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.
The following table presents revenue for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
	2010	2009
Membership dues	$145,165	$137,397
Enrollment fees	6,324	6,473
Personal training	32,626	29,142
Other in-center	32,906	30,160
Other	2,750	3,262

Total revenue	$219,771	$206,434

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months
	Ended March 31,
	2010	2009
Accounts receivable	$323	$2,531
Center operating supplies and inventories	(601)	506
Prepaid expenses and other current assets	(3,892)	(2,920)
Deferred membership origination costs	1,811	(1,095)
Accounts payable	3,195	(2,474)
Accrued expenses	9,250	8,308
Deferred revenue	841	2,485
Deferred rent liability	1,148	(651)
Other liabilities	163	1,178

Changes in operating assets and liabilities	$12,238	$7,868

We made cash payments for income taxes of $4.9 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.
We made cash payments for interest, net of capitalized interest, of $6.8 million and $7.1 million for the three months ended March 31, 2010 and 2009, respectively. Capitalized interest was $0.7 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.
Construction accounts payable and accounts payable related to property and equipment was $9.4 million at March 31, 2010 and $44.3 million at March 31, 2009.
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
7. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued new guidance on the consolidation of variable interest entities, which was effective for us beginning January 1, 2010. The guidance amends the consolidation guidance applicable to variable interest entities to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The implementation did not have an impact on our consolidated financial statements.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings at 4.825% plus the applicable spread (which depends on our cash flow leverage ratio) until October 2010. In May 2009, we amended the interest swap contract to effectively fix the rates paid on the $125.0 million of variable rate borrowings at 4.715% plus the applicable spread from July 2009 until October 2010. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of March 31, 2010, the $1.8 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $3.0 million gross fair market value of the swap contract was included in current maturities of long-term debt.
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
9. Fair Value Measurements
The carrying amounts related to cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of March 31, 2010. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	March 31, 2010
	Carrying	Estimated
	Value	Fair Value
Fixed-rate debt	$338,727	$317,428
Obligations under capital leases	18,451	18,344
Floating-rate debt	277,693	264,085

Total	$634,871	$599,857

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion may contain forward-looking statements regarding us and our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
The interim consolidated financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2009.
Overview
We operate large, multi-use sports, fitness and family recreation centers. As of April 28, 2010, we operated 87 centers primarily in residential locations across 19 states under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for same-center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center for same-center revenue purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations.
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue may be lower in future periods than in the past. Of the three new large format centers we have opened or plan to open in 2010, two will be in existing markets. Of the two boutique centers we have opened or plan to open in 2010, both will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
Over the past several years, in addition to opening new centers, we have assumed the operations of leased facilities and we have financed several centers with sale-leasebacks transactions. As a result of opening new centers, assuming the operations of leased facilities and entering into sale-leaseback transactions, our center operating margins are lower than they have been historically. We expect that the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the occupancy costs for our leased centers and the lease costs for facilities which we financed through sale-leaseback transactions, will affect our center operating margins at these centers and on a consolidated basis.
In 2008 and 2009, we experienced increased member attrition and lower revenue per membership as well as higher membership acquisition costs due to the challenging economic environment. If the challenging economic conditions continue, we may face continued lower total revenue and operating profit in affected centers and on a consolidated basis. Certain of our markets may be impacted more severely than others as a result of regional economic factors such as housing, competition or unemployment rates. In the first quarter 2010, we saw some improvement in attrition and revenue per membership metrics, but we continue to incur high membership acquisition costs.

In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C. (“Bloomingdale LLC”) with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of revenue and same-center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships, Flex subscription memberships and center attrition rates. During 2008, our annual attrition rate (trailing 12 month) increased from 34.3% to 42.3% driven primarily by the slowing economy and inactive members leaving earlier than in the past. During 2009, our annual attrition rate decreased from 42.3% to 40.6%. In first quarter 2010, our trailing 12 month attrition rate decreased to 39.3%.
We have three primary sources of revenue.
•	Our largest source of revenue is membership dues (66.1% of total revenue for the three months ended March 31, 2010) and enrollment fees (2.9% of total revenue for the three months ended March 31, 2010) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the estimated average membership life, which we estimate to be 30 months for the first quarter of 2010 and all of 2009 and the fourth quarter of 2008, 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods.

•	We generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (29.7% of total revenue for the three months ended March 31, 2010), including fees for personal training, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•	We have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.3% of total revenue for the three months ended March 31, 2010), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.
We have five primary sources of operating expenses.
•	Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•	Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership levels, in-center businesses and our corporate businesses.

•	General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•	Other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets.

•	Depreciation and amortization are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center businesses.
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a large format center can vary considerably based on variability in land cost and the cost of construction labor, as well as whether or not a tennis area is included or whether or not we expand the gymnasium or add other facilities. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives and tax provisions. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results.
Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2009.

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months
	Ended March 31,
	2010	2009
Revenue
Center revenue
Membership dues	66.1%	66.6%
Enrollment fees	2.9	3.1
In-center revenue	29.7	28.7

Total center revenue	98.7	98.4
Other revenue	1.3	1.6

Total revenue	100.0	100.0

Operating expenses
Center operations	62.5	61.5
Advertising and marketing	3.1	4.0
General and administrative	4.9	5.7
Other operating	2.0	2.4
Depreciation and amortization	10.4	10.7

Total operating expenses	82.9	84.3

Income from operations (operating margin)	17.1	15.7

Other income (expense)
Interest expense, net	(3.7)	(3.6)
Equity in earnings of affiliate	0.2	0.2

Total other income (expense)	(3.5)	(3.4)

Income before income taxes	13.6	12.3
Provision for income taxes	5.5	5.0

Net income	8.1%	7.3%

Other financial data:
Same-center revenue growth–13 month (1)	2.6%	(2.7%)
Mature same-center revenue growth–37 month (1)	(1.2%)	(7.9%)
Average revenue per membership (2)	$369	$352
Average in-center revenue per membership (3)	$111	$103
Trailing 12 month attrition rate (4)	39.3%	42.7%
Quarterly attrition rate (5)	8.5%	9.8%
EBITDA (in thousands) (6)	$60,708	$54,904
EBITDA margin (7)	27.6%	26.6%
EBITDAR (in thousands) (6)	$71,218	$64,900
EBITDAR margin (8)	32.4%	31.4%
Capital expenditures (in thousands) (9)	$23,039	$48,900
Free cash flow (in thousands) (10)	$30,836	$760

Operating data (end of period) (11):
Centers open	87	83
Memberships	613,882	599,919
Center square footage (12)	8,704,380	8,333,579

(1)	Membership dues, enrollment fees and in-center revenue for a center are included in same-center revenue growth – 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same-center revenue growth – 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(2)	Average revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(3)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(4)	Trailing 12 month attrition rate (or annual attrition rate) is calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month membership balance for the trailing 12 months.

(5)	Quarterly attrition rate is calculated as follows: total terminations for the quarter (excluding frozen memberships) divided into the average beginning month membership balance for the quarter.

(6)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR adds rent expense to EBITDA. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes.
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Net income	$17,836	$15,114
Interest expense, net	8,097	7,474
Provision for income taxes	12,010	10,252
Depreciation and amortization	22,765	22,064

EBITDA	$60,708	$54,904

Rent expense	10,510	9,996

EBITDAR	$71,218	$64,900

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin in the ratio of EBITDAR to total revenue.

(9)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at period end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

(10)	Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP.
The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$53,875	$49,660
Less: Purchases of property and equipment	(23,039)	(48,900)

Free cash flow	$30,836	$760

(11)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

(12)	The square footage presented in this table reflects fitness square footage which is the best metric for the efficiencies of a facility. We exclude outdoor pool, outdoor play areas, indoor/outdoor tennis elements and satellite facility square footage.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Total revenue. Total revenue increased $13.3 million, or 6.5%, to $219.8 million for the three months ended March 31, 2010 from $206.4 million for the three months ended March 31, 2009.
Total center revenue grew $13.8 million, or 6.8%, to $217.0 million for the three months ended March 31, 2010 from $203.2 million for the three months ended March 31, 2009. Of the $13.8 million increase in total center revenue,
•	56.1% was from membership dues, which increased $7.7 million, or 5.7%, due to increased memberships at new centers and higher average dues. Our number of memberships increased 2.3% to 613,882 at March 31, 2010 from 599,919 at March 31, 2009.

•	45.0% was from in-center revenue, which increased $6.2 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $103 for the three months ended March 31, 2009 to $111 for the three months ended March 31, 2010.

•	(1.1%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2008, the estimated average membership life has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased by $0.1 million for the three months ended March 31, 2010 to $6.3 million. Our average enrollment fee was lower in the first quarter of 2010 than in the first quarter of 2009.
Other revenue decreased $0.5 million, or 15.7%, to $2.8 million for the three months ended March 31, 2010, which was primarily due to lower media sales.
Center operations expenses. Center operations expenses totaled $137.6 million, or 63.4% of total center revenue (or 62.5% of total revenue), for the three months ended March 31, 2010, compared to $127.0 million, or 62.5% of total center revenue (or 61.5% of total revenue), for the three months ended March 31, 2009. This $10.6 million increase primarily consisted of an increase of $5.3 million in additional payroll-related costs to support increased memberships and revenue growth at our centers and $1.9 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers. Center rent expense totaled $10.3 million for the three months ended March 31, 2010 and $9.8 million for the three months ended March 31, 2009. This $0.5 million increase is primarily a result of a new ground lease. Center operations expenses increased as a percent of total revenue due primarily to increases in member acquisition costs and costs associated with increased in-center revenue.
Advertising and marketing expenses. Advertising and marketing expenses were $6.8 million, or 3.1% of total revenue, for the three months ended March 31, 2010 compared to $8.3 million, or 4.0% of total revenue, for the three months ended March 31, 2009. These expenses decreased primarily due to more targeted and more market-specific marketing campaigns.
General and administrative expenses. General and administrative expenses were $10.7 million, or 4.9% of total revenue, for the three months ended March 31, 2010 compared to $11.7 million, or 5.7% of total revenue, for the three months ended March 31, 2009. This $1.0 million decrease was primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $4.3 million for the three months ended March 31, 2010 compared to $4.9 million for the three months ended March 31, 2009.
Depreciation and amortization. Depreciation and amortization was $22.8 million for the three months ended March 31, 2010 compared to $22.1 million for the three months ended March 31, 2009. This $0.7 million increase was due primarily to depreciation on our new centers opened in 2009 and the first quarter of 2010.
Interest expense, net. Interest expense, net of interest income, was $8.1 million for the three months ended March 31, 2010 compared to $7.5 million for the three months ended March 31, 2009. This $0.6 million increase was primarily the result of costs associated with the partial prepayment of mortgage debt of $0.8 million and decreased capitalized interest on construction projects of $0.2 million, partially offset by a reduction in debt levels.
Provision for income taxes. The provision for income taxes was $12.0 million for the three months ended March 31, 2010 compared to $10.3 million for the three months ended March 31, 2009. This $1.7 million increase was due to an increase in income before income taxes of $4.5 million, partially offset by a lower effective income tax rate in the first quarter of 2010. The effective income tax rate for the three months ended March 31, 2010 was 40.2% compared to 40.4% for the three months ended March 31, 2009.
Net income. As a result of the factors described above, net income was $17.8 million, or 8.1% of total revenue, for the three months ended March 31, 2010 compared to $15.1 million, or 7.3% of total revenue, for the three months ended March 31, 2009.
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
In 2009, we slowed our growth plans and began to generate free cash flow that allowed us to pay down a portion of our existing debt. We plan to pay off or refinance debt scheduled to mature in 2011 and 2012, including mortgage notes payable in July 2011 and our revolving credit facility in May 2012, through cash flow from operations, refinancing existing debt facilities or issuing new debt.
Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with proceeds from long-term debt.

The following table summarizes our capital structure as of March 31, 2010 and December 31, 2009 (in thousands).

	March 31,	December 31,
	2010	2009
Debt
Long-term debt	$622,056	$643,630
Current maturities of long-term debt	12,815	16,716

Total debt	634,871	660,346

Shareholders’ Equity
Common stock	835	829
Additional paid-in capital	396,413	395,121
Retained earnings	361,931	344,095
Accumulated other comprehensive loss	(1,845)	(2,614)

Total shareholders’ equity	757,334	737,431

Total capitalization	$1,392,205	$1,397,777

Debt highlights, as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Fixed-rate debt as a percent of total debt	56.7%	59.6%
Weighted-average annual interest rate of total debt	3.4%	3.7%
Total debt (net of cash) as a percent of total capitalization (total debt (net of cash) and total shareholders’ equity)	45.1%	47.0%
Cash provided by operating activities (trailing twelve months) as a percent of total debt	30.0%	28.2%
Operating Activities
As of March 31, 2010, we had total cash and cash equivalents of $13.0 million. We also had $93.2 million available under the existing terms of our revolving credit facility as of March 31, 2010.
Net cash provided by operating activities was $53.9 million for the three months ended March 31, 2010 compared to $49.7 million for the three months ended March 31, 2009.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $22.7 million for the three months ended March 31, 2010 compared to $50.4 million for the three months ended March 31, 2009. The decrease of $27.7 million was primarily due to a reduction in construction accounts payable.

Our capital expenditures were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Purchases of property and equipment	$23,039	$48,900
Non-cash property purchases in construction accounts payable and accounts payable	(554)	(19,470)
Non-cash share-based compensation capitalized to projects under development	88	153

Total capital expenditures	$22,573	$29,583

The following schedule reflects capital expenditures by type of expenditure for the three months ended March 31, 2010 (in thousands):

New center land and construction	$19,715
Initial remodels of acquired centers	186
Maintenance of existing facilities and centralized infrastructure	2,672

Total capital expenditures	$22,573

At March 31, 2010, we had purchased the real property for the three large format centers we plan to open in 2010, of which two have already opened, and had signed leases for two boutique centers we plan to open in 2010, one of which has already opened. We had also purchased real property for three, and entered into a ground lease for two, large format centers that we plan to open after 2010. Construction in progress, including land purchased for future development, totaled $88.6 million at March 31, 2010 and $144.9 million at March 31, 2009.
We expect our cash outlays for capital expenditures to be approximately $100 to $120 million in 2010, including approximately $77 to $97 million in the remaining nine months of 2010. Of this approximately $77 to $97 million, we expect to incur approximately $55 to $65 million for new center construction and approximately $22 to $32 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Net cash used in financing activities was $24.5 million for the three months ended March 31, 2010 compared to net cash provided by financing activities of $0.5 million for the three months ended March 31, 2009. The decrease of $25.0 million was primarily due to payments made on term notes payable to Teachers Insurance and Annuity Association of America (“TIAA”).

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Term notes payable with monthly interest and principal payments totaling $836 and $1,273, respectively, including interest at 8.25% to July 2011	$73,956	$105,531
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012	365,900	358,100
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	101,050	101,418
Other	75,514	76,588

Total debt (excluding obligations under capital leases)	616,420	641,637
Obligations under capital leases	18,451	18,709

Total debt	634,871	660,346
Less current maturities	12,815	16,716

Total long-term debt	$622,056	$643,630

Revolving Credit Facility
The amount of our revolving credit facility is $470.0 million. We may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us if one or more lenders commit the additional $130.0 million. As of March 31, 2010, $365.9 million was outstanding on the facility, plus $10.9 million related to letters of credit, leaving $93.2 million available for additional borrowing under the existing terms of the facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2010 was 1.5% and $354.0 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2009 was 2.2% and $392.8 million, respectively.
Long-Term Debt Activity
On February 23, 2010, we prepaid three of the mortgage notes payable to TIAA at the par amount of $30.2 million. Concurrent with the prepayment, the mortgages were released on three of our centers. Additionally, the loan documents with TIAA were amended reducing the number of shares of our common stock our Chief Executive Officer must retain from 1.8 million to 1.0 million. As of the date of the prepayment, the obligations to TIAA under the remaining ten mortgage notes payable, totaling $74.3 million, remain due in July 2011. In March 2010, TIAA sold a portfolio of mortgages, including ours, to Starwood Property Mortgage Sub-1, L.L.C.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2010.
Our primary financial covenants under our revolving credit facility are:

		Actual as of	Actual as of
		March 31,	December 31,
Covenant	Requirement	2010	2009
Total Consolidated Debt to EBITDAR	Not more than 4.00 to 1.0	3.16 to 1.0	3.29 to 1.0
Senior Debt to EBITDA	Not more than 3.25 to 1.0	1.81 to 1.0	1.82 to 1.0
Fixed Charge Coverage Ratio	Not less than 1.60	2.63 to 1.0	2.65 to 1.0
The formulas for these covenants are specifically defined in the revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of March 31, 2010 and December 31, 2009, our net floating-rate indebtedness was approximately $277.7 million and $271.1 million, respectively. If our interest rates on our floating-rate indebtedness were to have increased by 100 basis points during the three months ended March 31, 2010, our interest costs would have increased by approximately $0.7 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2010, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating-rate indebtedness and cash equivalents balances at March 31, 2010.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2010

			Total Number of	Maximum Number of
		Average	Shares Purchased as	Shares that May Yet
	Total Number of	Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Plan (1)	the Plan (1)
January 1 — 31, 2010	18,425	$25.99	18,425	356,963
February 1 — 28, 2010	—	—	—	356,963
March 1 — 31, 2010	—	—	—	356,963
Total	18,425	$25.99	18,425	356,963

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended, of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230)
3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004
4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004
10.1	Form of 2010 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component	Filed Electronically
10.2	Form of Omnibus Waiver and Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated February 23, 2010	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2010.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended, of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230)
3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004
4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004
10.1	Form of 2010 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component	Filed Electronically
10.2	Form of Omnibus Waiver and Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated February 23, 2010	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically