Form 10-Q
period 2010-06-30
LIFE TIME FITNESS INC
filed 2010-07-30
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of July 20, 2010 was 41,867,444 common shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,010	$6,282
Accounts receivable, net	4,280	4,026
Center operating supplies and inventories	15,559	14,621
Prepaid expenses and other current assets	17,279	12,938
Deferred membership origination costs	17,660	20,278
Deferred income taxes	12	660

Total current assets	78,800	58,805
PROPERTY AND EQUIPMENT, net	1,529,539	1,512,993
RESTRICTED CASH	1,980	2,941
DEFERRED MEMBERSHIP ORIGINATION COSTS	7,715	8,716
OTHER ASSETS	54,544	48,070

TOTAL ASSETS	$1,672,578	$1,631,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,916	$16,716
Accounts payable	19,023	14,429
Construction accounts payable	20,170	9,882
Accrued expenses	54,530	48,235
Deferred revenue	39,697	36,939

Total current liabilities	145,336	126,201
LONG-TERM DEBT, net of current portion	616,694	643,630
DEFERRED RENT LIABILITY	30,821	29,048
DEFERRED INCOME TAXES	76,495	77,189
DEFERRED REVENUE	7,770	8,819
OTHER LIABILITIES	9,409	9,207

Total liabilities	886,525	894,094

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 41,863,094 and 41,410,367 shares issued and outstanding, respectively	838	829
Additional paid-in capital	402,563	395,121
Retained earnings	383,815	344,095
Accumulated other comprehensive loss	(1,163)	(2,614)

Total shareholders’ equity	786,053	737,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,672,578	$1,631,525

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE:
Membership dues	$152,879	$142,841	$298,044	$280,238
Enrollment fees	6,175	6,540	12,499	13,013
In-center revenue	68,457	60,250	133,989	119,552

Total center revenue	227,511	209,631	444,532	412,803
Other revenue	3,577	2,918	6,327	6,180

Total revenue	231,088	212,549	450,859	418,983

OPERATING EXPENSES:
Center operations	142,151	128,871	279,734	255,845
Advertising and marketing	5,903	6,091	12,675	14,389
General and administrative	11,343	11,795	22,043	23,503
Other operating	5,549	4,887	9,858	9,774
Depreciation and amortization	23,218	22,635	45,984	44,699

Total operating expenses	188,164	174,279	370,294	348,210

Income from operations	42,924	38,270	80,565	70,773

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $3, $23, $21 and $162, respectively	(6,917)	(7,880)	(15,013)	(15,354)
Equity in earnings of affiliate	303	332	603	669

Total other income (expense)	(6,614)	(7,548)	(14,410)	(14,685)

INCOME BEFORE INCOME TAXES	36,310	30,722	66,155	56,088
PROVISION FOR INCOME TAXES	14,426	12,462	26,435	22,714

NET INCOME	$21,884	$18,260	$39,720	$33,374

BASIC EARNINGS PER COMMON SHARE	$0.55	$0.46	$1.01	$0.85

DILUTED EARNINGS PER COMMON SHARE	$0.53	$0.46	$0.98	$0.85

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,885	39,285	39,401	39,167

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,154	39,763	40,533	39,475

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,720	$33,374

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,984	44,699
Deferred income taxes	(3,857)	(421)
Loss on disposal of property and equipment, net	592	560
Gain on sale of land held for sale	—	(873)
Amortization of deferred financing costs	1,437	1,301
Share-based compensation	3,561	4,027
Excess tax benefit related to share-based payment arrangements	(1,697)	—
Equity in earnings of affiliate	(603)	(669)
Dividend received from equity investment	350	350
Changes in operating assets and liabilities	15,150	13,895
Other	71	2,041

Net cash provided by operating activities	100,708	98,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,164)	(91,725)
Acquisitions, net of cash acquired	(9,414)	—
Proceeds from sale of property and equipment	720	8
Proceeds from sale of land held for sale	—	1,327
Increase in other assets	(1,423)	(921)
Decrease in restricted cash	961	497

Net cash used in investing activities	(57,320)	(90,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	7,812
Repayments of long-term borrowings	(35,152)	(7,978)
Proceeds from (repayments of) revolving credit facility, net	5,101	(6,800)
Increase in deferred financing costs	(258)	(721)
Excess tax benefit related to share-based payment arrangements	1,697	—
Proceeds from stock option exercises	2,952	193

Net cash used in financing activities	(25,660)	(7,494)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,728	(24)
CASH AND CASH EQUIVALENTS — Beginning of period	6,282	10,829

CASH AND CASH EQUIVALENTS — End of period	$24,010	$10,805

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
As of June 30, 2010, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 666,831 shares were outstanding, and a total of 2,866,921 restricted shares were granted, of which 1,978,518 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Share-based compensation expense related to stock options	$7	$91	$38	$632
Share-based compensation expense related to restricted shares	1,749	1,672	3,463	3,335
Share-based compensation expense related to ESPP	30	30	60	60

Total share-based compensation expense	$1,786	$1,793	$3,561	$4,027

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Summary of Restricted Stock Activity

		Range of Market
		Price Per Share on
	Restricted Shares	Grant Date
Outstanding at December 31, 2009	1,966,672	$9.72-53.95
Granted	313,561	$28.79
Canceled	(15,927)	$9.72-50.82
Vested	(278,828)	$9.72-53.95

Outstanding at March 31, 2010	1,985,478	$9.72-53.95

Granted	15,158	$36.28
Canceled	(3,816)	$9.72-49.06
Vested	(18,302)	$14.31-50.11

Outstanding at June 30, 2010	1,978,518	$9.72-53.95

During the six months ended June 30, 2010 and 2009, we issued 328,719 and 1,685,829 shares of restricted stock, respectively, with an aggregate fair value of $9.5 million and $27.3 million, respectively. The grant date fair value of restricted shares that vested during the six months ended June 30, 2010 was $6.4 million. The total value of each restricted stock grant, based on the fair value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of June 30, 2010, there was $17.6 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.7 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. As of June 30, 2010, 980,000 of these shares were still outstanding. If a specified EPS target is achieved for fiscal 2011, 50% of the restricted shares will vest. If a higher EPS target is achieved for fiscal 2011, 100% of the restricted shares will vest. If the grant has not fully vested after fiscal 2011, 50% of the shares will vest if a specified EPS target is achieved for fiscal 2012. If none of the shares vested after fiscal 2011, 100% of the shares will vest if a higher EPS target is achieved for fiscal 2012. In the event that we do not achieve the required EPS targets, the restricted stock will be forfeited. A maximum of $20.0 million could be recognized as compensation expense under this grant if all EPS targets are met.
We believe these targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our current baseline expectations, and therefore, we did not recognize any compensation expense associated with the grant since the grant date, including the six months ended June 30, 2010, nor has any share amount been included in our total diluted shares. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we had determined that all of the targets had become probable on June 30, 2010, we would have recognized an $8.2 million cumulative compensation adjustment on that date. If we later determine that it is not probable that the minimum EPS performance threshold for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Summary of Stock Option Activity

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2009	810,578	$22.93	4.8	$3,669
Granted	—	$—
Exercised	(23,526)	$15.75
Canceled	—	$—

Outstanding at March 31, 2010	787,052	$23.14	4.5	$5,315

Granted	—	$—
Exercised	(120,221)	$21.48
Canceled	—	$—

Outstanding at June 30, 2010	666,831	$23.44	4.3	$6,493

Vested or Expected to Vest at June 30, 2010	666,685	$23.44	4.3	$6,493

Exercisable at June 30, 2010	665,385	$23.39	4.3	$6,493

No options were granted during the six month periods ended June 30, 2010 or 2009. As of June 30, 2010, there was less than $0.1 million of unrecognized compensation expense related to stock options that is expected to be recognized in the third quarter of 2010.
The aggregate intrinsic value in the table above at June 30, 2010 represents the total pretax intrinsic value (the difference between our closing stock price at June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on June 30, 2010. The intrinsic value changes based on the fair market value of our stock. Total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $1.9 million and $0.3 million, respectively.
Net cash proceeds from the exercise of stock options were $3.0 million and $0.2 million for the six months ended June 30, 2010, and 2009, respectively. The actual income tax benefit realized from stock option exercises total $1.7 million and $0.0 million, respectively, for each of those same periods.
Employee Stock Purchase Plan and Related Share Repurchase Plan
Our ESPP provides for the sale of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began July 1, 2010 and ends December 31, 2010. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period.
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first six months of 2010, we repurchased 18,425 shares for approximately $0.5 million. As of June 30, 2010, there were 356,963 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
3. Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of dilutive stock options and restricted stock awards during each period presented. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 125,156 and 754,003 for the six months ended June 30, 2010 and 2009, respectively. Long-term performance-based restricted shares excluded from the calculation of diluted EPS because vesting of the shares was not probable was 980,000 and 996,000 for each of those same periods, respectively.
The basic and diluted earnings per share calculations are shown below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$21,884	$18,260	$39,720	$33,374

Weighted average number of common shares outstanding – basic	39,885	39,285	39,401	39,167
Effect of dilutive stock options	201	85	159	74
Effect of dilutive restricted stock awards	1,068	393	973	234

Weighted average number of common shares outstanding – diluted	41,154	39,763	40,533	39,475

Basic earnings per common share	$0.55	$0.46	$1.01	$0.85

Diluted earnings per common share	$0.53	$0.46	$0.98	$0.85

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
The following table presents revenue for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Membership dues	$152,879	$142,841	$298,044	$280,238
Enrollment fees	6,175	6,540	12,499	13,013
Personal training	32,215	27,997	64,841	57,139
Other in-center	36,242	32,253	69,148	62,413
Other	3,577	2,918	6,327	6,180

Total revenue	$231,088	$212,549	$450,859	$418,983

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Six Months Ended
	June 30,
	2010	2009
Accounts receivable	$(284)	$2,154
Center operating supplies and inventories	(937)	212
Prepaid expenses and other current assets	(4,225)	(1,966)
Deferred membership origination costs	3,619	(346)
Other assets	—	(1,598)
Accounts payable	6,840	1,631
Accrued expenses	6,296	9,266
Deferred revenue	1,708	3,450
Deferred rent liability	1,773	(43)
Other liabilities	361	1,135

Changes in operating assets and liabilities	$15,150	$13,895

We made cash payments for income taxes of $25.2 million and $20.5 million for the six months ended June 30, 2010 and 2009, respectively.
We made cash payments for interest, net of capitalized interest, of $12.9 million and $14.4 million for the six months ended June 30, 2010 and 2009, respectively. Capitalized interest was $1.5 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively.
Construction accounts payable and accounts payable related to property and equipment was $20.1 million and $22.9 million at June 30, 2010 and 2009, respectively.
6. Commitments and Contingencies
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
On August 27, 2009, Foss Swim School, Inc. filed an action against Life Time Fitness, Inc. and its subsidiary, LTF Club Operations Company, Inc., in district court in Hennepin County, MN seeking monetary damages and injunctive relief relating to our prior relationship with The Foss Swim School and subsequent development of our USwim program. The court heard our motion for summary judgment on July 22, 2010, and has not yet ruled on the motion. A trial date is currently scheduled for October 2010. We continue to vigorously defend the action.
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
8. Intangible Assets
We are required to test our intangible assets for impairment on an annual basis. We are also required to evaluate these assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. An indicator of potential impairment that could impact our intangible asset values include, but is not limited to, a significant loss of occupancy at our rental property located in Highland Park, Minnesota. We expect the facility to continue to be used as a rental property with continuing lease renewals and/or replacements and there have been no legal,

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
regulatory or contractual provisions that would indicate that we could not renew the leases. Accordingly, the leasehold rights, which include in-place lease value and tenant origination value, were originally determined to have an indefinite life. However, during our quarter ended June 30, 2010, we determined it was appropriate to re-evaluate our useful life given the recent challenging commercial real estate markets and the current economic environment. Based upon our review, we determined our leasehold rights to have a finite life. Accordingly, we amortize the remaining carrying value of this intangible asset prospectively over the remaining weighted average lease term for in-place lease value and weighted average lease term plus expected renewal options for tenant origination value. We performed an impairment analysis as of the date of our decision to change the useful life from an indefinite life to a finite life and determined there to be no impairment.
9. Derivative Instruments
As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings at 4.825% plus the applicable spread (which depends on our cash flow leverage ratio) until October 2010. In May 2009, we amended the interest swap contract to effectively fix the rates paid on the $125.0 million of variable rate borrowings at 4.715% plus the applicable spread from July 2009 until October 2010. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive income (loss). As of June 30, 2010, the $1.2 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $1.9 million gross fair market value of the swap contract was included in current maturities of long-term debt.
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
10. Fair Value Measurements
The carrying amounts related to cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of June 30, 2010. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	June 30, 2010
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$336,965	$316,323
Obligations under capital leases	18,189	18,112
Floating-rate debt	273,456	261,507

Total	$628,610	$595,942

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
Overview
We operate large, multi-use sports, fitness and family recreation centers. As of July 30, 2010, we operated 89 centers primarily in residential locations across 19 states under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center’s revenue in the same-center revenue category for comparison purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center’s revenue in the same-center revenue category for comparison purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations. We also measure same-center revenue beginning on the first day of the thirty-seventh full calendar month of the center’s operation, which we refer to as a mature center.
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers already in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue may be lower in future periods than in the past. Of the three new large format centers we have opened or plan to open in 2010, two will be in existing markets. Of the two boutique centers we have opened in 2010, both are in existing markets. We acquired a small heath club in May, 2010 which is in an existing market. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
Over the past several years, in addition to opening new centers, we have assumed the operations of leased facilities and we have financed several centers with sale-leaseback transactions. As a result of opening new centers, assuming the operations of leased facilities and entering into sale-leaseback transactions, our center operating margins are lower than they have been historically. We expect that the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers, as well as the occupancy costs for our leased centers and the lease costs for facilities which we financed through sale-leaseback transactions, will affect our center operating margins at these centers and on a consolidated basis.
In 2008 and 2009, we experienced increased member attrition and lower revenue per membership as well as higher membership acquisition costs due to the challenging economic environment. If the challenging economic conditions continue, we may face continued lower total revenue and operating profit in affected centers and on a consolidated basis. Certain of our markets may be impacted more severely than others as a result of regional economic factors such as housing, competition or unemployment rates. In the first half of 2010, we saw improvement in attrition and revenue per membership metrics, but we continue to incur high membership acquisition costs.
In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C. (“Bloomingdale LLC”) with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average center revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of revenue and same-center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships, Flex subscription memberships and center attrition rates. During 2008, our annual attrition rate (trailing 12 month) increased from 34.3% to 42.3% driven primarily by the challenging economic environment and inactive members leaving earlier than in the past. During 2009, our annual attrition rate decreased from 42.3% to 40.6%. In first half of 2010, our trailing 12 month attrition rate decreased to 38.2%.
We have three primary sources of revenue.
•	Our largest source of revenue is membership dues (66.1% of total revenue for the six months ended June 30, 2010) and enrollment fees (2.8% of total revenue for the six months ended June 30, 2010) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain. We recognize revenue from enrollment fees over the estimated average membership life, which we estimate to be 30 months for the first quarter of 2010 and all of 2009 and the fourth quarter of 2008, 33 months for the second and third quarters of 2008 and 36 months for the first quarter of 2008 and prior periods.

•	We generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (29.7% of total revenue for the six months ended June 30, 2010), including fees for personal training, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers. The revenue associated with these services is generally recognized at the time the service is performed.

•	We have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.4% of total revenue for the six months ended June 30, 2010), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.
We have five primary sources of operating expenses.
•	Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•	Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership levels, in-center businesses and our corporate businesses.

•	General and administrative expenses include costs relating to our centralized support functions, such as corporate general management, accounting, information systems, human resources, procurement, real estate and development and member relations.

•	Other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets.

•	Depreciation and amortization are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.
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

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Center revenue
Membership dues	66.2%	67.2%	66.1%	66.9%
Enrollment fees	2.7	3.1	2.8	3.1
In-center revenue	29.6	28.3	29.7	28.5

Total center revenue	98.5	98.6	98.6	98.5
Other revenue	1.5	1.4	1.4	1.5

Total revenue	100.0	100.0	100.0	100.0

Operating expenses
Center operations	61.5	60.6	62.0	61.1
Advertising and marketing	2.6	2.9	2.8	3.4
General and administrative	4.9	5.5	4.9	5.6
Other operating	2.4	2.3	2.2	2.3
Depreciation and amortization	10.0	10.7	10.2	10.7

Total operating expenses	81.4	82.0	82.1	83.1

Income from operations (operating margin)	18.6	18.0	17.9	16.9

Other income (expense)
Interest expense, net	(3.0)	(3.7)	(3.3)	(3.7)
Equity in earnings of affiliate	0.1	0.2	0.1	0.2

Total other income (expense)	(2.9)	(3.5)	(3.2)	(3.5)

Income before income taxes	15.7	14.5	14.7	13.4
Provision for income taxes	6.2	5.9	5.9	5.4

Net income	9.5%	8.6%	8.8%	8.0%

Other financial data:
Same-center revenue growth–13 month (1)	4.8%	(4.4%)	3.7%	(3.6%)
Mature same-center revenue growth–37 month (1)	1.8%	(9.0%)	0.4%	(8.4%)
Average center revenue per membership (2)	$371	$354	$740	$706
Average in-center revenue per membership (3)	$112	$102	$223	$204
Trailing 12 month attrition rate (4)	38.2%	41.5%	38.2%	41.5%
Quarterly attrition rate (5)	8.4%	9.5%	N/A	N/A
EBITDA (in thousands) (6)	$66,445	$61,237	$127,152	$116,141
EBITDA margin (7)	28.8%	28.8%	28.2%	27.7%
EBITDAR (in thousands) (6)	$77,270	$71,321	$148,487	$136,221
EBITDAR margin (8)	33.4%	33.6%	32.9%	32.5%
Capital expenditures (in thousands) (9)	$25,125	$42,825	$48,164	$91,725
Free cash flow (in thousands) (10)	$21,708	$5,799	$52,544	$6,559

Operating data (end of period) (11):
Centers open	88	84	88	84
Memberships	631,862	608,281	631,862	608,281
Center square footage (12)	8,754,465	8,445,689	8,754,465	8,445,689

(1)	Membership dues, enrollment fees and in-center revenue for a center are included in same-center revenue growth – 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in mature same-center revenue growth – 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(2)	Average center revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(3)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(4)	Trailing 12 month attrition rate (or annual attrition rate) is calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month membership balance for the trailing 12 months. The trailing 12 month attrition rate for the three months and six months ended June 30, 2010 includes a 0.3% positive impact due to a change in calculation methodology adopted April 1, 2010 in which we exclude potential memberships who elect to cancel during their 14-day trial as members.

(5)	Quarterly attrition rate is calculated as follows: total terminations for the quarter (excluding frozen memberships) divided into the average beginning month membership balance for the quarter. The quarterly attrition rate for the three months ended June 30, 2010 includes a 0.3% positive impact due to a change in calculation methodology adopted April 1, 2010.

(6)	EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR adds rent expense to EBITDA. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$21,884	$18,260	$39,720	$33,374
Interest expense, net	6,917	7,880	15,013	15,354
Provision for income taxes	14,426	12,462	26,435	22,714
Depreciation and amortization	23,218	22,635	45,984	44,699

EBITDA	$66,445	$61,237	$127,152	$116,141

Rent expense	10,825	10,084	21,335	20,080

EBITDAR	$77,270	$71,321	$148,487	$136,221

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin in the ratio of EBITDAR to total revenue.

(9)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers, acquisitions (of centers and events) and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at period end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

(10)	Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. Free cash flow does not include acquisition investments. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP.

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$46,833	$48,624	$100,708	$98,284
Less: Purchases of property and equipment	(25,125)	(42,825)	(48,164)	(91,725)

Free cash flow	$21,708	$5,799	$52,544	$6,559

(11)	The operating data presented in these items includes the center owned by Bloomingdale LLC. The data presented elsewhere in this section excludes the center owned by Bloomingdale LLC.

(12)	The square footage presented in this table reflects fitness square footage, which is the best metric for the efficiencies of a facility. We exclude outdoor pool, outdoor play areas, indoor/outdoor tennis elements and satellite facility square footage.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Total revenue. Total revenue increased $18.5 million, or 8.7%, to $231.1 million for the three months ended June 30, 2010 from $212.5 million for the three months ended June 30, 2009.
Total center revenue grew $17.9 million, or 8.5%, to $227.5 million for the three months ended June 30, 2010 from $209.6 million for the three months ended June 30, 2009. Of the $17.9 million increase in total center revenue,
•	56.1% was from membership dues, which increased $10.0 million, or 7.0%, due to increased memberships at new centers and higher average dues. Our number of memberships increased 3.9% to 631,862 at June 30, 2010 from 608,281 at June 30, 2009.

•	45.9% was from in-center revenue, which increased $8.2 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased 9.9% to $112 for the three months ended June 30, 2010 from $102 for the three months ended June 30, 2009.

•	(2.0%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2008, the estimated average membership life has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased by $0.4 million for the three months ended June 30, 2010 to $6.2 million. Our average enrollment fee was lower in the second quarter of 2010 than in the second quarter of 2009 due primarily to increased promotional pricing to attract new memberships in the current economic environment.
Other revenue increased $0.7 million, or 22.6%, to $3.6 million for the three months ended June 30, 2010, which was primarily due to higher media sales and athletic event revenue.
Center operations expenses. Center operations expenses totaled $142.2 million, or 62.5% of total center revenue (or 61.5% of total revenue), for the three months ended June 30, 2010, compared to $128.9 million, or 61.5% of total center revenue (or 60.6% of total revenue), for the three months ended June 30, 2009. This $13.3 million increase primarily consisted of an increase of $7.9 million in additional payroll-related costs to support increased memberships and revenue growth at our centers and $2.8 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers. Center rent expense totaled $10.7 million for the three months ended June 30, 2010 and $9.9 million for the three months ended June 30, 2009. This $0.8 million increase is primarily a result of two new ground leases for future centers. Center operations expenses increased as a percent of total revenue due primarily to increases in member acquisition costs and costs associated with increased in-center revenue.
Advertising and marketing expenses. Advertising and marketing expenses were $5.9 million, or 2.6% of total revenue, for the three months ended June 30, 2010 compared to $6.1 million, or 2.9% of total revenue, for the three months ended June 30, 2009. These expenses decreased primarily due to more targeted and market-specific marketing campaigns.
General and administrative expenses. General and administrative expenses were $11.3 million, or 4.9% of total revenue, for the three months ended June 30, 2010 compared to $11.8 million, or 5.5% of total revenue, for the three months ended June 30, 2009. This $0.5 million decrease was primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $5.6 million for the three months ended June 30, 2010 compared to $4.9 million for the three months ended June 30, 2009. This $0.7 million increase was primarily due to losses on disposals of equipment as we continue to remodel and upgrade our existing centers.
Depreciation and amortization. Depreciation and amortization was $23.2 million for the three months ended June 30, 2010 compared to $22.6 million for the three months ended June 30, 2009. This $0.6 million increase was due primarily to depreciation on our new centers opened in 2009 and the first half of 2010.
Interest expense, net. Interest expense, net of interest income, was $6.9 million for the three months ended June 30, 2010 compared to $7.9 million for the three months ended June 30, 2009. This $1.0 million decrease was primarily the result of a reduction in debt levels.
Provision for income taxes. The provision for income taxes was $14.4 million for the three months ended June 30, 2010 compared to $12.5 million for the three months ended June 30, 2009. This $1.9 million increase was due to an increase in income before income taxes of $5.6 million, partially offset by a slightly lower effective income tax rate in the first half of 2010. The effective income tax rate for the three months ended June 30, 2010 was 39.7% compared to 40.6% for the three months ended June 30, 2009.
Net income. As a result of the factors described above, net income was $21.9 million, or 9.5% of total revenue, for the three months ended June 30, 2010 compared to $18.3 million, or 8.6% of total revenue, for the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Total revenue. Total revenue increased $31.9 million, or 7.6%, to $450.9 million for the six months ended June 30, 2010 from $419.0 million for the six months ended June 30, 2009.
Total center revenue grew $31.7 million, or 7.7%, to $444.5 million for the six months ended June 30, 2010 from $412.8 million for the six months ended June 30, 2009. Of the $31.7 million increase in total center revenue,
•	56.1% was from membership dues, which increased $17.8 million, or 6.4%, due to increased memberships at new centers and higher average dues. Our number of memberships increased 3.9% to 631,862 at June 30, 2010 from 608,281 at June 30, 2009.

•	45.5% was from in-center revenue, which increased $14.4 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased 9.1% to $223 for the six months ended June 30, 2010 from $204 for the six months ended June 30, 2009.

•	(1.6%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2008, the estimated average membership life has been 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased by $0.5 million for the six months ended June 30, 2010 to $12.5 million. Our average enrollment fee was lower in the first half of 2010 than in the first half of 2009 due primarily to increased promotional pricing to attract new memberships in the current economic environment.
Other revenue increased $0.1 million, or 2.4%, to $6.3 million for the six months ended June 30, 2010, which was primarily due to higher media sales.
Center operations expenses. Center operations expenses totaled $279.7 million, or 62.9% of total center revenue (or 62.0% of total revenue), for the six months ended June 30, 2010, compared to $255.8 million, or 62.0% of total center revenue (or 61.1% of total revenue), for the six months ended June 30, 2009. This $23.9 million increase primarily consisted of an increase of $13.2 million in additional payroll-related costs to support increased memberships and revenue growth at our centers and $4.7 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers. Center rent expense totaled $21.0 million for the six months ended June 30, 2010 and $19.8 million for the six months ended June 30, 2009. This $1.2 million increase is primarily a result of two new ground leases for future centers. Center operations expenses increased as a percent of total revenue due primarily to increases in member acquisition costs and costs associated with increased in-center revenue.
Advertising and marketing expenses. Advertising and marketing expenses were $12.7 million, or 2.8% of total revenue, for the six months ended June 30, 2010 compared to $14.4 million, or 3.4% of total revenue, for the six months ended June 30, 2009. These expenses decreased primarily due to more targeted and market-specific marketing campaigns.
General and administrative expenses. General and administrative expenses were $22.0 million, or 4.9% of total revenue, for the six months ended June 30, 2010 compared to $23.5 million, or 5.6% of total revenue, for the six months ended June 30, 2009. This $1.5 million decrease was primarily due to increased efficiencies and productivity improvements.
Other operating expenses. Other operating expenses were $9.9 million for the six months ended June 30, 2010 compared to $9.8 million for the six months ended June 30, 2009.
Depreciation and amortization. Depreciation and amortization was $46.0 million for the six months ended June 30, 2010 compared to $44.7 million for the six months ended June 30, 2009. This $1.3 million increase was due primarily to depreciation on our new centers opened in 2009 and the first half of 2010.
Interest expense, net. Interest expense, net of interest income, was $15.0 million for the six months ended June 30, 2010 compared to $15.4 million for the six months ended June 30, 2009. This $0.4 million decrease was primarily the result of a reduction in debt levels.
Provision for income taxes. The provision for income taxes was $26.4 million for the six months ended June 30, 2010 compared to $22.7 million for the six months ended June 30, 2009. This $3.7 million increase was due to an increase in income before income taxes of $10.1 million, partially offset by a slightly lower effective income tax rate in the first half of 2010. The effective income tax rate for the six months ended June 30, 2010 was 40.0% compared to 40.5% for the six months ended June 30, 2009.
Net income. As a result of the factors described above, net income was $39.7 million, or 8.8% of total revenue, for the six months ended June 30, 2010 compared to $33.4 million, or 8.0% of total revenue, for the six months ended June 30, 2009.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash flow provided by operations. Our principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and associated fitness equipment. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements primarily with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed.
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

The following table summarizes our capital structure as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Debt
Long-term debt	$616,694	$643,630
Current maturities of long-term debt	11,916	16,716

Total debt	628,610	660,346

Shareholders’ Equity
Common stock	838	829
Additional paid-in capital	402,563	395,121
Retained earnings	383,815	344,095
Accumulated other comprehensive loss	(1,163)	(2,614)

Total shareholders’ equity	786,053	737,431

Total capitalization	$1,414,663	$1,397,777

Debt highlights, as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Fixed-rate debt as a percent of total debt (1)	56.8%	59.6%
Weighted-average annual interest rate of total debt	3.5%	3.7%
Total debt (net of cash) as a percent of total capitalization (total debt (net of cash) and total shareholders’ equity)	43.5%	47.0%
Cash provided by operating activities (trailing twelve months) as a percent of total debt	30.0%	28.2%

(1)	Our interest rate swap notional amount of $125.0 million is included as fixed rate debt in our calculation of fixed-rate debt as a percent of total debt.
Operating Activities
As of June 30, 2010, we had total cash and cash equivalents of $24.0 million. We also had $95.1 million available under the existing terms of our revolving credit facility as of June 30, 2010.
Net cash provided by operating activities was $100.7 million for the six months ended June 30, 2010 compared to $98.3 million for the six months ended June 30, 2009.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, purchasing new centers and events and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We continue to evaluate, and on occasion, opportunistically acquire, health clubs and/or related businesses that we believe enhance our strategic and economic position. In the second quarter of 2010, we invested $9.4 million in acquisitions, including a small health club in the Houston market and a number of athletic events, including the Chicago Triathlon. We finance the purchase of our property and equipment and acquisitions by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $57.3 million for the six months ended June 30, 2010 compared to $90.8 million for the six months ended June 30, 2009. The decrease of $33.5 million was primarily due to a reduction in construction accounts payable.

Our capital expenditures were as follows (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Purchases of property and equipment	$48,164	$91,725
Non-cash property purchases in construction accounts payable and accounts payable	10,188	(40,855)
Non-cash share-based compensation capitalized to projects under development	176	320

Total capital expenditures	$58,528	$51,190

The following schedule reflects capital expenditures by type of expenditure for the six months ended June 30, 2010 (in thousands):

New center land and construction	$42,718
Initial remodels of acquired centers	2,032
Maintenance of existing facilities and centralized infrastructure	13,778

Total capital expenditures	$58,528

As of June 30, 2010, we had purchased the real property for the three large format centers we plan to open in 2010, of which two have previously opened, and we had signed leases for two boutique centers we plan to open in 2010, one of which has previously opened. We had also purchased real property for three, and entered into a ground lease for two, large format centers that we plan to open after 2010. Construction in progress, including land purchased for future development, totaled $109.2 million at June 30, 2010 and $125.9 million at June 30, 2009.
We expect our cash outlays for capital expenditures and acquisitions to be approximately $100 to $120 million in 2010, including approximately $52 to $72 million in the remaining six months of 2010. Of this approximately $52 to $72 million, we expect to incur approximately $40 to $50 million for new center construction and approximately $12 to $22 million for the updating of existing centers and corporate infrastructure. Additionally, we spent $9.4 million on acquisitions during the six months ended June 30, 2010. We plan to fund these capital expenditures and acquisitions primarily with cash flow from operations.
Financing Activities
Net cash used in financing activities was $25.7 million for the six months ended June 30, 2010 compared to $7.5 million for the six months ended June 30, 2009. The increase of $18.2 million was primarily due to payments made on term notes payable to Teachers Insurance and Annuity Association of America (“TIAA”).

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Term notes payable with monthly interest and principal payments totaling $836 and $1,273, respectively, including interest at 8.25% to July 2011	$72,966	$105,531
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012	363,201	358,100
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	100,711	101,418
Other	73,543	76,588

Total debt (excluding obligations under capital leases)	610,421	641,637
Obligations under capital leases	18,189	18,709

Total debt	628,610	660,346
Less current maturities	11,916	16,716

Total long-term debt	$616,694	$643,630

Revolving Credit Facility
The amount of our revolving credit facility is $470.0 million. We may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us if one or more lenders commit the additional $130.0 million. As of June 30, 2010, $363.2 million was outstanding on the facility, plus $11.7 million related to letters of credit, leaving $95.1 million available for additional borrowing under the existing terms of the facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2010 was 3.2% and $349.2 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2009 was 3.3% and $387.5 million, respectively.
Long-Term Debt Activity
On February 23, 2010, we prepaid three of the mortgage notes payable to TIAA at the par amount of $30.2 million. Concurrent with the prepayment, the mortgages were released on three of our centers. Additionally, the loan documents with TIAA were amended reducing the number of shares of our common stock our Chief Executive Officer must retain from 1.8 million to 1.0 million. As of the date of the prepayment, the obligations to TIAA under the remaining ten mortgage notes payable remain due in July 2011. In March 2010, TIAA sold a portfolio of mortgages, including ours, to Starwood Property Mortgage Sub-1, L.L.C.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of June 30, 2010.
Our primary financial covenants under our revolving credit facility are:

		Actual as of	Actual as of
		June 30,	December 31,
Covenant	Requirement	2010	2009
Total Consolidated Debt to EBITDAR	Not more than 4.00 to 1.0	3.10 to 1.0	3.29 to 1.0
Senior Debt to EBITDA	Not more than 3.25 to 1.0	1.75 to 1.0	1.82 to 1.0
Fixed Charge Coverage Ratio	Not less than 1.60	2.69 to 1.0	2.65 to 1.0
The formulas for these covenants are specifically defined in the revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of June 30, 2010 and December 31, 2009, our net floating-rate indebtedness was approximately $273.5 million and $271.1 million, respectively. If our interest rates on our floating-rate indebtedness were to have increased by 100 basis points during the six months ended June 30, 2010, our interest costs would have increased by approximately $1.3 million. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2010, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating-rate indebtedness and cash equivalents balances at June 30, 2010.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See note 6 to our consolidated financial statements for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuer purchases of equity securities in the second quarter of 2010. In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
     Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended, of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101	The following materials from Life Time Fitness’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.	Filed Electronically

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2010.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended, of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004

4	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101	The following materials from Life Time Fitness’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.	Filed Electronically