Form 10-K
period 2010-12-31
LIFE TIME FITNESS INC
filed 2011-02-28
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32230
Life Time Fitness, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1689746 (I.R.S. Employer Identification No.)

2902 Corporate Place Chanhassen, Minnesota (Address of principal executive offices)	55317 (Zip Code)
Registrant’s telephone number, including area code: (952) 947-0000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.02 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010, was $1,232,548,814, based on the closing sale price for the registrant’s common stock on that date.
     The number of shares outstanding of the registrant’s common stock as of February 16, 2011 was 41,953,779.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2011 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS
This Annual Report may include “forward-looking” statements. Forward-looking statements generally involve our current expectations or beliefs regarding future matters. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements in this Annual Report include statements about: our growth strategies, which include our intention to open new centers, increase membership and optimize membership dues and increase our in-center and corporate business products and services revenue; our expectations of the health and wellness industry; the evolution of our centers and our services; the process we use in new center site selection and construction, including our belief about our ability to fund new center development and the alignment of our cost structure with our growth plans; our beliefs regarding competition; our belief that we have necessary licenses to conduct our business; our opinions about litigation matters; our expectations regarding the operating costs and revenue expectations of new centers; our expectations about future liquidity; and our expectations about general economic conditions. There are many factors that could cause actual results to differ materially from those in any forward-looking statement. For example, forward-looking statements can be affected by inaccurate assumptions, general economic conditions and any other factor that may impact our operations. While is not possible to identify all factors that you should consider, forward-looking statements can also be impacted by any risks or uncertainties that we discuss throughout this Annual Report and in Part I, Section 1A of this Annual Report entitled “Risk Factors.” Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
We intend to take advantage of the protective provisions of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to do so. In addition, forward-looking statements speak only as of the date they were made. We undertake no obligation to update these statements in light of subsequent events or developments.
PART I
Item 1. Business.
Company Overview
As a Healthy Way of Life company, Life Time Fitness delivers the certified professionals, comprehensive services and destinations that help people change their lives positively every day. Our healthy way of life approach enables our customers to achieve their health and fitness goals by engaging in their areas of interest — or discovering new passions — both inside and outside of our distinctive and large sports, professional fitness, family recreation and spa destinations. As of February 28, 2011, we operated 90 centers under the LIFE TIME FITNESS® and LIFE TIME ATHLETICSM brands primarily in suburban locations in 20 states and 24 major markets.
We believe our centers provide a desirable and unique experience for our members, resulting in a high number of memberships per center, which we manage to optimize the member experience. Of our 90 centers, we consider 79 to be of our large format design. Among these 79 centers, we consider 55 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes generally remain consistent across our centers. Our current model centers typically target 8,500 to 11,500 memberships by offering, on average, 113,000 square feet of multi-use sports and athletic, professional fitness, family recreation, spa amenities and programs and services in a resort-like environment.
Our corporate headquarters are located at 2902 Corporate Place, Chanhassen, Minnesota 55317, and our telephone number is (952) 947-0000. Our website is lifetimefitness.com. The information contained on our website is not a part of this annual report.

Our History
Our Chairman, President and Chief Executive Officer, Bahram Akradi, founded Life Time Fitness with the vision to create a Healthy Way of Life company that would provide an educational and entertaining experience of uncompromising quality, while meeting the health and fitness needs of our members by always putting the customer first. For example, our company has never required long-term member contracts, instead preferring to offer month-to-month agreements that provide members flexibility, while focusing the efforts of our employees on connecting and engaging members in their areas of interest, and helping them to set and achieve their health and fitness goals. In doing so, we maintain clear focus on delivering unparalleled value in an effort to earn their business each and every day, upon each and every visit.
We were incorporated in 1990 as a Minnesota corporation under the name FCA, Ltd., and subsequently registered to use the name of Life Time Fitness in 1992. We then officially changed our corporate name to Life Time Fitness, Inc. in 1998.
Since then, we have been credited with transforming the health and fitness industry with category-redefining centers that feature sports and athletics, family recreation and entertainment, professional fitness, spa services, and amenities and programming in a resort-like environment.
In 2000, we expanded our offerings beyond center operation with the introduction of our proprietary line of nutritional products and supplements, and our award-winning magazine, Experience Life. In 2001, we formalized our Athletic Events division, which now offers more than 100 events each year, including triathlons (indoor and outdoor) and running events. Beginning in 2003, we launched a portfolio of health seminars, assessments and innovative partnerships with health insurance companies with the goal of further extending our Healthy Way of Life mission to corporate America.
In 2004, we completed our initial public offering. Our stock is listed on the New York Stock Exchange (Ticker: LTM).
Since inception, we have led the creation not of a health club chain, but rather a comprehensive, Healthy Way of Life company and brand that continues to have a significant impact on the health and wellness of consumers.
Our Competitive Strengths
We offer comprehensive and convenient programs and services.
Unlike many traditional health clubs or gyms, which typically offer little more than rooms with equipment, most Life Time destinations operate 24 hours a day, seven days a week and offer an expansive selection of premium amenities and services, comprehensive programming with dedicated spaces, a large team of certified experts, service and operations employees, and hundreds of pieces of state-of-the-art cardiovascular and resistance equipment and free-weights.
Our team of member-focused employees, each trained through our specifically designed program of classes and/or certifications, is committed to providing an environment that is clean, educational and entertaining, friendly and inviting, and functional and innovative.
We offer a value proposition that encourages membership loyalty.
The broad range of amenities, programs and services we offer exceed that of most other health and fitness center alternatives available to consumers. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $50 to $80 per month for an individual membership and from $100 to $160 per month for a couple or family membership. We also offer premium memberships (Onyx and Diamond) with dues starting at $90 per month for an individual membership and up to $250 per month for a family membership. Our memberships include the primary member’s children under the age of 12 at a nominal per child monthly cost. We provide the majority of our members with a variety of services with their membership, including group fitness classes, educational seminars and fitness assessments, towel and locker service and an online subscription to our award-winning magazine, Experience Life. Our membership plans include initial 14-day money back guarantees and are month-to-month, cancelable by giving up to sixty days advance notice. We believe our value proposition and member-focused approach creates loyalty among our members.
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
Our economic model is both based and dependent on attracting a large membership base within the first three years after a new center is opened, as well as retaining those members and maintaining tight expense control. In 2010, this economic model resulted in revenue growth of 9.1%, with revenue of $912.8 million; EBITDA growth of 5.5%, with EBITDA of $254.2 million and an EBITDA margin of 27.9%; and net income growth of 11.5%, with net income of $80.7 million.
We have a disciplined and sophisticated site selection and development process.
We have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build or lease new centers, as well as specific sites for potential future centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis to predetermined physical, demographic, psychographic and competitive criteria generated from profiles of each of our existing centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of approval by our management and finance committee of the board of directors. By utilizing a wholly owned construction subsidiary, FCA Construction Company, LLC (“FCA Construction”), that is dedicated solely to building and remodeling our centers, we maintain maximum flexibility over the design process of our centers and control over the cost and timing of the construction process subject to financing and capital availability.
Our Growth Strategy
Our growth strategy is driven by three primary elements:
Open new centers.
We intend to expand our base of centers, primarily through new center development. In 2010, we opened three large format centers that we designed and constructed, two centers that are remodels of existing space and one center that we acquired. We expect to open three large format centers in 2011. One of these large format centers opened in January 2011 and the remaining two large format centers are currently under construction. A rollforward of our recent center openings is as follows:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Total centers, beginning of year	84	81	70	60	46
New centers — constructed	3	3	10	8	7
New centers — remodel of existing space	2	—	1	—	1
Acquired centers	1	—	—	2	7
Closed centers	(1)	—	—	—	(1)

Total centers, end of year	89	84	81	70	60

In 2006, the lease expired on our 27,000 square foot center in Brooklyn Park, Minnesota, which opened in 1992. We closed that center because we had opened five other locations in the vicinity that continued to serve the membership from that location. In August, 2010, the lease expired on our 85,630 square foot center in St. Paul, Minnesota which opened in 1997. We closed the center and transferred its memberships to our surrounding locations.
Increase membership and optimize membership dues.
Of our 89 open centers at December 31, 2010, 69 had reached maturity, which we define as the 37th month of operations. Our goal is for a mature center to operate with at least 90% of targeted membership capacity by the end of its third year of operations. Due to recent economic conditions, our mature centers, in the aggregate, are currently below our 90% target.
We have 20 centers that have not yet reached maturity. These 20 centers averaged 65% of targeted membership capacity as of December 31, 2010. We expect the continuing increase in memberships at these centers to contribute significantly to our future growth as these centers move toward our goal of 90% of targeted membership capacity by the end of their third year of operations. Our membership levels for our non-mature centers were as follows:

	As of December 31,
	2010	2009	2008	2007	2006
Non-mature centers	20	24	36	32	28
Non-mature centers percentage of targeted capacity	65.3%	64.0%	62.6%	66.4%	65.3%
In addition to increasing membership levels, we focus on optimizing our membership dues by improving the mix of our memberships. Our membership dues mix can be improved by increasing the number of members covered under a membership (for instance, an individual to a couple membership, or a couple to a family membership). In addition, a member can upgrade a membership to a higher plan level (for example, from Gold to Platinum).
In order to achieve and maintain our membership goals, we focus on demographics, center usage and membership trends, and employ marketing programs to effectively communicate our value proposition to existing and prospective members. We also offer a membership option, referred to as a Flex membership, for members who do not access the center, but still want to maintain certain member benefits.
Increase products and services revenue.
In 2010, revenue from the sale of in-center products and services grew $33.6 million, or 14.4%, to $266.4 million and we increased in-center revenue per membership to $440. We believe revenue from the sale of our in-center products and services will continue to grow. Our centers offer a variety of in-center programs, products and services, including individual and group sessions with certified professional personal trainers, LifeSpa services, member activities programs, wellness programs, pilates and yoga, tennis programs and the food and beverage from our LifeCafes. We expect to continue driving in-center revenue both by increasing sales of our current in-center products and services and introducing new products and services to our members.
Revenue from ancillary businesses grew $5.3 million, or 39.8%, to $18.8 million, which was due primarily to growth in athletic event revenue, including revenue from recently acquired athletic events. In addition to athletic events, we believe revenue from the sale of our ancillary products and services will continue to grow in other new business categories for us, including training and certification programs and corporate wellness initiatives.
Our Industry
We participate in the large and growing health and wellness industry, which we define to include health clubs, fitness equipment, athletics, physical therapy, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association (“IHRSA”), the estimated market size of the U.S. health club industry in 2009, which is a relatively small part of the health and wellness industry, was approximately $19.5 billion in revenue and 45.3 million memberships with approximately 30,000 clubs. Based on IHRSA membership data, the number of health club memberships in the U.S. increased 10% from 41.3 million in 2005 to 45.3 million in 2009. Over this same period, total U.S. health club industry revenues increased 23% from $15.9 billion to $19.5 billion.

Our Philosophy — A Healthy Way of Life Company
As a Healthy Way of Life company, Life Time Fitness delivers the certified professionals, comprehensive services and destinations that help people change their lives positively every day. Our healthy way of life approach enables our customers to achieve their health and fitness goals by engaging in their areas of interest — or discovering new passions — both inside and outside of our distinctive and large sports, professional fitness, family recreation and spa destinations. Furthermore, we promote continuous education on the benefits of a regular, balanced exercise and nutrition program as a key part of a member’s experience by offering our award-winning Experience Life magazine, along with free seminars on health and nutrition. Moreover, our centers offer interactive training and learning opportunities, such as personal training, group fitness and nutrition coach sessions, and member activities classes and programs. We believe that by helping our members experience the rewards of challenging and investing in themselves, and achieving their health and fitness goals and objectives, they will associate our company with healthy and active living.
Our Sports and Athletic, Professional Fitness, Family Recreation and Spa Centers
Size and Location
Our centers have evolved since inception and will continue to evolve. All centers are centrally located in areas that offer convenient access from residential, business and shopping districts of the surrounding community, and generally provide free and ample parking.
Of our 89 centers as of December 31, 2010, 78 are of our large format design and 54 of those conform to our current model center design. Our distinctive format is designed to provide efficient and inviting spaces that are conducive to the wide range of healthy way of life programming we deliver and that accommodate each center’s targeted capacity. Our current model centers and other large format centers generally target 8,500 to 11,500 and 5,500 to 10,500 memberships. This targeted capacity is designed to maximize the member experience based upon our historical understanding of membership usage, facility layout, the number of individual, couple and family memberships and pricing.
Generally, the main differences between our large format centers and those that are of the current model design are the inclusion (or absence) of an outdoor aquatics park, larger indoor aquatics area, larger gymnasium, up to three additional studios and enhanced LifeSpa and LifeCafe spaces. We believe that all of our large format centers serve as all-in-one sports and athletic, professional fitness, family recreation and spa resorts.

	As of December 31,
	2010	2009	2008	2007	2006
Large format centers — current model
Number of centers	54	51	48	38	30
Average square feet	113,000	113,000	113,000	110,000	110,000
Large format centers — other
Number of centers	24	24	24	23	21
Average square feet	95,000	95,000	95,000	95,000	100,000
Center Environment
Our centers combine modern architecture and décor with state-of-the-art amenities to create a friendly and inviting, functional and innovative sports and athletic, professional fitness, family recreation and spa destination for the entire family. The majority of our current model centers and most of our large format centers are freestanding buildings designed with open architecture and naturally-illuminated atriums that create a spacious, inviting atmosphere. From the limestone floors, natural wood lockers and granite countertops to our inviting child centers, each room is carefully designed to create an appealing and luxurious environment that attracts and retains members and encourages them to visit the center. Moreover, we have specific staff members who are responsible for regularly maintaining the cleanliness and neatness of the locker room areas, which contain approximately 800-900 lockers. We regularly update and refurbish our centers to maintain a high-quality experience. Our commitment to quality and detail provides a similar look and feel at each of our large format centers.

Equipment and Programs
The table below displays the wide assortment of amenities, services, activities and events typically found at our large format centers, including our current model centers:

Amenities	Services	Activities and Events
Basketball/Volleyball Courts	24-Hour Availability	Aquatics
Cardiovascular, Resistance and Free Weight Equipment	Health and Fitness Assessments Educational Seminars	Athletic Leagues Birthday Parties
Cycle Theaters	Experience Life Magazine	Eastern/Martial Arts
Group Fitness Studios	Towel Service	Kids’ Club
Lap Pool	Locker Service	Pilates
Racquetball/Squash Courts	Massage Therapy	Group Fitness Classes
Child Center	Nutritional Products	Scuba Lessons
Rock Climbing Cavern	Personal Training	Studio Cycling
Saunas	T.E.A.M. Programs	Sports Training Camps
Two-story Waterslides	Weight Loss Programs	Summer Camps
Whirlpool Spas	Cardiovascular and Resistance Training	Swimming Lessons
Zero-depth Entry Swimming Pools	Metabolic Testing	Yoga
LifePower Studio	Nutrition Coaching	Educational Camps
LifeCafe	Endurance Coaching	Dance Classes
LifeSpa	Member Advantage	Athletic Events
Pool-side Bistro	myLT.com	Social Events
Men’s, Women’s and Family Locker Rooms	Corporate Wellness Products and Services	Run Club, Cycle Club and Other Interest-Driven Clubs
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
Personalized Services for Individuals and Small Groups. On average, we employ 25 personal trainers in a current model center. Our personal trainers are skilled in assessing and formulating effective individual and group exercise programs. Our personal training program aims to improve the health and wellness of our members and be considered a leader in the industry. To this end, our personal trainers are required to be certified by one of the nationally-accredited certification bodies within six months of employment and take a rigorous one-week internal certification program before providing member service.

We offer many different programs featuring our certified professional personal trainers including:
•	One-On-One sessions — We offer sessions in which an individual member meets directly with a personal trainer to help him or her achieve healthy way of life goals, including losing weight, gaining weight/muscle mass, or specific event training.

•	Small Group sessions — We offer sessions in which a group of 2 to 4 members meets directly with a single personal trainer to help them achieve their goals with others.

•	T.E.A.M. Training Education Accountability Motivation® and other Weight Loss and Nutrition programs — We developed a number of large group (typically 8 to12 members) programs under our proprietary T.E.A.M. platform. Our T.E.A.M. Weight Loss program focuses on exercise, education and nutrition and provides the resources and support toward long-term weight loss success. The T.E.A.M. Fitness program combines cardio exercise with strength training. Our endurance program focuses on training in the proper heart rate zones, for the proper duration of time and at the proper frequency to burn fat more efficiently while improving overall health and wellness. Our T.E.A.M. Boot Camp challenges our members to test their strength, agility and stamina. From time to time, we also offer other weight loss and nutrition programs, such as the Life Time 90-Day Weight Loss Challenge, as an opportunity for members to receive education, training and motivation that helps them set and achieve their health and fitness goals, and keep their overall health programs on track.

•	Assessments — We offer various assessments for a detailed view of total health. Whether the member is an athlete or simply seeking better health, our assessments help achieve health goals more efficiently and confidently by providing precise scientific data on the member’s current health and fitness.
Fitness Programs and Classes. Our centers offer fitness programs, including group fitness classes and health and wellness training seminars on subjects ranging from metabolism to personal nutrition. Each current model center has at least two group fitness studios and makes use of the indoor and outdoor pool areas for classes. These centers also offer yoga and Pilates as well as a studio dedicated to studio cycling. On average, we offer 85 group fitness classes per week at each current model center, including, for example, studio cycling, step workout, dance classes, circuit training and fitness yoga classes. These classes generally are free of charge to our members. The volume and variety of activities at each center allow members to enjoy the center, whether participating in personalized activities or with other members in group activities.
LifeCafe. Our large format centers feature a LifeCafe, which offers fresh, healthy, all-natural and/or organic pre-prepared and made-to-order breakfast, lunch and dinner items, including sandwiches, salads, snacks, shakes and more. Our LifeCafe offers customers the choice of dining indoors, ordering their meals and snacks to go or, in each of our current model centers and certain of our other large format centers, dining outdoors at the poolside bistro. Each LifeCafe also offers the Life Time line of nutritional products and supplements, third-party nutritional products, exercise accessories and personal care products.
LifeSpa. Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-service salon and spa. Each in-center LifeSpa offers hair, body, skin care and massage therapy services, customized to each client’s individual needs. Most recently, we have begun adding medi-spa services to our offering in select locations. Each LifeSpa is located in separate, self-contained areas that provide a relaxing and rejuvenating environment. In select locations, we also offer LifeClinic chiropractic services provided by licensed chiropractors. LifeClinic offers an innovative, non-invasive form of soft tissue and joint treatment.
Almost all of our centers offer on-site child centers for children from three months through 11 years of age as part of a modest monthly fee per child. Once a child turns 12, he or she may use most amenities available to adults. Child center services are available for up to two hours per child per day while members use our centers. During this time, children ages one to five years can participate in enrichment programs, such as music, movement and arts and crafts while children ages six to 11 years can participate in Kids Play, which includes gym and rock wall activities. The child center features a computer center, separate infant and toddler playrooms and numerous children’s activities. We hire experienced personnel that are dedicated to working in the child centers to provide children with an enjoyable and safe experience.

All of our large format centers offer a variety of additional programs for children, which include birthday parties, school break camps, parent’s night out, sports and fitness classes and swimming lessons. For adults, we offer racquetball, squash and tennis (where available) in addition to various sports leagues.
Memberships
We define a membership as one individual, couple or family. For example, a family of three people would be considered one membership. As of December 31, 2010, we had 612,556 memberships and 1,188,342 members, an average of 1.9 members per membership. Our current model centers average approximately 2.1 members per membership, as a result of a higher family concentration for those centers.
We offer a convenient month-to-month membership with no long-term contracts. Our members typically pay a one-time joining fee, which includes an enrollment fee and an administrative fee and receive an initial 14-day money back guarantee.
Primary Membership Plans. We have five primary membership plans, which are Bronze, Gold, Platinum, Onyx and Diamond. Depending on the center classification, a member is required to have a minimum membership level. For instance, our center in Eagan, Minnesota is designated as a Gold center, requiring all members to have the Gold, Platinum, Onyx or Diamond plan. Our center in Boca Raton, Florida is designated as a Diamond center requiring members to have the Diamond plan. Decisions of center designation are made on a center-by-center basis and are dependent on the market presence, demographic nature, population density and initial investment in the center.
All memberships, regardless of plan level, typically include with membership dues 24-hour access, locker and towel service, group fitness classes (such as core, cycle and yoga), various educational programs and Member Advantage (a program designed to give our members discounts at over 400 select local and national partner businesses). Members may also take advantage of equipment orientations and participate in a fitness assessment which consists of fitness testing, review of exercise history, body fat measurement and goal setting.
If members upgrade their membership plan, they would typically receive enhanced benefits depending on plan level. These benefits may include access to a greater number of centers nationwide, more guest privileges, higher-end amenities and additional programs and services.
The following table compares our different membership plans, as of December 31, 2010:

	Bronze	Gold	Platinum	Onyx	Diamond
		Fitness,		Exceptional	Premium benefits,
	Value and	fun and	Outstanding club	service	value and
	affordability	relaxation	amenities	and luxury	privileges
Number of centers designated	10	51	14	9	5
Joining fee	$69-150	$75-150	$75-150	$75-150	$75-179
Individual dues	$40-50	$60-70	$70-80	$90-100	$120
Family dues	$110-130	$120-150	$150-160	$200-240	$250
Center access	All Bronze centers (10)	All Bronze and Gold centers (61)	All Bronze, Gold and Platinum centers (75)	All Bronze, Gold, Platinum and Onyx centers (84)	All Life Time Fitness centers, including Life Time Athletic centers (89)

Other Membership Plans. We have three other membership plans that are aimed to attract niche memberships. They include the following:
•	Junior Membership: Children under the age of 12 qualify for a junior membership, with dues of $5 to $10 per month, depending on the center. The junior membership provides access to the child care center, pools and gyms at designated times. We do not count junior memberships as reported memberships since they are already part of the family membership.

•	26-and-Under Membership: In 2008, we created a 26-and-Under membership for sale in select locations. The membership provides individuals in this age group with monthly membership dues that are $10 to $30 less than the standard rate.

•	Express Membership: From time to time, we offer a limited service, center-only membership. Memberships in this plan generally pay $10 less per month than the standard rate.
Other Subscription Plan. We offer a Flex membership, or frozen membership, for members who choose to “freeze” rather than terminate their membership with us. Flex memberships are $5 to $10 per month, whether an individual, couple or a family. Flex members continue to have online access to myLT.com, which includes Member Advantage and interest-area content, a subscription to Experience Life magazine and the ability to resume an access membership without paying an enrollment or administrative fee. We do not count these Flex memberships in our membership count since they do not have access to our centers. We do not count these Flex memberships as terminations in our attrition calculation since they remain connected to Life Time Fitness and continue to receive other benefits associated with a Life Time Fitness membership. We experienced significant growth in this membership type in 2009 and 2010, which we believe was due to our members’ desire to maintain a relationship with Life Time Fitness notwithstanding economic challenges. As of December 31, 2009, we had 50,001 Flex memberships. In 2010, we added more than 20,000 Flex memberships for a total of 70,302 as of December 31, 2010.
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

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Total number of visits (in millions)	60.1	57.7	50.4	42.1	33.8
Average number of visits per month, per center	57,407	57,792	56,300	54,647	54,376
Average visits per year, per membership	98	98	94	88	84
New Center Site Selection and Construction
Site Selection. Our management devotes significant time and resources to analyze each prospective site (including both undeveloped land and existing facilities available for lease) on the basis of predetermined physical, demographic, psychographic and competitive criteria. We focus mainly on markets that will allow us to operate multiple centers that create certain efficiencies in marketing and branding activities, but we select each site based on whether that site can support an individual center.
After we identify a potential site, we develop a business plan for a center on that site. This requires approvals from all functional areas of executive management and the finance committee of our board of directors. We believe that our disciplined, structured process reduces the potential for developing a site that the market cannot support.

Design and Construction. Our wholly owned subsidiary, FCA Construction, provides us with construction management, architecture and design services and millwork fabrication. Comprised of approximately 80 employees, FCA Construction is dedicated solely to the design-build of each new center and the remodel of existing and acquired centers.
Our architecture division has developed a series of prototypical plans and specifications that can be easily adapted to each new site. Project architects along with our construction management teams monitor quality and oversee the construction progress of each new center.
Our construction division provides construction management teams, including on-site supervision, for each new site and remodel, as well as administrative services, such as permitting, purchasing, project accounting and safety administration. The construction management teams qualify subcontractors, bid each component of our projects to ensure cost-effective pricing, and monitor cost progress for the duration of the project. By using similar materials at each center, we not only maintain a consistent ‘look and feel,’ but we are also able to maximize buying power and leverage economies of scale in purchasing.
Through FCA Construction, we are able to maximize flexibility in the design process, retain control over the cost and timing of the construction process and realize potential cost savings on each project. Nearly all of FCA Construction’s costs are capitalized as a part of the overall initial investment in the new center or the remodel. Any remaining unallocated costs are recognized as an expense in the period incurred. Because FCA Construction performs services solely for us, we do not recognize any revenue or profit related to FCA Construction’s operations.
In October 2008, we announced the decision to reduce the number of planned new center openings in 2009 and 2010. We made this business decision as a result of economic factors including most notably the challenging capital markets upon which we rely to fund the construction of new centers. In connection with this decision, in late 2008 and early 2009, we realigned our staffing levels and cost structure with the revised growth plan. As a result of these actions, we believe we are in a position to fund our planned new center development for the foreseeable future through existing financing arrangements and cash flow, and that we have a cost structure that aligns with our revised growth plans. We will continue to evaluate our staffing levels and cost structure in the future.
Marketing and Sales
Overview of Marketing. Our in-house centralized marketing and creative design agency is responsible for promoting and differentiating the Life Time Healthy Way of Life brand so as to connect and engage existing and new customers to our centers, products and services. Our marketing and creative design initiatives focus on our comprehensive, lifestyle-oriented approach of helping people set and achieve their health and fitness goals by participating in activities that interest them — and helping them to identify new areas of passion — both inside and outside of our healthy way of life destinations. In turn, these efforts further engage existing members in our corporate business areas and generate new consumer leads for our membership sales force. Our in-house marketing and creative design agency integrates four key areas, including member acquisition and retention, planning and analysis, creative development and production and web development. By delivering centralized marketing and creative design services to our centers and corporate businesses, we bring proven, experienced and innovative strategic planning, creative design, member experience and production to our existing and new markets in an efficient and effective manner. New membership and corporate business results are tracked to gauge the effectiveness of marketing initiatives, which are adjusted, as necessary, to address changing center and corporate business needs.
Overview of Sales. We have trained and certified, commissioned member engagement advisors (sales staff) in each center that are responsible for membership acquisition and member retention. Our member engagement advisors use our customer relationship management system to manage information about and relationships with prospects and members, including fitness and related interests. During the pre-opening and grand opening phases described below, we have up to 12 member engagement managers on staff at a center. As the center matures, we reduce the number of member engagement advisors on staff to between six and eight.
Pre-Opening Phase. We generally begin selling memberships up to five months prior to a center’s scheduled opening. We market to prospective members during this period primarily through a portfolio of broad-reach and targeted consumer and business-to-business media as well as referral promotions. To further attract new members during this period, we occasionally offer lower pre-opening enrollment fees.

Grand Opening Phase. We deploy a marketing program during the first month of a center’s operation that builds on our pre-opening efforts. The reach and frequency of the advertising campaign culminate when households within a strategically designated trade area, based on local access considerations, housing density and travel patterns, receive targeted advertising. Simultaneously, prospective members receive special invitations to grand opening activities and educational seminars designed to assist them in their orientation to the center.
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
Member Retention Phase. After a new member has joined Life Time Fitness, we initiate a member engagement process with a goal to help members achieve their personal goals and develop loyalty and connectivity to our centers. We have created several connectivity programs, including, but not limited to, access to our dedicated member website, myLT.com; our periodic offerings of various physical and social venues entitled myEvents; access to over 400 national and local Member Advantage discounts, a program designed to provide our members with discounts at select local and national partner businesses; and access to myLTBuck$, a member loyalty or rewards program.
Leveraging the LIFE TIME FITNESS Brand
We continue to build our brand nationally via our centers, and by delivering products and services in the areas of exercise, education and nutrition at a high quality and value. We are further strengthening the LIFE TIME FITNESS brand by broadening our portfolio of centers, expanding the circulation of our Experience Life magazine, and strengthening our athletic events and nutritional products.
Centers. As of February 28, 2011, we operated 90 centers in 20 states and 24 major markets under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
Education. We offer Healthy Way of Life stories, news, products, tips and recipes on our websites, including lifetimefitness.com, experiencelife.com, myLT.com and lifetimeendurance.com. We also offer educational classes at our centers and distribute our Experience Life magazine to most of our members. Published 10 times a year, Experience Life offers an average of 92 full-color pages of health and fitness tips, including articles on healthy eating, active getaways and quality-of-life topics. In addition, the magazine includes about 34 pages of advertising in each issue. Experience Life has a current circulation of approximately 650,000 copies, distributed to our members, non-member subscribers, households in new market areas and selected major bookstores nationwide. Since 2002, Experience Life has earned several national and regional awards, including the top prize for Overall Excellence from the Minnesota Magazine and Publishing Association three times.
Athletic Events. We produce athletic events for members and non-members, both inside and outside our centers. The primary focus has been on endurance activities, including running, cycling and triathlon. In 2010, we produced 102 events, which served approximately 61,000 participants. Our events range from large events with national and even international draw to local fun runs. Our larger events include the Life Time Fitness Minneapolis Triathlon, the Life Time Fitness Chicago Triathlon and the iconic Leadville Trail 100 Mountain Bike “Race Across the Sky.” In addition, we own and manage the Life Time Triathlon Series, which connects seven of the most prominent international distance triathlon events in the U.S. Events produced during the year are primarily in markets in which we operate centers, and include themed runs such as the Torchlight 5K Run and Turkey Day 5K in Minneapolis, the Trick or Treat Trot and Rudolph Ramble in Chicago and the Run Wild 5K Fun Run & Walk in several markets. We also produce Indoor Triathlons in many of our centers, which are geared towards introducing members to the sport of triathlon.

Nutritional Products. We offer a line of nutritional products, including Men’s and Women’s Performance Multivitamins, Omega-3 Fish Oil, Joint Maintenance Formulation, LeanSource Soft Gels, Whey Protein Isolate, and FastFuel Complete, our meal replacement product. We believe our products deliver high quality, value and performance when it comes to helping our members achieve their health and fitness goals. Our products use high quality ingredients and are available in our LifeCafes and through our website, lifetimefitness.com. Our current nutritional product line focuses on four areas, which are daily health, weight management, energy and athletic performance. We use experienced and professional third parties to manufacture our nutritional products.
Our Employees
Our current model centers are staffed with an average of 250 full-time and part-time employees. Approximately 11 center employees are in management positions, typically including a general manager, operations department head and sales department head to ensure a well-managed facility and motivated work force.
All center employees are required to participate in a training program that is specifically designed to promote a friendly and inviting environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is required before they are permitted to advance to other positions within our company. Additionally, our personal trainers, registered dieticians, massage therapists, physical therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications.
As of December 31, 2010, we had approximately 19,000 employees, including approximately 12,500 part-time employees and approximately 700 employees at our corporate office. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. In general, we believe relations with our employees are good.
Information Systems
In addition to our standard operating and administrative systems, we use an integrated and flexible member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We have designed and developed our proprietary system to allow us to collect information in a secure and easy-to-use environment. Our system enables us to, among other things, enroll new members with a electronic membership agreement, capture digital pictures of members for identification purposes and capture and maintain specific member information, including usage. The system allows us to streamline the collection of membership dues electronically, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable. We have a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.
Competition
Due to the innovative nature of our comprehensive centers, programming, product and service offerings, we believe that we are well positioned in the health and fitness industry. However, this industry is highly competitive and our competition may have greater name recognition than we have or greater economies of scale. We consider the following groups to be the primary industry participants in the health and fitness industry:
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
Competition in the health club industry varies from market to market and is based on several factors, including the breadth of product and service offerings, enrollment fees and membership dues, the flexibility of membership options and the overall quality of the offering. We believe that our comprehensive product offering and focus on services, amenities and value provide us with a distinct competitive advantage.
Government Regulation
Our operations and business practices are subject to regulation at federal, state and local levels, including consumer protection regulation related to our advertising, marketing, and sales efforts; health and safety regulation and licensing requirements related to our café, spa, aquatics and ancillary health and wellness-related products and services; and regulation related to the collection, use and security of personal information about our members, guests and purchasers.
With respect to the health and fitness industry specifically, state statutes regulate the sale and terms of our membership contracts. State statutes often require that we:
•	include certain terms in our membership contracts, including the right to cancel a membership, in most cases, within three to ten days after joining, and receive a refund of any enrollment fee paid;

•	escrow funds received from pre-opening sales or post a bond or proof of financial responsibility; and

•	adhere to price or financing limitations.
Trademarks and Trade Names
We own several trademarks and service marks registered with the U.S. Patent and Trademark Office, including “LIFE TIME FITNESS®,” “EXPERIENCE LIFE®” and “LIFE TIME FITNESS TRIATHLON SERIES®” and T.E.A.M. TRAINING EDUCATION ACCOUNTABILITY MOTIVATION®. We have also registered our logo and our LIFE TIME FITNESS Triathlon logo. We also registered the “LIFE TIME FITNESS” mark in certain foreign countries.
We believe our trademarks and trade names have become important components in our marketing and branding strategies. We believe that we have all licenses necessary to conduct our business. In particular, we license the mark “LIFE TIME” in connection with our nutritional products so that we can market and distribute them under the LIFE TIME FITNESS brand.
Available Information
Our corporate website is lifetimefitness.com. We make available through our website all reports and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Item 1A. Risk Factors.
We may be unable to attract and retain members, which could have a negative effect on our business.
The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not materially decline, especially at those centers that have been in operation for an extended period of time. All of our members can cancel their membership at any time upon providing advance notice. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain our membership levels and sales from in-center services. There are numerous factors that could lead to a decline in membership levels or sales of in-center services in mature centers or that could prevent us from increasing membership and in-center service revenue at newer centers where membership is generally not yet at a targeted capacity. These factors include changing desires and behaviors of consumers, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in the areas where our centers are located, advances in medical care that lead to less interest in health and fitness activities and a decline in the public’s interest in health and fitness as well as social fears such as terror or health threats which could reduce the desire to be in a concentrated public venue. In order to increase membership levels, we may from time to time offer lower membership rates and enrollment fees. Any decrease in our average dues, reduction in enrollment fees or higher membership acquisition costs may adversely impact our operating margins.
We rely heavily on our revolving credit facility and our ability to access additional capital. If we are not able to access our credit facility, obtain additional capital or refinance existing debt, our ability to operate our business and pursue our growth strategy may be impaired.
As of December 31, 2010, we had total consolidated indebtedness of $612.5 million, of which $387.6 million was floating rate debt, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers, and obligations under capital leases.
The credit markets generally and our level of indebtedness could have important consequences to us, including the following:
•	Our ability to obtain the appropriate levels of capital for working capital purposes or to finance the development of additional sites, construction of new centers or acquisitions, which may limit our growth strategy and future business opportunities;

•	A significant portion of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations;

•	We will need a substantial portion of our cash flow to pay the principal of, and interest on, our indebtedness, including indebtedness that we may incur in the future, which may reduce the funds that would otherwise be available for our operations or to pursue our growth strategy and future business opportunities;

•	A substantial decrease in our cash flows from operations or a substantial increase in our investment in new centers could make it difficult for us to meet our debt service requirements and force us to modify our operations;

•	We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; and

•	Our debt level may make us more vulnerable and less flexible than our competitors to a downturn in our business or the economy in general
In addition to the amount of indebtedness outstanding as of December 31, 2010, we had access to an additional $103.8 million under our credit facilities. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify, and we may have to change our growth strategies as a consequence.

Finally, if cash from available sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost-prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.
Any inability to access existing credit facilities, raise additional capital when required or with favorable terms or repay scheduled indebtedness at maturity could have an adverse effect on our business plans and operating results.
If we fail to comply with any of the covenants in our financing documents, we may not be able to access our existing credit facilities, we may be required to pay increased interest and our obligations to repay our indebtedness may be accelerated.
We have entered into several financing transactions to finance the development of our centers. Certain of the loan documents contain financial and other covenants applicable to us, and certain of these loan documents contain cross-default provisions. For example, we have 10 centers financed by Starwood Property Mortgage Sub-1, L.L.C. (“Starwood”) that are subject to cross-default and cross-collateral provisions, which would allow the lender to foreclose on each of these 10 centers if there is an event of default related to one or more of these centers. In addition, any default or acceleration of payments under any loan facility of more than $1.0 million and any default that results in termination of acceleration of payments under any lease transaction involving annual payments in excess of $1.0 million, constitutes an event of default under our revolving credit facility. If we fail to comply with any of the covenants, it may cause a default under one or more of our loan documents, which could limit our ability to obtain additional financing under our existing credit facilities, require us to pay higher levels of interest or accelerate our obligations to repay our indebtedness.
Our continued growth could place strains on our management, employees, information systems and internal controls which may adversely impact our business.
Over the past several years, we have experienced significant growth in our business activities and operations, including an increase in the number of our centers. Our past expansion has placed, and any accelerated future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, marketing, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention. In addition, if we seek to grow our business through acquisition, we will face risks related to identifying appropriate targets, conducting effective due diligence and integrating the acquired businesses in order for any acquisitions to be accretive to earnings over the long term.
If we fail to properly maintain the integrity of our data or to strategically implement new or upgrade or consolidate existing information systems, our reputation and business could be materially adversely affected.
As we grow our business, we increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including but not limited to personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Such federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases. Noncompliance with any privacy laws, any financial industry group requirements or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, operations and reputation including material fines and penalties; increased financial processing fees; compensatory, special, punitive and statutory damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order, regarding our privacy and security practices.
The health club industry is highly competitive and our competitors may have greater name recognition than we have.
We compete with other health and fitness centers, physical fitness and recreational facilities established by local non-profit organizations, governments, hospitals, and businesses, local salons, cafes and businesses offering similar ancillary services, and to a lesser extent, amenity and condominium clubs and similar non-profit organizations, exercise studios, racquet, tennis and other athletic clubs, country clubs, online personal training and fitness coaching and the home fitness equipment industry. We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. Competitors, which may have greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Furthermore, due to the increased number of low cost health club and fitness center alternatives, we may face increased competition during periods when discretionary spending declines or unemployment remains high. This competition may limit our ability to increase membership fees, retain members, attract new members and retain qualified personnel.
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
We may incur rising costs related to construction of new centers and maintenance of our existing centers. If we are not able to pass these cost increases through to our members, our returns may be adversely affected.
Our centers require significant upfront and ongoing investment. If our investment is higher than we had planned, we may need to outperform our operational plan to achieve our targeted return. Over the longer term, we believe that we can offset cost increases by increasing our membership dues and other fees and improving profitability through cost efficiencies, but higher costs in regions where we are opening new centers may be difficult to offset in the short-term.

The opening of new centers in existing locations may negatively impact our same-center revenue increases and our operating margins.
We currently operate centers in 20 states. We plan to open three new large format centers in 2011, one of which is in an existing market. With respect to existing markets, opening new centers in existing markets may attract some memberships away from other of our centers in those markets, thereby diminishing their revenues. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
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
We currently operate multiple centers in several metropolitan areas, including 24 in the Minneapolis/ St. Paul market, nine in the Chicago market, eight in the Dallas market, six in the Detroit and Houston markets and five in the Phoenix market, with future planned expansion in current and new markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
If we are unable to identify and acquire suitable sites for new sports and athletic, professional fitness, family recreation and spa centers, our revenue growth rate and profits may be negatively impacted.
To successfully expand our business, we must identify and acquire sites that meet the site selection criteria we have established. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face significant competition for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we are unable to identify and acquire sites for new centers, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new center. Due to the current credit environment, we have chosen to slow down our new center expansion plans. Accordingly, we expect near-term deceleration of our revenue growth rate.
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

If our chairman and chief executive officer leaves our company for any reason, it could have a material adverse effect on us.
Our growth and development to date have been largely dependent upon the services of Bahram Akradi, our Chairman of the Board of Directors, President, Chief Executive Officer and founder. Until July 1, 2011 when our Starwood financing arrangement is scheduled to expire, if Mr. Akradi ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws, we will be in default under the loan documents for our 10 centers financed with Starwood. In addition, if Mr. Akradi fails to retain at least 1.0 million unencumbered shares of our common stock, we will be in default under the loan documents. As a result, Mr. Akradi may be able to exert disproportionate control over us because of the significant consequence of his departure. We do not have any employment or non-competition agreement with Mr. Akradi.
We could be subject to claims related to health or safety risks at our centers and off-premises activities and events.
Use of our centers and participation in off-premises activities and events poses potential health or safety risks to members or guests through exertion and use of our equipment, swimming pools, rock climbing walls, waterslides, endurance events and other facilities and services. Claims may be asserted against us for injury or death suffered by someone using our facilities, services, activities and events. In addition, the child center services we offer at our centers expose us to claims related to child care. Lastly we also face liability in connection with our construction and remodel of our centers.
We are subject to extensive government regulation, and changes in these regulations could have a negative effect on our financial condition and results of operations.
Our operations are subject to various federal and state laws and regulations, including but not limited to the following:
•	federal and state consumer protection laws related to the advertising, marketing and sale of our products and services;

•	state statutes that regulate the sale and terms of our membership contracts;

•	state and local health or safety regulations related to various center operations, such as Life Café, Life Spa or Aquatics;

•	federal and state regulation of ancillary health and wellness-related products and services;

•	state licensing or other regulation of our service providers, such as cosmetologists, massage therapists and registered dieticians;

•	federal and state laws and regulations governing privacy and security of information.
Any changes in such laws or regulations could have a material adverse effect on our financial condition and results of operations.
We could be subject to claims related to our ancillary health and wellness-related offerings, and the value of our brand may suffer.
We offer directly or through third parties a variety of ancillary health and wellness-related products and services, such as nutritional products, blood screenings and other wellness assessments, chiropractic services, and medi-spa services. These products and services are or may be subject to legal and regulatory requirements. We cannot assure you that there will be no claims against us regarding the ingredients in, manufacture of or results of using our nutritional products, or any claims against us regarding our provision of other health and wellness-related services or our relationships with third parties. Furthermore, we cannot assure you that any rights we have under indemnification provisions and/or insurance policies will be sufficient to cover any losses that might result from such claims. Any publicity surrounding such claims may negatively impact the value of our brand.

If it becomes necessary to protect or defend our intellectual property rights or if we infringe on the intellectual property rights of others, we may become involved in costly litigation or be required to pay royalties or fees.
We may have disputes with third parties to enforce our intellectual property rights, protect our trademarks, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of infringement, invalidity or unenforceability. Such disputes may require us to engage in litigation. We may incur substantial costs and a diversion of resources as a result of such disputes and litigation, even if we win. In the event that we do not win, we may have to enter into royalty or licensing agreements, we may be prevented from using the marks within certain markets in connection with goods and services that are material to our business or we may be unable to prevent a third party from using our marks. We cannot assure you that we would be able to reach an agreement on reasonable terms, if at all. In particular, although we own a federal trademark registration for use of the LIFE TIME FITNESS® mark in the field of health and fitness centers, we are aware of entities in certain locations around the country that use LIFE TIME FITNESS, LIFE TIME or other similar marks in connection with goods and services related to health and fitness. The rights of these entities in such marks may predate our rights. Accordingly, if we open any centers in the areas in which these parties operate, we may be required to pay royalties or may be prevented from using the mark in such areas.
If we acquire a business, we may be unable to successfully integrate the business into our own.
In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully or finance the acquisition. If we do acquire another business, completing a potential acquisition and integrating the business into our own may place significant demands on our administrative, operational, financial and other resources and may require significant management time. In addition, we cannot provide any assurances that we will be able to successfully integrate them into our own business or achieve any goals relating to the acquisition.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters, located in Chanhassen, Minnesota next to our Chanhassen large format center, is a 105,000 square foot, free-standing, three-story building that we own.
As of February 28, 2011, we operated 90 centers in 20 states, of which we leased 27 sites, were parties to long-term ground leases for seven sites, owned 55 sites and were a member of a joint-venture that owned one site. We expect to open three large format centers in 2011 on sites we own or lease in various markets. One of the large format centers opened in January 2011 and the remaining two are currently under construction. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2012 through 2049. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below contains information about our open centers:

Location	Center Format (1)	Square Feet (2)	Date Opened (3)
90 Syosset (New York), NY	Large/Current	112,110	Jan-11
89 Centennial (Denver), CO	Large/Current	129,182	Dec-10
88 Uptown (Mpls./St. Paul), MN	Other	12,490	Aug-10
87 Kingwood (Houston), TX	Other	50,085	May-10
86 Lenexa (Kansas City), KS	Large/Current	112,110	Mar-10
85 Pima Crossing (Phoenix), AZ	Other	20,620	Feb-10
84 Beachwood (Cleveland), OH	Large/Current	112,110	Jan-10
83 Collierville (Memphis), TN	Large/Current	112,110	Jun-09
82 Lake Houston (Houston), TX	Large/Current	112,110	Feb-09
81 Berkeley Heights (New York), NJ	Large/Current	112,110	Feb-09
80 Westminster (Denver), CO	Large/Current	112,110	Nov-08
79 Florham Park (New York), NJ	Large/Current	109,995	Nov-08
78 Loudoun County (D.C./Baltimore), VA	Large/Current	112,110	Oct-08
77 Mansfield (Dallas), TX	Large/Current	129,155	Oct-08
76 Vernon Hills (Chicago), IL	Large/Current	140,495	Sep-08
75 CityCentre (Houston), TX	Large/Current	140,495	Sep-08
74 Rockville (D.C./Baltimore), MD	Large	66,700	Sep-08
73 Mountain Brook (Atlanta), GA	Large/Current	112,110	Jun-08
72 West County (St. Louis), MO	Large/Current	112,110	Jun-08
71 Johns Creek (Atlanta), GA	Large/Current	112,110	May-08
70 Parker (Denver), CO	Large/Current	129,155	Jan-08
69 San Antonio at the Rim (San Antonio), TX	Large/Current	112,110	Dec-07
68 Sugarloaf (Atlanta), GA	Large/Current	112,110	Nov-07
67 Austin South (Austin), TX	Large/Current	109,045	Oct-07
66 Premier Place (Dallas), TX	Large	62,000	Sep-07
65 White Bear Lake (Mpls./St. Paul), MN	Large	58,782	Sep-07
64 Deerfield Township (Cincinnati), OH	Large/Current	127,040	Jul-07
63 Omaha, NE	Large/Current	115,030	Jun-07
62 Lakeville (Mpls./St. Paul), MN	Large/Current	115,030	Jun-07
61 Cary (Raleigh), NC	Large/Current	109,995	May-07
60 Dublin (Columbus), OH	Large/Current	109,045	Apr-07
59 Scottsdale (Phoenix), AZ	Large/Current	109,775	Dec-06
58 Alpharetta (Atlanta), GA	Large/Current	109,720	Dec-06
57 Goodyear — Palm Valley (Phoenix), AZ	Large/Current	109,775	Oct-06
56 Overland Park (Kansas City), KS	Large/Current	110,080	Oct-06
55 South Valley (Salt Lake City), UT	Large/Current	108,925	Aug-06
54 Boca Raton (Miami/Ft. Lauderdale), FL	Large	73,688	Jul-06
53 Bloomington South (Mpls./St. Paul), MN	Large	95,314	Jul-06
52 Eden Prairie (Mpls./St. Paul), MN	Large	89,011	Jul-06
51 St. Louis Park (Mpls./St. Paul), MN	Large	189,496	Jul-06
50 Crosstown (Mpls./St. Paul), MN	Large	145,896	Jul-06
49 Target Center (Mpls./St. Paul), MN	Large	170,925	Jul-06
48 Fridley (Mpls./St. Paul), MN	Large	162,048	Jul-06
47 Allen-McKinney (Dallas), TX	Large/Current	125,475	May-06
46 Columbia (D.C./Baltimore), MD	Large/Current	110,563	Feb-06
45 Minnetonka (Mpls./St. Paul), MN	Other	41,000	Jan-06
44 Maple Grove (Mpls./St. Paul), MN	Large	72,500	Dec-05
43 San Antonio, TX	Large/Current	110,563	Dec-05
42 Romeoville (Chicago), IL	Large/Current	110,563	Sep-05
41 Austin North (Austin), TX	Large/Current	110,563	Sep-05
40 Chanhassen (Mpls./St. Paul), MN	Large/Current	110,563	Jul-05
39 Cinco Ranch (Houston), TX	Large/Current	108,890	Jun-05
38 Commerce Township (Detroit), MI	Large/Current	108,890	Mar-05

Location	Center Format (1)	Square Feet (2)	Date Opened (3)
37 Colleyville (Dallas), TX	Large/Current	108,890	Nov-04
36 North Dallas (Dallas), TX	Large	68,982	Nov-04
35 Flower Mound (Dallas), TX	Large/Current	108,890	Oct-04
34 Sugar Land (Houston), TX	Large/Current	108,890	Oct-04
33 Garland (Dallas), TX	Large/Current	108,890	Jul-04
32 Champions (Houston), TX	Large/Current	108,890	Jun-04
31 Plano (Dallas), TX	Large/Current	108,890	Nov-03
30 New Hope (Mpls./St. Paul), MN	Other	44,156	Oct-03
29 Gilbert (Phoenix), AZ	Large/Current	108,890	Oct-03
28 Tempe (Phoenix), AZ	Large/Current	108,890	Apr-03
27 Rochester Hills (Detroit), MI	Large/Current	108,890	Nov-02
26 Canton Township (Detroit), MI	Large/Current	105,010	Sep-02
25 Old Orchard (Chicago), IL	Large/Current	108,890	Aug-02
24 Savage (Mpls./St. Paul), MN	Large	80,853	Jun-02
23 Burr Ridge (Chicago), IL	Large/Current	105,562	Feb-02
22 Champlin (Mpls./St. Paul), MN	Large	61,948	Oct-01
21 Fairfax (D.C./Baltimore), VA	Large	67,467	Oct-01
20 Orland Park (Chicago), IL	Large/Current	108,890	Aug-01
19 Algonquin (Chicago), IL	Large/Current	108,890	Apr-01
18 Bloomingdale (Chicago), IL (4)	Large/Current	108,890	Feb-01
17 Warrenville (Chicago), IL	Large/Current	114,993	Jan-01
16 Schaumburg (Chicago), IL	Large/Current	108,890	Oct-00
15 Minneapolis, MN (5)	Other	58,705	Jul-00
14 Shelby Township (Detroit), MI	Large	101,680	Mar-00
13 Centreville (D.C./Baltimore), VA	Large	90,956	Jan-00
12 Novi (Detroit), MI	Large	90,956	Oct-99
11 Indianapolis, IN	Large	90,956	Aug-99
10 Columbus, OH	Large	98,047	Jul-99
9 Apple Valley(Mpls./St. Paul), MN	Other	10,375	Jun-99
8 Troy (Detroit), MI	Large	93,579	Jan-99
7 Plymouth (Mpls./St. Paul), MN	Large	109,558	Jun-97
6 Bloomington North (Mpls./St. Paul), MN	Other	47,307	Nov-96
5 Coon Rapids (Mpls./St. Paul), MN	Other	90,262	May-96
4 Highland Park (Mpls./St. Paul), MN (6)	Other	39,578	Nov-95
3 Roseville (Mpls./St. Paul), MN	Other	14,000	Sep-95
2 Woodbury (Mpls./St. Paul), MN	Large	73,050	Sep-95
1 Eagan (Mpls./St. Paul), MN	Large	64,415	Sep-94

(1)	Generally, the main differences between our large format centers and large/current format centers are the inclusion (or absence) of an outdoor aquatics park, larger indoor aquatics area, larger gymnasium, up to three additional studios and enhanced LifeSpa and LifeCafe spaces. The other center format includes smaller or specialty centers.

(2)	In a few of our centers, we sublease space to third parties who operate our pro shop or climbing wall or to hospitals or physical therapy providers. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts, outdoor swimming pools and outdoor play areas. These figures are approximations.

(3)	For acquired centers, date opened is the date we assumed operations of the center.

(4)	This center is a joint venture in which we have a one-third interest.

(5)	We operate a separate 13,842 square foot full-service restaurant in the same building. The square footage figure in the table does not include the restaurant space.

(6)	Our Highland Park, Minnesota center is located in a 109,346 square foot office building that we own.
In addition to the centers listed in the table above, we also operate three facilities which we classify as satellite locations. These include an owned 15,640 square foot tennis-only facility in Minnetonka, Minnesota, an owned 21,829 square foot health club/presale center in Colorado Springs, Colorado and a leased 3,789 square foot yoga center in Phoenix, Arizona.
Other Property Data:

	As of December 31,
	2010	2009	2008	2007	2006
	(Number of centers)
Center age
Open 1 to 12 months	6	3	11	10	15
Open 13 to 36 months	14	21	25	22	13
Open 37+ months (mature)	69	60	45	38	32

Total centers	89	84	81	70	60

Center format
Large format — current model	54	51	48	38	30
Large format — other	24	24	24	23	21
Other format	11	9	9	9	9

Total centers	89	84	81	70	60

Center ownership
Own	35	28	29	28	25
Own/ground lease	3	3	2	1	1
Own/mortgaged	20	23	20	18	12
Own/ground lease/mortgaged	3	3	3	3	3
Joint venture	1	1	1	1	1
Leased	27	26	26	19	18

Total centers	89	84	81	70	60

Item 3. Legal Proceedings.
We may be subject to litigation from time to time. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. Such matters are subject to many uncertainties, however, and the outcome of individual matters is not predictable with assurance.
In August 2009, Foss Swim School, Inc. filed an action against Life Time Fitness, Inc. and its subsidiary, LTF Club Operations Company, Inc., in district court in Hennepin County, Minnesota seeking monetary damages and injunctive relief relating to our prior relationship with The Foss Swim School and subsequent development of our USwim program. We settled the litigation in December 2010 and it did not have a material effect on our consolidated financial statements.

Item 4. [REMOVED AND RESERVED]
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol LTM. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the NYSE.

	High	Low
Fiscal Year Ended December 31, 2009:
First Quarter (January 1, 2009 – March 31, 2009)	$16.73	$7.07
Second Quarter (April 1, 2009 – June 30, 2009)	21.59	12.01
Third Quarter (July 1, 2009 – September 30, 2009)	32.05	16.66
Fourth Quarter (October 1, 2009 – December 31, 2009)	31.38	21.29
Fiscal Year Ended December 31, 2010:
First Quarter (January 1, 2010 – March 31, 2010)	$30.13	$22.05
Second Quarter (April 1, 2010 – June 30, 2010)	40.72	28.17
Third Quarter (July 1, 2010 – September 30, 2010)	40.63	30.39
Fourth Quarter (October 1, 2010 – December 31, 2010)	42.99	35.22
Holders
As of February 16, 2011, the number of record holders of our common stock was approximately 368, consisting of 19 record holders with our transfer agent and approximately 349 employees granted restricted stock by the Company.
Performance Graph
The following graph compares the annual change in the cumulative total shareholder return on our common stock from December 30, 2005 through December 31, 2010 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on December 30, 2005 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

	12/30/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Life Time Fitness	$100	$127	$130	$34	$65	$108
NYSE Composite Index	100	118	126	74	93	103
Russell 2000 Index	100	117	114	74	93	116
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
Issuer Purchases of Equity Securities in Fourth Quarter 2010

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Plan (1)	the Plan (1)
October 1 – 31, 2010	100	$42.12	100	342,660
November 1 – 30, 2010	–	–	–	342,660
December 1 – 31, 2010	–	–	–	342,660

Total	100	$42.12	100	342,660

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan. Since June 2006, through December 2010, we have repurchased 157,340 shares.

Equity Compensation Plan Information
Incorporated by reference hereunder is the information under “Equity Compensation Plan Information” in our Proxy Statement.
Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings per share.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$603,231	$564,605	$508,927	$434,138	$339,623
Enrollment fees	24,426	26,138	26,570	24,741	22,438
In-center revenue (1)	266,426	232,834	218,198	182,215	138,332

Total center revenue	894,083	823,577	753,695	641,094	500,393
Other revenue	18,761	13,424	15,926	14,692	11,504

Total revenue	912,844	837,001	769,621	655,786	511,897
Operating expenses
Center operations	561,070	506,443	454,645	377,235	292,273
Advertising and marketing	27,098	26,299	31,500	24,967	20,770
General and administrative	48,060	42,776	43,749	40,820	37,781
Other operating	23,544	21,852	19,426	16,340	12,998
Depreciation and amortization	92,313	90,770	72,947	59,014	47,560

Total operating expenses (2)	752,085	688,140	622,267	518,376	411,382

Income from operations	160,759	148,861	147,354	137,410	100,515
Interest expense, net	(27,795)	(30,338)	(29,552)	(25,443)	(17,356)
Equity in earnings of affiliate (3)	1,176	1,302	1,243	1,272	919

Income before income taxes	134,140	119,825	119,045	113,239	84,078
Provision for income taxes	53,448	47,441	47,224	45,220	33,513

Net income	80,692	$72,384	$71,821	$68,019	$50,565

Basic earnings per common share	$2.03	$1.84	$1.84	$1.81	$1.40
Weighted average number of common shares outstanding — basic	39,809	39,297	39,002	37,518	36,118
Diluted earnings per common share	$2.00	$1.82	$1.83	$1.78	$1.37
Weighted average number of common shares outstanding — diluted (4)	40,385	39,870	39,342	38,127	36,779
Balance Sheet Data (end of period):
Cash and cash equivalents	$12,227	$6,282	$10,829	$5,354	$6,880
Working capital	(56,513)	(67,396)	(107,112)	(100,281)	(100,509)
Total assets	1,718,480	1,631,525	1,647,703	1,386,533	987,676
Long-term debt, net of current portion	605,279	643,630	702,569	555,037	374,327
Total debt	612,544	660,346	712,904	564,605	389,555
Total shareholders’ equity	840,578	737,431	652,901	572,557	392,513
Cash Flow Data:
Net cash provided by operating activities	$192,265	$186,203	$183,066	$142,206	$125,852
Net cash used in investing activities	(149,034)	(143,285)	(305,995)	(417,207)	(263,183)
Net cash provided by (used in) financing activities	(37,286)	(47,465)	128,404	273,475	139,531

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share, center and membership data)
Other Data:
Same center revenue — 13 month (5)	5.0%	(3.1%)	2.8%	6.1%	7.3%
Same center revenue — 37 month (5)	2.3%	(7.5%)	(2.8%)	0.8%	2.1%
Average revenue per membership (6)	$1,475	$1,414	$1,427	$1,360	$1,270
Average in-center revenue per membership (7)	$440	$400	$414	$387	$351
Annual attrition rate (8)	36.3%	40.6%	42.3%	34.3%	34.6%
EBITDA (9)	$254,248	$240,933	$221,544	$197,696	$148,994
EBITDAR (9)	$296,729	$281,174	$248,919	$217,072	$162,718
Capital expenditures (10)	$131,671	$146,632	$463,337	$415,822	$261,767
Free cash flows (11)	$60,594	$39,571	$(280,271)	$(273,616)	$(135,915)
Operating Data (end of period) (12):
Centers open	89	84	81	70	60
Memberships	612,556	578,937	567,110	499,092	443,660
Center square footage (13)	8,810,507	8,459,540	8,109,359	6,832,814	5,802,627
Employees	19,000	17,400	16,700	15,000	12,350
Margins:
Center operations	38.5%	39.5%	40.9%	42.5%	42.9%
EBITDA (14)	27.9%	28.8%	28.8%	30.1%	29.1%
EBITDAR (15)	32.5%	33.6%	32.3%	33.1%	31.8%
Operating income	17.6%	17.8%	19.1%	21.0%	19.6%
Net Income	8.8%	8.6%	9.3%	10.4%	9.9%
Stock Information:
Total common shares outstanding	41,925	41,410	39,613	39,138	36,817
Market price per share — high	$42.99	$32.05	$50.28	$65.09	$53.04
Market price per share — close	$40.99	$24.93	$12.95	$49.68	$48.51
Market price per share — low	$22.05	$7.07	$8.03	$45.89	$37.17
Price / earnings ratio at year-end — diluted	20.5	13.6	7.1	27.9	35.4
Market capitalization (16)	$1,718,505	$1,032,351	$512,988	$1,944,376	$1,785,993

(1)	In-center revenue includes revenue generated at our centers from fees for personal training, dieticians, group fitness training and other member activities, sales of products offered at our LifeCafe, sales of products and services offered at our LifeSpa, tennis and renting space in certain of our centers.

(2)	Total operating expenses in 2008 includes expenses totaling $5.0 million associated with plans to slow the development of new centers. These expenses include severance costs, lower-of-cost-or-market adjustments in connection with assets held for sale and write-offs associated with land development cancelled in the fourth quarter of 2008.

Total operating expenses in 2010 includes $5.6 million associated with performance-based restricted stock compensation expense. In June 2009, we granted performance-based restricted stock to our senior management team. In fourth quarter 2010, we determined that achieving the 2011 diluted earnings per share performance criteria required for vesting of 50% of the stock (representing approximately 450,000 shares of restricted stock) was now probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million (pretax) in the quarter. Of this amount, approximately $1.2 million is reflected in center operations expense and approximately $4.4 million is reflected in general and administrative expense. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $4.0 million (pretax) ratably in 2011.

(3)	In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C. (“Bloomingdale LLC”) with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Each member made an initial capital contribution of $2.0 million and owns a one-third interest in Bloomingdale LLC. The center commenced operations in February 2001. The terms of the relationship among the members are governed by an operating agreement. Bloomingdale LLC is accounted for using the equity method.

(4)	The diluted weighted average number of common shares outstanding is the weighted average number of common shares plus the weighted average conversion of any dilutive common stock equivalents, the assumed weighted average exercise of dilutive stock options using the treasury stock method, and unvested restricted stock awards using the treasury stock method. The shares issuable upon the exercise of stock options and the vesting of all restricted stock awards were dilutive.

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Weighted average number of common shares outstanding — basic	39,809	39,297	39,002	37,518	36,118
Effect of dilutive stock options	156	69	164	476	509
Effect of dilutive restricted stock awards	420	504	176	133	152

Weighted average number of common shares outstanding — diluted	40,385	39,870	39,342	38,127	36,779

(5)	Membership dues, enrollment fees and in-center revenue for a center are included in same center revenue growth — 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same center revenue growth — 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(6)	Average revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(7)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(8)	Annual attrition rate (or trailing 12 month attrition rate) is calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month membership balance for the trailing 12 months. The annual attrition rate for the year ended December 31, 2010 includes a small positive impact due to a change in calculation methodology adopted April 1, 2010 in which we exclude potential memberships who elect to cancel during their 14-day trial as members.

(9)	EBITDA is a non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR adds rent expense to EBITDA. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA and EBITDAR are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net income	$80,692	$72,384	$71,821	$68,019	$50,565
Interest expense, net	27,795	30,338	29,552	25,443	17,356
Provision for income taxes	53,448	47,441	47,224	45,220	33,513
Depreciation and amortization	92,313	90,770	72,947	59,014	47,560

EBITDA	$254,248	$240,933	$221,544	$197,696	$148,994

Rent expense	42,481	40,241	27,375	19,376	13,724

EBITDAR	$296,729	$281,174	$248,919	$217,072	$162,718

(10)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

(11)	Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. The funds depicted by free cash flow are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$192,265	$186,203	$183,066	$142,206	$125,852
Less: Purchases of property and equipment	131,671	146,632	463,337	415,822	261,767

Free cash flow	$60,594	$39,571	$(280,271)	$(273,616)	$(135,915)

(12)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

(13)	The square footage presented in this table reflects fitness square footage which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.

(14)	EBITDA margin is the ratio of EBITDA to total revenue.

(15)	EBITDAR margin is the ratio of EBITDAR to total revenue.

(16)	Market capitalization is calculated by multiplying the year-end total common shares outstanding by the year-end stock price.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of February 28, 2011, we operated 90 centers primarily in residential locations across 20 states under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center for same center revenue purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center for same center revenue purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations.
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the three new large format centers we have opened or plan to open in 2011, one will be in an existing market. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
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
In 2008 and 2009, we experienced increased member attrition and lower revenue per membership as well as higher membership acquisition costs due to the challenging economic environment. Although these conditions improved in 2010, if the challenging economic conditions were to continue, we may face continued lower revenue and operating profit in affected centers and on a consolidated basis. Certain of our markets may be impacted more severely than others as a result of regional economic factors such as housing, competition or unemployment rates.
Our categories of new centers and existing centers do not include the center owned by Bloomingdale, LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and same center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships, Flex memberships and center attrition rates. During 2008, our annual attrition rate increased from 34.3% to 42.3% driven primarily by the slowing economy and inactive members leaving earlier than in the past. During 2009, our annual attrition rate decreased from 42.3% to 40.6% and during 2010, our annual attrition rate decreased from 40.6% to 36.3%. Over the past two years we saw our attrition rate decrease due in part to increased programming focused on member engagement and center utilization.
We have three primary sources of revenue:
•	First, our largest source of revenue is membership dues (66.1% of total revenue for the year ended December 31, 2010) and enrollment fees (2.7% of total revenue for the year ended December 31, 2010) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•	Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (29.1% of total revenue for the year ended December 31, 2010), including fees for personal training, registered dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•	Third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (2.1% of total revenue for the year ended December 31, 2010), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two stand-alone restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.
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
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center can vary considerably based on variability in land cost, the cost of construction labor and the size or amenities of the center, including the addition of tennis facilities, an expanded gymnasium or other facilities. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, probability of meeting certain performance targets and tax provisions. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results. We have identified below the following accounting policies that we consider to be critical.

Revenue recognition. We receive a one-time enrollment fee (including an administrative fee) at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. We review the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, competition, economic conditions and our performance may cause attrition levels to change, which could impact the estimated average membership life. During 2008, there was a substantial shift in our attrition activity, primarily as a result of macroeconomic pressures and a challenging consumer environment. During the second quarter of 2008, we changed our estimated average membership life from 36 months to 33 months. The pressure continued throughout the second half of 2008; therefore, we reduced the estimated average membership life to 30 months at the beginning of the fourth quarter. Our attrition rate in 2009 improved slightly from a high of 42.7% at the end of first quarter to 40.6% at year-end, and our estimated average membership life remained 30 months. During 2010, our annual attrition rate has decreased from 40.6% to 36.3%. During the fourth quarter of 2010, we changed our estimated average membership life from 30 months to 33 months. If the estimated average membership life had been 33 months or 27 months for the entire year ended December 31, 2010, the impact of this change in accounting estimate on our income from continuing operations and net income would have been less than $0.1 million, and the change in accounting estimate would have had no impact on our basic and diluted earnings per share. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the average membership life. The amount of direct expenses in excess of enrollment fees totaled $14.9 million, $8.4 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
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

Results of Operations
The following table sets forth our consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended
	December 31,
	2010	2009	2008
REVENUE:
Membership dues	66.1%	67.5%	66.1%
Enrollment fees	2.7	3.1	3.4
In-center revenue	29.1	27.8	28.4

Total center revenue	97.9	98.4	97.9
Other revenue	2.1	1.6	2.1

Total revenue	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	61.5	60.5	59.1
Advertising and marketing	3.0	3.2	4.1
General and administrative	5.2	5.1	5.7
Other operating	2.6	2.6	2.5
Depreciation and amortization	10.1	10.8	9.5

Total operating expenses	82.4	82.2	80.9
Income from operations	17.6	17.8	19.1
OTHER INCOME (EXPENSE):
Interest expense, net	(3.0)	(3.7)	(3.8)
Equity in earnings of affiliate	0.1	0.2	0.2

Total other income (expense)	(2.9)	(3.5)	(3.6)
INCOME BEFORE INCOME TAXES	14.7	14.3	15.5
PROVISION FOR INCOME TAXES	5.9	5.7	6.2

NET INCOME	8.8%	8.6%	9.3%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Total revenue. Total revenue increased $75.8 million, or 9.1%, to $912.8 million for the year ended December 31, 2010 from $837.0 million for the year ended December 31, 2009.
Total center revenue grew $70.5 million, or 8.6%, to $894.1 million for the year ended December 31, 2010, from $823.6 million for the year ended December 31, 2009. Of the $70.5 million increase in total center revenue,
•	54.8% was from membership dues, which increased $38.6 million, or 6.8%, due to increased memberships at new centers and higher average dues. Our number of memberships increased 5.8% to 612,556 at December 31, 2010 from 578,937 at December 31, 2009.

•	47.6% was from in-center revenue, which increased $33.6 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $400 for the year ended December 31, 2009 to $440 for the year ended December 31, 2010.

•	(2.4%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the fourth quarter of 2010, the estimated average membership life was 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased $1.7 million for the year ended December 31, 2010 to $24.4 million. Our average enrollment fee was lower in 2010 than in 2009 due primarily to increased promotional pricing activity to attract new memberships in the current economic environment.
Other revenue increased $5.3 million, or 39.8%, to $18.8 million for the year ended December 31, 2010, which was primarily due to athletic event revenue, which includes revenue from recently acquired athletic events.
Center operations expenses. Center operations expenses totaled $561.1 million, or 62.8% of total center revenue (or 61.5% of total revenue), for the year ended December 31, 2010 compared to $506.4 million, or 61.5% of total center revenue (or 60.5% of total revenue), for the year ended December 31, 2009. This $54.7 million increase primarily consisted of an increase of $32.1 million in additional payroll-related costs to support increased memberships and revenue growth at our centers and $9.8 million in occupancy-related costs, including utilities, real estate taxes and rent on leased centers. Center rent expense totaled $41.7 million for the year ended December 31, 2010 and $39.7 million for the year ended December 31, 2009. This $2.0 million increase is primarily a result of two new ground leases for future centers. Center operations expenses increased as a percent of total revenue due primarily to increases in member acquisition costs, costs associated with increased in-center revenue and costs associated with expanded program offerings intended to improve member acquisition and retention.
Advertising and marketing expenses. Advertising and marketing expenses were $27.1 million, or 3.0% of total revenue, for the year ended December 31, 2010, compared to $26.3 million, or 3.2% of total revenue, for the year ended December 31, 2009. As a percentage of revenue, these expenses decreased primarily due to more targeted and market-specific marketing campaigns.
General and administrative expenses. General and administrative expenses were $48.1 million, or 5.2% of total revenue, for the year ended December 31, 2010, compared to $42.8 million, or 5.1% of total revenue, for the year ended December 31, 2009.
Other operating expenses. Other operating expenses were $23.5 million for the year ended December 31, 2010, compared to $21.9 million for the year ended December 31, 2009.
Depreciation and amortization. Depreciation and amortization was $92.3 million for the year ended December 31, 2010, compared to $90.8 million for the year ended December 31, 2009.
Interest expense, net. Interest expense, net of interest income, was $27.8 million for the year ended December 31, 2010, compared to $30.3 million for the year ended December 31, 2009. This $2.5 million decrease was primarily the result of a reduction in debt levels.
Provision for income taxes. The provision for income taxes was $53.4 million for the year ended December 31, 2010, compared to $47.4 million for the year ended December 31, 2009. This $6.0 million increase was due to an increase in income before income taxes of $14.3 million and a higher effective income tax rate in 2010. The effective income tax rate for the year ended December 31, 2010 was 39.8% compared to 39.6% for the year ended December 31, 2009.
Net income. As a result of the factors described above, net income was $80.7 million, or 8.8% of total revenue, for the year ended December 31, 2010 compared to $72.4 million, or 8.6% of total revenue, for the year ended December 31, 2009.
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
•	79.7% was from membership dues, which increased $55.7 million, or 10.9%, due to increased memberships at new centers and higher dues per membership. Our number of memberships increased 2.1% to 578,937 at December 31, 2009 from 567,110 at December 31, 2008.

•	20.9% was from in-center revenue, which increased $14.6 million primarily as a result of increased sales of our LifeCafe products and services and personal training. Average in-center revenue per membership decreased from $414 for the year ended December 31, 2008 to $400 for the year ended December 31, 2009. We began to see slower in-center revenue growth in the second half of 2008 through all of 2009 due to the slower economy.

•	(0.6%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. During 2009 and the fourth quarter of 2008, the estimated average membership life was 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased $0.4 million for the year ended December 31, 2009 to $26.1 million. In 2008 and 2009, we lowered our enrollment fees to stimulate new membership demand.
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
Interest expense, net. Interest expense, net of interest income, was $30.3 million for the year ended December 31, 2009, compared to $29.6 million for the year ended December 31, 2008. This $0.7 million increase was primarily the result of decreased capitalized interest on construction projects partially offset by a reduction in debt levels throughout the year.
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
Interest in an Unconsolidated Affiliated Entity
In 1999, we formed Bloomingdale LLC with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois, which opened in February 2001. The terms of the relationship among the members are governed by an operating agreement, which expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. In December 1999, Bloomingdale LLC entered into a management agreement with us, pursuant to which we agreed to manage the day-to-day operations of the center, subject to the overall supervision by the Management Committee of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of the joint venture require the approval of a majority of the members. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements. Additional details related to our interest in Bloomingdale LLC are provided in Note 3 to our consolidated financial statements.
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
We believe EBITDA and EBITDAR are useful to an investor in evaluating our operating performance because:
•	both are widely accepted financial indicators of a company’s ability to service its debt and we are required to comply with certain covenants and borrowing limitations that are based on variations of EBITDA and EBITDAR in certain of our financing documents; and

•	both are widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.
Our management uses EBITDA and/or EBITDAR:
•	as measurements of operating performance because they assist us in comparing our performance on a consistent basis;

•	in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management; and

•	as the basis for incentive bonuses paid to selected members of senior and center-level management.
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

We believe free cash flow is useful to an investor in understanding our cash flow generation and liquidity because:
•	free cash flow allows us to evaluate the cash generated by operations and the ability of our operations to fund investment items related to purchases of property and equipment, repay indebtedness, add to our cash balance, or to use in other discretionary activities; and

•	if negative, free cash flow reflects the need for incremental financing activities or use of existing cash balances.
Our management uses the measure of free cash flow:
•	to monitor cash available for repayment of indebtedness; and

•	in discussions with the investment community.
We have provided reconciliations of free cash flow to cash flows from operations in the section “Quarterly Results (Unaudited),” located immediately following the Report of Independent Registered Public Accounting Firm and in the “Selected Financial Data” section.
Seasonality of Business
Seasonal trends have an effect on our overall business. Generally, we have experienced greater membership growth at the beginning of the year. We also experience increased membership in certain centers during the summer pool season. During the summer months, we also experience a slight increase in in-center business activity with summer programming and operating expenses due to our outdoor aquatics operations. We experience an increased level of membership attrition during the third and fourth quarters as the summer pool season ends and we enter the holiday season. This can lead to a sequential decline in memberships during those quarters.
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
In 2009, we slowed our growth plans and began to generate free cash flow that allowed us to pay down a portion of our existing debt. We plan to pay off or refinance debt scheduled to mature in 2011 and 2012, including mortgage notes payable to Starwood (scheduled to mature in July 2011) and our revolving credit facility (scheduled to mature in May 2012) through cash flow from operations, refinancing existing debt facilities or issuing new debt. As a result of our intent and ability to refinance the Starwood notes payable with proceeds from our revolving credit facility, the balance at December 31, 2010 is classified as long-term debt.
Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the revolving credit facility.
Credit Rating. We have never had public debt. Accordingly, we do not have, nor have we had, a credit rating as stated through Standard and Poor’s Rating Services or Moody’s Investor Service.

The following table summarizes our capital structure as of December 31, 2010 and 2009.

	December 31,
	2010	2009
	(In thousands)
Debt
Long-term	$605,279	$643,630
Current maturities of long-term	7,265	16,716

Total debt	612,544	660,346

Shareholders’ Equity
Common stock	839	829
Additional paid-in capital	414,922	395,121
Retained earnings	424,787	344,095
Accumulated other comprehensive loss	30	(2,614)

Total shareholders’ equity	840,578	737,431

Total capitalization	$1,453,122	$1,397,777

Operating Activities
As of December 31, 2010, we had total cash and cash equivalents of $12.2 million. We also had $103.8 million available under the terms of our revolving credit facility as of December 31, 2010.
Net cash provided by operating activities was $192.3 million for 2010 compared to $186.2 million for 2009, driven primarily by an $8.3 million, or 11.5% improvement in net income.
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
Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2010	2009	2008
		(In thousands)
Purchases of property and equipment	$131,671	$146,632	$463,337
Non-cash property and equipment financed through capital lease obligations	—	31	9,910
Non-cash property purchases in construction accounts payable	14,327	(53,789)	3,963
Non-cash share-based compensation capitalized to projects under development	319	385	641

Total capital expenditures	$146,317	$93,259	$477,851

The following schedule reflects 2010 and 2009 capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2010	2009
	(In thousands)
New center land and construction	$111,942	$60,915
Initial remodels of acquired centers	2,706	2,091
Maintenance of existing facilities and centralized infrastructure	31,669	30,253

Total capital expenditures	$146,317	$93,259

At December 31, 2010 we had purchased the real property for two and entered into a ground lease for one of the three large format centers we plan to open in 2011, and we had purchased real property for one and entered into a ground lease for two of the large format centers that we plan to open after 2011.
We expect our capital expenditures to be approximately $150 to $175 million in 2011, of which we expect to incur approximately $110 to $125 million for new center construction and approximately $40 to $50 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
During the year ended December 31, 2010, we had the following changes to our capital structure.
Mortgage Notes Payable to Real Estate Investment Trust
On February 23, 2010, we prepaid three of the mortgage notes payable to Teachers Insurance and Annuity Association of America (“TIAA”) at the par amount of $30.2 million. Concurrent with the prepayment, the mortgages were released on three of our centers. Additionally, the loan documents with TIAA were amended reducing the number of shares of our common stock our Chief Executive Officer must retain from 1.8 million to 1.0 million. As of the date of the prepayment, the obligations to TIAA under the remaining ten mortgage notes payable remain due in July 2011. In March 2010, TIAA sold a portfolio of mortgages, including ours, to Starwood. As a result of our intent and ability to refinance the Starwood notes payable with proceeds from our revolving credit facility, the balance at December 31, 2010 is classified as long-term debt.
Interest Rate Swap
On September 17, 2007, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rate paid on a total of $125.0 million of variable rate borrowings from our revolving credit facility at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. On October 10, 2010, our interest rate swap contract expired without renewal.
See footnote 4, “Long-Term Debt” to our consolidated financial statements for a description of all of our outstanding financing arrangements.

Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2010.
Our primary financial covenants are:

Actual as of December 31,
Covenant	Requirement	2010	2009
Revolving credit facility (1):
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.0	2.98 to 1.0	3.29 to 1.0
Senior Debt to Adjusted EBITDA	Not more than 3.25 to 1.0	1.63 to 1.0	1.82 to 1.0
Fixed Charge Coverage Ratio	Not less than 1.60	2.71 to 1.0	2.65 to 1.0
Sale-leaseback (2):
Tangible Net Worth	Not less than $200.0 million	$787.9 million	$688.4 million

(1)	The formulas for these covenants are specifically defined in the revolving credit facility and include, amount other things, an add back of share-based compensation expense to EBITDAR and EBITDA. See footnote 4, “Long-Term Debt” for more information on our revolving credit facility.

(2)	The formula for this covenant is specifically defined in our Senior Housing Properties Trust agreement. See footnote 8, “Commitments and Contingencies” to our consolidated financial statements for more information on this sale-leaseback transaction.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2010:

	Payments due by period
	Total	2011	2012	2013	2014	2015	After 2015
				(In thousands)
Long-term debt obligations, excluding capital lease obligations (1)	$594,897	$6,228	$429,836	$9,989	$15,785	$7,398	$125,661
Capital lease obligations	17,647	1,037	1,180	617	10,220	526	4,067
Interest (2)	64,634	18,840	12,046	9,078	8,222	6,537	9,911
Operating lease obligations	746,263	40,421	40,367	39,762	40,623	40,678	544,412
Purchase obligations (3)	29,342	23,483	2,531	2,484	667	175	2
Other long-term liabilities (4)	2,655	2,655	—	—	—	—	—

Total contractual obligations	$1,455,438	$92,664	$485,960	$61,930	$75,517	$55,314	$684,053

(1)	See footnote 4, “Long-Term Debt” to our consolidated financial statements for more information.

(2)	Interest expense obligations were calculated holding floating rate debt balances and interest rates constant at December 31, 2010 rates.

(3)	Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of the four large format centers under construction as of December 31, 2010, three of which we plan to open in 2011, as well as contracts for the purchase of land.

(4)	In addition to the other long-term liabilities presented in the table above, approximately $1.2 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with applicable accounting guidance, and we are uncertain as to if or when such amounts may be settled.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2010, our net floating rate indebtedness was approximately $387.6 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2010, our interest costs would have increased by approximately $2.9 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2010, our interest income from cash equivalents would have increased by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2010.

Item 8. Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,227	$6,282
Accounts receivable, net	5,806	4,026
Center operating supplies and inventories	17,281	14,621
Prepaid expenses and other current assets	13,318	12,938
Deferred membership origination costs	14,728	20,278
Deferred income taxes	3,628	660
Income tax receivable	9,916	—

Total current assets	76,904	58,805
PROPERTY AND EQUIPMENT, net	1,570,234	1,512,993
RESTRICTED CASH	2,572	2,941
DEFERRED MEMBERSHIP ORIGINATION COSTS	7,251	8,716
GOODWILL	13,322	5,690
OTHER ASSETS	48,197	42,380

TOTAL ASSETS	$1,718,480	$1,631,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,265	$16,716
Accounts payable	18,913	14,429
Construction accounts payable	24,342	9,882
Accrued expenses	50,802	48,235
Deferred revenue	32,095	36,939

Total current liabilities	133,417	126,201
LONG-TERM DEBT, net of current portion	605,279	643,630
DEFERRED RENT LIABILITY	32,187	29,048
DEFERRED INCOME TAXES	89,839	77,189
DEFERRED REVENUE	7,279	8,819
OTHER LIABILITIES	9,901	9,207

Total liabilities	877,902	894,094

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 41,924,985 and 41,410,367 shares issued and outstanding, respectively	839	829
Additional paid-in capital	414,922	395,121
Retained earnings	424,787	344,095
Accumulated other comprehensive loss	30	(2,614)

Total shareholders’ equity	840,578	737,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,718,480	$1,631,525

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
REVENUE:
Membership dues	$603,231	$564,605	$508,927
Enrollment fees	24,426	26,138	26,570
In-center revenue	266,426	232,834	218,198

Total center revenue	894,083	823,577	753,695
Other revenue	18,761	13,424	15,926

Total revenue	912,844	837,001	769,621
OPERATING EXPENSES:
Center operations	561,070	506,443	454,645
Advertising and marketing	27,098	26,299	31,500
General and administrative	48,060	42,776	43,749
Other operating	23,544	21,852	19,426
Depreciation and amortization	92,313	90,770	72,947

Total operating expenses	752,085	688,140	622,267

Income from operations	160,759	148,861	147,354
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $43, $399 and $235, respectively	(27,795)	(30,338)	(29,552)
Equity in earnings of affiliate	1,176	1,302	1,243

Total other income (expense)	(26,619)	(29,036)	(28,309)

INCOME BEFORE INCOME TAXES	134,140	119,825	119,045
PROVISION FOR INCOME TAXES	53,448	47,441	47,224

NET INCOME	$80,692	$72,384	$71,821

BASIC EARNINGS PER COMMON SHARE	$2.03	$1.84	$1.84

DILUTED EARNINGS PER COMMON SHARE	$2.00	$1.82	$1.83

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	39,809	39,297	39,002

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	40,385	39,870	39,342

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
			(In thousands, except share data)
Balance at December 31, 2007	39,137,947	$783	$373,910	($2,026)	$199,890	$572,557
Common stock issued upon exercise of stock options	185,453	4	2,991	—	—	2,995
Grant of restricted stock, net of forfeitures	289,375	6	(6)	—	—	—
Compensation related to stock options and restricted stock grants	—	—	8,097	—	—	8,097
Tax benefit related to share-based payment arrangements	—	—	103	—	—	103
Interest rate swap contract, net of tax	—	—	—	(2,672)	—	(2,672)
Net income	—	—	—	—	71,821	71,821

Balance at December 31, 2008	39,612,775	793	385,095	(4,698)	271,711	652,901
Common stock issued upon exercise of stock options	166,950	3	2,467	—	—	2,470
Grant of restricted stock, net of forfeitures	1,630,642	33	(33)	—	—	—
Compensation related to stock options and restricted stock grants	—	—	8,467	—	—	8,467
Tax benefit related to share-based payment arrangements	—	—	(875)	—	—	(875)
Interest rate swap contract, net of tax	—	—	—	2,084	—	2,084
Net income	—	—	—	—	72,384	72,384

Balance at December 31, 2009	41,410,367	829	395,121	(2,614)	344,095	737,431
Common stock issued upon exercise of stock options	245,864	5	5,137	—	—	5,142
Grant of restricted stock, net of forfeitures	268,754	5	(5)	—	—	—
Compensation related to stock options and restricted stock grants	—	—	13,154	—	—	13,154
Tax benefit related to share-based payment arrangements	—	—	1,515	—	—	1,515
Interest rate swap contract, net of tax	—	—	—	2,614	—	2,614
Foreign currency translation adjustment, net of tax	—	—	—	30	—	30
Net income	—	—	—	—	80,692	80,692

Balance at December 31, 2010	41,924,985	$839	$414,922	$30	$424,787	$840,578

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,692	$72,384	$71,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,313	90,770	72,947
Deferred income taxes	6,162	23,270	14,815
Loss on disposal of property and equipment, net	2,001	1,229	985
Gain on sale of land held for sale	(527)	(1,132)	—
Amortization of deferred financing costs	2,706	2,544	1,663
Share-based compensation	12,835	8,082	7,456
Excess tax benefit related to share-based payment arrangements	(2,453)	(507)	(103)
Changes in operating assets and liabilities	(1,207)	(10,951)	13,543
Other	(257)	514	(61)

Net cash provided by operating activities	192,265	186,203	183,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(131,671)	(146,632)	(463,337)
Acquisitions, net of cash acquired	(16,659)	—	—
Proceeds from sale of property and equipment	851	8	161,888
Proceeds from sale of land held for sale	1,019	1,954	—
Proceeds from property insurance settlement	—	—	318
Decrease (increase) in other assets	(2,943)	390	(7,695)
Decrease in restricted cash	369	995	2,831

Net cash used in investing activities	(149,034)	(143,285)	(305,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	18,151	43,272
Repayments of long-term borrowings	(40,394)	(11,001)	(13,143)
Proceeds from (repayments of) revolving credit facility, net	(3,900)	(56,500)	101,800
Increase in deferred financing costs	(499)	(1,092)	(6,664)
Excess tax benefit related to share-based payment arrangements	2,453	507	103
Proceeds from stock option exercises	5,142	2,470	3,036
Proceeds from employee stock purchase plan	907	—	—
Stock purchased for employee stock purchase plan	(995)	—	—

Net cash provided by (used in) financing activities	(37,286)	(47,465)	128,404

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,945	(4,547)	5,475
CASH AND CASH EQUIVALENTS — Beginning of period	6,282	10,829	5,354

CASH AND CASH EQUIVALENTS — End of period	$12,227	$6,282	$10,829

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
1. Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment, principally in residential locations of major metropolitan areas. As of December 31, 2010, we operated 89 centers, including 24 in Minnesota, 18 in Texas, nine in Illinois, six in Michigan, five in Arizona, four in Georgia and Ohio, three in Colorado and Virginia, two in Kansas, Maryland and New Jersey and one each in Florida, Indiana, Missouri, Nebraska, North Carolina, Tennessee and Utah.
2. Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Life Time Fitness, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition — We generally receive a one-time enrollment fee (including an administrative fee) at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are nonrefundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. During 2008, there was a substantial shift in our attrition activity, primarily as a result of macroeconomic pressures and a challenging consumer environment. During the second quarter of 2008, we changed our estimated average membership life from 36 months to 33 months. The pressure continued throughout the second half of 2008 so we reduced the estimated average membership life to 30 months at the beginning of the fourth quarter. Our attrition rate in 2009 improved slightly from a high of 42.7% at the end of first quarter to 40.6% at year-end, and our estimated average membership life remained 30 months. During 2010, our annual attrition rate has decreased from 40.6% to 36.3%. During the fourth quarter of 2010, we changed our estimated average membership life from 30 months to 33 months.
If the estimated average membership life had been 33 months or 27 months for the entire year ended December 31, 2010, the impact would have been less than $0.1 million to net income. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life. The amount of direct expenses in excess of enrollment fees totaled $14.9 million, $8.4 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, monthly membership dues paid in advance of a center’s opening are deferred until the center opens. We offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
We provide a wide range of services at each of our centers, including personal training, spa, cafe and other member offerings. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed. Other revenue includes revenue from our media, athletic events and restaurant. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. Restaurant revenue and spa and cafe products are recognized at the point of sale to the customer.
Pre-Opening Operations — We generally operate a preview center up to five months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over the estimated average membership life, beginning when the center opens. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
expensed in the current period instead of deferred over the estimated average membership life. The related advertising, office, rent and other expenses incurred during this period are expensed as incurred.
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
Accounts Receivable — Accounts receivable is presented net of allowance for doubtful accounts. The rollforward of these allowances are as follows:

	December 31,
	2010	2009
Allowance for doubtful accounts — beginning of period	$389	$267
Provisions	166	326
Write-offs against allowance	(405)	(204)

Allowance for doubtful accounts — end of period	$150	$389

Center Operating Supplies and Inventories — Our operating supplies are primarily center supplies such as towels and pool chemicals and materials for our child centers and other activities. Inventories are stated at the lower-of-cost-or-market value. Our inventories primarily consist of spa, café and nutritional products as well as heart rate monitors. These balances are as follows:

	December 31,
	2010	2009
Center operating supplies	$4,982	$4,448
In-center businesses inventory and supplies	10,812	8,758
Apparel	989	798
Other	498	617

Total center operating supplies and inventories	$17,281	$14,621

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist of the following:

	December 31,
	2010	2009
Deferred costs associated with personal training deferred revenue	$3,095	$2,876
Prepaid lease obligations	3,100	3,134
Prepaid marketing and media expenses	1,894	1,373
Other prepaid expenses	4,240	2,996
Other current assets	989	2,559

Total prepaid expenses and other current assets	$13,318	$12,938

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
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2010	2009
Land		$232,757	$231,304
Buildings and related fixtures	3-40 years	1,220,581	1,117,857
Leasehold improvements	1-20 years	122,887	118,686
Construction in progress		101,714	99,923

		1,677,939	1,567,770

Equipment:
Fitness	5-7 years	99,387	96,045
Computer and telephone	3-5 years	53,499	47,846
Capitalized software	5 years	43,866	35,388
Decor and signage	5 years	15,888	14,985
Audio/visual	3-5 years	27,767	26,047
Furniture and fixtures	7 years	13,554	13,074
Other equipment	3-7 years	68,897	66,626

		322,858	300,011

Property and equipment, gross		2,000,797	1,867,781
Less accumulated depreciation		430,563	354,788

Property and equipment, net		$1,570,234	$1,512,993

At December 31, 2010, we had four large format centers under construction, of which three are planned to open in 2011. Construction in progress, including land for future development totaled $120.3 million at December 31, 2010 and $132.3 million at December 31, 2009.
Included in the construction in progress balances are site development costs which consist of legal, engineering, architectural, environmental, feasibility and other direct expenditures incurred for certain new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Upon completion of a project, the site development costs are classified as property and depreciated over the useful life of the asset. Site development costs were $154 and $40 at December 31, 2010 and 2009, respectively.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
We capitalize interest during the construction period of our centers and in accordance with accounting guidance on the capitalization of interest costs, this capitalized interest is included in the cost of the building. We capitalized interest of $2.8 million and $3.6 million for the years ended December 31, 2010 and 2009, respectively.
Other equipment consists primarily of cafe, spa and playground and laundry equipment.
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or corporate business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or corporate business, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no impairments on operating assets were deemed to have occurred during 2010, 2009 or 2008.
Derivative Instruments and Hedging Activities — As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In 2007, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings at 4.825% plus the applicable spread (which depended on our cash flow leverage ratio) until October 2010. In May 2009, we amended the interest swap contract to effectively fix the rates paid on the $125.0 million of variable rate borrowings at 4.715% plus the applicable spread from July 2009 until October 2010. The contract was designated a cash flow hedge against interest rate volatility. On October 10, 2010, our interest rate swap contract expired without renewal.
On an ongoing basis, we assessed whether the interest rate swap used in this hedging transaction was “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continued to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. If it was determined that the derivative was not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would have been recognized in earnings. No amounts related to ineffectiveness have been recognized in earnings for the years ended December 31, 2010, 2009 or 2008.
Goodwill — The goodwill acquired during the year ended December 31, 2010 is primarily from the purchase of certain athletic events. The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2009	$5,690
Goodwill acquired	7,632

Balance at December 31, 2010	$13,322

In accordance with accounting guidance, goodwill is determined to have an indefinite useful life and is not amortized but instead tested for impairment annually at September 30.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2010	2009
Financing costs, net	$6,328	$8,535
Investment in unconsolidated affiliate (see Note 3)	3,454	3,148
Intangible assets	7,964	2,906
Land held for sale	23,225	21,346
Executive nonqualified plan (see Note 10)	3,147	2,020
Other	4,079	4,425

Total other assets	$48,197	$42,380

Land held for sale consists of excess land purchased as part of our original center site acquisitions. All land held for sale is currently being marketed for sale. If the excess land is currently under contract for sale, the cost is reflected as current and listed within prepaid expenses and other current assets. We had $23.2 million and $21.3 million of land held for sale, long-term, at December 31, 2010 and 2009, respectively. We had no land held for sale, short-term, at December 31, 2010 and 2009.
Intangible assets are comprised principally of leasehold rights at our Highland Park, Minnesota office building, trade names and curriculum-based intangible assets. In accordance with accounting guidance on intangible assets, intangible assets determined to have an indefinite useful life, are not amortized but instead tested for impairment at least annually.
We are required to test our intangible assets for impairment on an annual basis; we perform the test each September 30. We are also required to evaluate these assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. An indicator of potential impairment that could impact our intangible asset values include, but is not limited to, a significant loss of occupancy at our rental property located in Highland Park, Minnesota. We expect the facility to continue to be used as a rental property with continuing lease renewals and/or replacements and there have been no legal, regulatory or contractual provisions that would indicate that we could not renew the leases. Accordingly, the leasehold rights, which include in-place lease value and tenant origination value, were originally determined to have an indefinite life. However, during our quarter ended June 30, 2010, we determined it was appropriate to re-evaluate our useful life given the recent challenging commercial real estate markets and the current economic environment. Based upon our review, we determined our leasehold rights to have a finite life. Accordingly, we amortize the remaining carrying value of this intangible asset prospectively over the remaining weighted average lease term for in-place lease value and weighted average lease term plus expected renewal options for tenant origination value. We performed an impairment analysis as of the date of our decision to change the useful life from an indefinite life to a finite life and determined there to be no impairment.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following table summarizes the changes in our net intangible balance during the years ended December 31, 2010 and 2009:

Balance at December 31, 2008	$2,906

Balance at December 31, 2009	2,906

Leasehold rights	(205)
Trade/brand names acquired	2,880
Curriculum-based intangibles acquired	2,383

Balance at December 31, 2010	$7,964

The trade/brand names acquired during the year ended December 31, 2010 are primarily from the purchase of certain athletic events.
The following table summarizes the carrying amounts of our intangible assets:

	December 31,
	2010	2009
Leasehold rights	$2,113	$2,318
Trade/brand names	3,468	588
Curriculum-based intangibles	2,383	—

Total intangible assets	$7,964	$2,906

Leasehold rights and curriculum-based intangibles have weighted average useful lives ranging from six to ten years. Approximately $3.2 million of our trade/brand names have indefinite useful lives. The remaining $0.3 million of our trade/brand names have useful lives of two years. Amortization expense for intangible assets for the year ended December 31, 2010 was $0.5 million. As of December 31, 2010, expected amortization expense for intangible assets for each of the next five years and thereafter was as follows:

2011	$483
2012	731
2013	536
2014	536
2015	536
Thereafter	2,064

$4,886

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2010	2009
Payroll related	$10,335	$9,222
Real estate taxes	16,617	16,291
Center operating costs	11,580	11,385
Insurance	3,507	2,847
Interest	1,122	1,792
Income taxes	—	1,117
Marketing and information technology accruals	2,963	544
Other	4,678	5,037

Total accrued expenses	$50,802	$48,235

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
Earnings per Common Share — Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 54,527 and 435,128 for the years ended December 31, 2010 and 2009, respectively and 136,003 for the year ended December 31, 2008.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2010	2009	2008
Net income	$80,692	$72,384	$71,821

Weighted average number of common shares outstanding — basic	39,809	39,297	39,002
Effect of dilutive stock options	156	69	164
Effect of dilutive restricted stock awards	420	504	176

Weighted average number of common shares outstanding — diluted	40,385	39,870	39,342

Basic earnings per common share	$2.03	$1.84	$1.84

Diluted earnings per common share	$2.00	$1.82	$1.83

The number of total common shares outstanding at December 31, 2010 was 41,924,985.
Dividends — We have not declared or paid any cash dividends on our common stock in the past. As discussed in Note 4, the terms of our revolving credit facility and certain debt financing agreements prohibit us from paying dividends without the consent of the lenders.
Fair Value of Financial Instruments — The carrying amounts related to cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of December 31, 2010. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	December 31, 2010
	Carrying	Estimated
	Value	Fair Value
Fixed-rate debt	$207,306	$186,780
Obligations under capital leases	17,647	17,628
Floating-rate debt	387,591	380,582

Total	$612,544	$584,990

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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
We determined the fair value of the swap contract outstanding at December 31, 2009 based upon current fair values as quoted by recognized dealers. As prescribed by the guidance, we recognize the fair value of the swap liability as a Level 2 valuation.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, probability of meeting certain performance targets and tax provisions. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results.
Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2010	2009	2008
Accounts receivable	($1,773)	$1,762	($1,747)
Income tax receivable	(9,916)	—	5,917
Center operating supplies and inventories	(2,637)	11	(308)
Prepaid expenses and other current assets	729	1,126	5,028
Deferred membership origination costs	7,015	5,093	(3,515)
Other assets	—	(1,564)	—
Accounts payable	4,703	349	(5,364)
Accrued expenses	5,082	2,167	(315)
Deferred revenue	(8,504)	(4,025)	(2,190)
Deferred rent liability	3,139	1,123	2,399
Other liabilities	955	(16,993)	13,638

Changes in operating assets and liabilities	($1,207)	($10,951)	$13,543

Our capital expenditures were as follows:

	For the Year Ended December 31,
	2010	2009	2008
Purchases of property and equipment	$131,671	$146,632	$463,337
Non-cash property and equipment purchases financed through capital lease obligations	—	31	9,910
Non-cash property purchases in construction accounts payable	14,327	(53,789)	3,963
Non-cash share-based compensation capitalized to projects under development	319	385	641

Total capital expenditures	$146,317	$93,259	$477,851

We made cash payments for income taxes for each of the three years ended December 31, 2010, 2009 and 2008 of $56.1 million, $41.3 million and $19.9 million, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
We made cash payments for interest, net of capitalized interest, for each of the three years ended December 31, 2010, 2009 and 2008 of $24.9 million, $29.9 million and $35.6 million, respectively. Capitalized interest was of $2.8 million, $3.6 million and $9.1 million during those same periods, respectively.
Construction accounts payable and accounts payable related to property and equipment was $20.5 million at December 31, 2010 and $9.9 million at December 31, 2009.
New Accounting Pronouncements —In June 2009, the Financial Accounting Standards Board issued new guidance on the consolidation of variable interest entities, which was effective for us beginning January 1, 2010. The guidance amends the consolidation guidance applicable to variable interest entities to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The implementation did not have an impact on our consolidated financial statements.
Comprehensive Income — We follow the accounting guidance which established standards for reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. At December 31, 2009, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a gain of $3.4 million, net of tax of $1.3 million, related to the interest rate swap contract. For more information on that swap contract that expired in October 2010, see Note 4. At December 31, 2010, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a loss of less than $0.1 million, net of tax of less than $0.1 million, related to foreign currency translation due to expenditures for initial construction costs for the construction of a center in Toronto, Canada, our first international location.
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
Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14.7 million. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee. The letter of credit runs through June 7, 2010 subsequently extended to June 7, 2011 by the bank as of February 24, 2010. As of December 31, 2010, the maximum amount of future payments under our one-third of the guarantee was $2.6 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, each of the other two members are guaranteed to receive cash distributions from Bloomingdale LLC. The amount of these aggregated distributions is, and will continue to be throughout the term of the agreement, approximately $0.7 million annually per member. A determination will be made on an annual basis regarding the distribution of any net cash flow to each of the members in addition to the guaranteed payments. We are entitled to receive annual distributions once guaranteed payments and truing up payments have been made. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members had the right to receive distributions from Bloomingdale LLC in the amount of $0.7 million for each of the three years 2010, 2009 and 2008.
4. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2010	2009
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012, collateralized by certain personal property	$354,200	$358,100
Interest rate swap on notional amount of $125,000 at a fixed annual rate of 4.715%, expired October 2010	—	4,196
Mortgage notes payable, monthly interest and principal payments totaling $836 and $1,273, respectively, including interest at 8.25% to July 2011, collateralized by certain related real estate and buildings	70,925	105,531
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017, collateralized by certain related real estate and buildings	100,000	101,418
Mortgage notes payable to banks with monthly interest and principal payments totaling $257 including interest ranging from 6.25% to 7.10%, expiring between January 2012 and May 2024, collateralized by certain related real estate and buildings	25,920	27,197
Variable Rate Demand Notes, interest due monthly at a variable rate resetting weekly, principal due annually according to an agreement with a Letter of Credit provider that secures the notes, notes mature in July 2033	33,391	33,831
Promissory note payable to lender, monthly interest and principal payments totaling $80 including interest at 5.78% to January 2015, collateralized by a certain interest in secured property	6,963	7,503
Other debt including promissory note payable and special assessments payable	3,498	3,861

Total debt (excluding obligations under capital leases)	594,897	641,637
Obligations under capital leases (see below)	17,647	18,709

Total debt	612,544	660,346
Less current maturities	7,265	16,716

Total long-term debt	$605,279	$643,630

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
On January 24, 2008, we amended the facility to increase the amount of the accordion feature from $25.0 million to $200.0 million and increase the senior secured operating company leverage ratio from not more than 2.50 to 1.00 to not more than 3.25 to 1.00. The amendment also allows for the issuance of additional senior debt and sharing of related collateral with lenders other than the existing bank syndicate. In the second quarter of 2008, we exercised $70.0 million of the accordion feature with commitments from certain of our bank lenders, increasing the amount of the facility from $400.0 million to $470.0 million. Under the terms of the amended credit facility, we may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us and if one or more lenders commit the additional $130.0 million. As of December 31, 2010, $354.2 million was outstanding on the U.S. Bank Facility, plus $12.0 million related to letters of credit.
On December 6, 2010, we received a consent from the majority of the banks party to the U.S. Bank revolving credit facility allowing us to prepay in full the Starwood notes on or after April 1, 2011. The consent also allows us to use the U.S. Bank revolving credit facility to finance all or part of the prepayment in an amount not to exceed $69.5 million. As a result of our intent and ability to refinance the Starwood notes payable with proceeds from our revolving credit facility, the balance at December 31, 2010 is classified as long-term debt.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2010 was 2.8% and $347.8 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2009 was 3.3% and $376.1 million, respectively.
Interest Rate Swap
On September 17, 2007, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings from our revolving credit facility at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. Effective July 10, 2009, we revised the terms of the swap, reducing the fixed rate to 4.715% plus the applicable spread. All other terms of the swap remained the same. The contract was designated a hedge against interest rate volatility. We applied this hedge to variable rate interest debt under the U.S. Bank Facility. Changes in the fair market value of the swap contract were recorded in accumulated other comprehensive income (loss).
On October 10, 2010, our interest rate swap contract expired without renewal.
Mortgage Notes Payable to Real Estate Investment Trust
In 2001 and 2002, we financed 13 of our centers with Teachers Insurance and Annuity Association of America (“TIAA”) pursuant to the terms of individual notes. These notes are secured by mortgages on each of the centers specifically financed, and we maintain a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes are amortized over a 20-year period, while the obligations related to the other three notes are amortized over a 15-year period. The interest rate payable under these notes has been fixed at 8.25%. The loan documents provide that we will be in default if our Chief Executive Officer, Mr. Akradi, ceases to be Chairman of the Board of Directors and Chief Executive Officer for any reason other than due to his death or incapacity or as a result of his removal pursuant to our articles of incorporation or bylaws.
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
On February 23, 2010, we prepaid three of the mortgage notes payable at the par amount of $30.2 million. Concurrent with the prepayment, the mortgages were released on three of our centers. Additionally, the loan documents with TIAA were amended reducing the number of shares of our common stock our Chief Executive Officer must retain from 1.8 million to 1.0 million. In March 2010, TIAA sold a portfolio of mortgages, including ours, to Starwood Property Mortgage Sub-1, L.L.C. (“Starwood”).
The obligations under these remaining notes are due in full in July 2011, at which time we will owe approximately $68.8 million. At December 31, 2010, $70.9 million was outstanding with respect to this obligation. As a result of our intent and ability to refinance the Starwood notes payable with proceeds from our revolving credit facility, the balance at December 31, 2010 is classified as long-term debt.
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
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $99.1 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2010, $100.0 million remained outstanding on the loan.
Other Mortgage Notes Financing
In January 2002, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.42% amortized over a 10 year period. This obligation is due in full January 2012. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2010 $1.3 million was outstanding.
In August 2002, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.39% amortized over a 10 year period. This obligation is due in full October 2012. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2010 $2.0 million was outstanding.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
In November 2008, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.54% amortized over a 20 year period. This obligation is due in full November 2013. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2010 $5.4 million was outstanding.
In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation is due in full in March 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2010, $4.5 million was outstanding.
In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. At December 31, 2010, $2.8 million was outstanding.
In November 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.95% amortized over a 15-year period. This obligation is due in full in November 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2010, $9.9 million was outstanding.
Variable Rate Demand Notes
On July 13, 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which were used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature on July 1, 2033, bear interest at a variable rate that is adjusted weekly. The interest rate at December 31, 2010 was 0.35%. The notes are backed by a letter of credit from General Electric Capital Corporation (GECC), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires June 1, 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. Under the terms of the reimbursement agreement if the notes are purchased with proceeds of a drawing under the letter of credit, and cannot thereafter be remarketed, GECC is obligated to hold the notes and the indebtedness evidenced by those notes will be amortized over a period ending June 1, 2023. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations. As of December 31, 2010, $33.4 million remained outstanding on the notes.
Promissory Note Payable to Lender
In December 2007, we borrowed $8.5 million. The loan is evidenced by a promissory note that matures in January 2015, bears fixed interest at 5.78% and is secured by an interest in certain personal property. As of December 31, 2010, $7.0 million was outstanding on this note.
Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2010 are as follows:

2011	$6,228
2012	429,836
2013	9,989
2014	15,785
2015	7,398
Thereafter	125,661

Total future maturities of long-term debt (excluding capital leases)	$594,897

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Capital Leases
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2010, the present value of the future minimum lease payments due under the lease amounted to $6.1 million.
In March 2007, we entered into a ground lease which runs through October 2048 for our Loudoun County, Virginia center. Pursuant to the terms of the lease which qualifies as a capital lease, we have an option to purchase the land by giving notice during the fifth or eleventh lease year. At December 31, 2010, the present value of the future minimum lease payments due under the lease amounted to $9.7 million.
We have financed our purchase of some of our equipment through capital lease agreements with an agent and lender, on behalf of itself and other lenders. The terms of such leases are typically 60 months and our interest rates range from 5.5% to 7.5%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2010, $1.9 million was outstanding under these leases.
We are a party to capital equipment leases with third parties which include monthly rental payments of approximately $0.3 million as of December 31, 2010. Amortization recorded for these capital leased assets totaled $1.1 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively. The following is a summary of property and equipment recorded under capital leases:

	December 31,
	2010	2009
Land and buildings	$15,484	$15,484
Equipment	3,887	4,014

Gross property and equipment under capital lease	19,371	19,498
Less accumulated amortization	4,869	4,196

Net property and equipment under capital lease	$14,502	$15,302

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2010 are as follows:

2011	$2,501
2012	2,551
2013	1,910
2014	11,405
2015	1,020
Thereafter	5,440

24,827
Less amounts representing interest	7,180

Present value of net minimum lease payments	17,647
Current portion	1,037

$16,610

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Debt Covenants
We were in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2010.
5. Income Taxes
The provision for income taxes is comprised of:

	For the Year Ended December 31,
	2010	2009	2008
Current tax expense	$46,453	$41,721	$26,445
Deferred tax expense	7,099	23,316	14,833
Non-current tax expense	(104)	(17,596)	5,946

Income tax provision	$53,448	$47,441	$47,224

The amount of deferred tax expense does not reconcile to the change in the deferred tax year end balances due to the tax effect of other comprehensive income or additional paid-in capital items.
The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Income tax provision at federal statutory rate	$46,949	$41,939	$41,666
State and local income taxes, net of federal tax benefit	5,978	5,414	5,236
Other, net	521	88	322

Income tax provision	$53,448	$47,441	$47,224

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the deferred tax liability are as follows:

	As of December 31,
	2010	2009
Property and equipment	($93,978)	($81,112)
Partnership interest	(8,091)	(8,334)
Accrued rent expense	12,538	11,592
Other comprehensive income	—	1,581
Costs related to deferred revenue	(3,593)	(5,411)
Other, net	6,913	5,155

Net deferred tax liability	($86,211)	($76,529)

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
The following is a reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended December 31,
	2010	2009	2008
Unrecognized tax benefit — beginning balance	$1,377	$18,411	$12,892
Gross increases — tax positions in current period	199	235	9,041
Settlements	—	(9)	—
Prior year increases	23	7	419
Prior year decreases	(21)	(15,346)	(523)
Lapse of statute of limitations	(349)	(1,921)	(3,418)

Unrecognized tax benefit — ending balance	$1,229	$1,377	$18,411

Included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008 are $0.7 million, $0.3 million and $0.7 million, respectively, of benefits that, if recognized, would affect the effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest of $0.1 million during 2010 and in total, as of December 31, 2010, has recognized a liability for penalties and interest of $0.1 million. During 2009, we accrued penalties and interest of $0.6 million and in total, as of December 31, 2009 had recognized a liability for penalties and interest of $0.1 million. During 2008, we accrued penalties and interest of $0.6 million and in total, as of December 31, 2008 had recognized a liability for penalties and interest of $1.1 million.
We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
We are subject to taxation in the U.S. and various states. Our tax years 2007, 2008 and 2009 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2007.
6. Share-Based Compensation
Stock Option and Incentive Plans
The FCA, Ltd. 1996 Stock Option Plan (the 1996 Plan) reserved up to 2,000,000 shares of our common stock for issuance. Under the 1996 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of our common stock to eligible employees, directors, and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. As of December 31, 2010, we had granted a total of 1,700,000 options to purchase common stock under the 1996 Plan, of which none were outstanding. In connection with approval of the Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan.
The LIFE TIME FITNESS, Inc. 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of our common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of our common stock to eligible employees, directors and contractors at a price of not less than 100% of the fair market value at the time of the grant. Incentive stock options expire no later than 10 years from the date of grant, and nonqualified stock options expire no later than 15 years from the date of grant. The 1998 Plan was amended in December 2003 by our Board of Directors and shareholders to reserve an additional 1,500,000 shares of our common stock for issuance. As of December 31, 2010, we had granted a total of

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
1,957,500 options to purchase common stock under the 1998 Plan, of which 92,050 were outstanding. In connection with approval of the 2004 Plan, as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1998 Plan.
The 2004 Plan originally reserved 3,500,000 shares of our common stock for issuance. In 2009, our shareholders authorized an additional 1,750,000 shares, for a new total of 5,250,000 shares. Under the 2004 Plan, the Compensation Committee of our Board of Directors administers the 2004 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2004 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. Eligible participants under the 2004 Plan include our officers, employees, non-employee directors and consultants. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and 1998 Plan. During 2010, we issued 419,156 shares of restricted stock. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $28.79 to $41.08 during 2010. The restricted stock generally vests over periods ranging from one to four years. As of December 31, 2010, we had granted a total of 1,929,665 options to purchase common stock under the 2004 Plan, of which options to purchase 460,575 shares were outstanding, and a total of 2,957,358 restricted shares under the 2004 Plan, of which 1,917,873 restricted shares were unvested. As of December 31, 2010, 894,289 shares remain available for grant under the 2004 Plan.
Total share-based compensation expense, which includes stock option expense and restricted stock expense, included in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, was as follows:

	For the Year Ended December 31,
	2010	2009	2008
Share-based compensation expense related to stock options	$41	$797	$2,536
Share-based compensation expense related to restricted shares	12,694	7,191	4,796
Share-based compensation expense related to employee stock purchase plan	100	94	124

Total share-based compensation expense	$12,835	$8,082	$7,456

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Summary of Restricted Stock Activity

	Performance			Weighted Average
	Based	Service Based		Grant Date Fair
	Shares	Shares	Total Shares	Value
Outstanding at December 31, 2007	46,500	255,845	302,345	$48.05
Granted	126,462	307,718	434,180	$26.62
Canceled	(126,462)	(18,343)	(144,805)	$29.02
Vested	(11,625)	(92,892)	(104,517)	$45.20

Outstanding at December 31, 2008	34,875	452,328	487,203	$35.22
Granted	1,148,821	549,373	1,698,194	$16.26
Canceled	(9,200)	(58,352)	(67,552)	$22.61
Vested	(11,000)	(140,173)	(151,173)	$37.33

Outstanding at December 31, 2009	1,163,496	803,176	1,966,672	$19.12
Granted	87,802	331,354	419,156	$31.09
Canceled	(111,380)	(39,022)	(150,402)	$19.12
Vested	(47,654)	(269,899)	(317,553)	$22.43

Outstanding at December 31, 2010	1,092,264	825,609	1,917,873	$21.19

During the years ended December 31, 2010 and 2009, we issued 419,156 and 1,698,194 shares of restricted stock, respectively, with an aggregate fair value of $13.0 million and $27.6 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2010 was $7.1 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of December 31, 2010, there was $19.4 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.9 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule. As of December 31, 2010, 907,000 of these shares were still outstanding. If a specified EPS target is achieved for fiscal 2011, 50% of the restricted shares will vest. If a higher EPS target is achieved for fiscal 2011, 100% of the restricted shares will vest. If the grant has not fully vested after fiscal 2011, 50% of the shares will vest if a specified EPS target is achieved for fiscal 2012. If none of the shares vested after fiscal 2011, 100% of the shares will vest if a higher EPS target is achieved for fiscal 2012. In the event that we do not achieve the required EPS targets, the restricted stock will be forfeited. A maximum of $18.9 million (pretax) could be recognized as compensation expense under this grant if all EPS targets are met.
In fourth quarter 2010, we determined that achieving the 2011 diluted earnings per share performance criteria required for vesting of 50% of the stock (representing approximately 450,000 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million (pretax) in 2010. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $4.0 million (pretax) ratably in 2011. We believe the higher EPS targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our current baseline expectations. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the remaining target performance levels will be achieved, a cumulative adjustment will be recorded and future

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
compensation expense will increase based on the currently projected performance levels. If we had determined that all of the targets had become probable on December 31, 2010, we would have recognized an $11.2 million (pretax) cumulative compensation adjustment on that date. Since the first EPS target became probable, only 50% of this amount, or $5.6 million, was recorded at December 31, 2010. If we later determine that it is not probable that the minimum EPS performance threshold for the grant vesting will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed. In accordance with the related accounting guidance, none of these shares were included in our total diluted share count at December 3, 2010 or 2009.
Summary of Stock Option Activity

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2007	1,208,267	$21.17
Exercised	(185,453)	16.43
Canceled	(41,885)	30.87

Outstanding at December 31, 2008	980,929	21.65
Exercised	(166,950)	14.80
Canceled	(3,401)	29.64

Outstanding at December 31, 2009	810,578	22.93
Exercised	(245,864)	20.91
Canceled	(12,089)	46.97

Outstanding at December 31, 2010	552,625	$23.30	3.8	$10,009

Vested at December 31, 2010	552,625	$23.30	3.8	$10,009

No stock options have been granted since 2007. As of December 31, 2010, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.
The aggregate intrinsic value in the table above at December 31, 2010 represents the total pretax intrinsic value (the difference between our closing stock price at December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31, 2010. The intrinsic value changes based on the fair market value of our stock. Total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $3.7 million and $2.0 million, respectively.
The following table summarizes information concerning options outstanding and exercisable as of December 31, 2010:

		Weighted Average
		Remaining
	Number Outstanding	Contractual Term	Weighted Average
Range of Exercise Prices	and Exercisable	(Years)	Exercise Price
$8.00 to $12.00	92,050	2.5	$10.65
$18.50	169,325	3.5	18.50
$25.47 to $27.25	198,557	4.2	25.66
$31.40 to $50.85	92,693	5.1	39.57

$8.00 to $50.85	552,625	3.8	$23.30

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Our net cash proceeds from the exercise of stock options were $5.1 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively. The actual income tax benefit realized from stock option exercises was $2.5 million and $0.5 million, respectively, for those same periods. In accordance with the related accounting guidance, the excess tax benefits from the exercise of stock options are presented as cash flows from financing activities.
Employee Stock Purchase Plan and Related Share Repurchase Plan
Our employee stock purchase plan (“ESPP”) provides for the sale of up to 1,500,000 share of our common stock to our employees at discounted purchase prices. The cost per share under this plan is currently 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period during 2010 under the ESPP began January 1, 2010 and ended June 30, 2010. The second purchase period began July 1, 2010 and ended December 31, 2010. Compensation expense under the ESPP, which was $0.1 million for 2010, is based on the discount of 10% at the end of the purchase period. $0.9 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,342,660 shares of common stock available for purchase under the ESPP as of December 31, 2010.
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During 2010, we repurchased 32,728 shares for approximately $1.0 million. As of December 31, 2010, there were 342,660 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
7. Operating Segments
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment as none of the centers or other ancillary products or services meet the quantitative thresholds for separate disclosure under the applicable accounting. Each of the centers has similar economic characteristics, service and product offerings and customers. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.
The following table presents revenue for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
Membership dues	$603,231	$564,605	$508,927
Enrollment fees	24,426	26,138	26,570
Personal training	128,570	111,342	106,802
Other in-center	137,856	121,492	111,396
Other	18,761	13,424	15,926

Total revenue	$912,844	$837,001	$769,621

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
8. Commitments and Contingencies
Lease Commitments — We lease certain property under operating leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2010 are as follows:

2011	$40,421
2012	40,367
2013	39,762
2014	40,623
2015	40,678
Thereafter	544,412

Total minimum annual payments under all noncancelable operating leases	$746,263

Rent expense under operating leases was $42.5 million, $40.2 million and $27.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.
Sale-Leaseback Transactions — In 2003, we financed two of our Michigan centers pursuant to the terms of a sale-leaseback transaction that qualified as an operating lease. Pursuant to the terms of the lease, we agreed to lease the centers for a period of 20 years. At December 31, 2010, the future minimum lease payments due under the lease amounted to $67.2 million.
On August 21, 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (“Senior Housing”) providing for the sale of certain properties to Senior Housing in a sale-leaseback transaction. The properties are located in Alpharetta, Georgia, Allen, Texas, Omaha, Nebraska and Romeoville, Illinois (the “Properties”), and were sold to Senior Housing for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Senior Housing. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible net worth of at least $200.0 million. At December 31, 2010, the future minimum lease payments due under the lease amounted to $189.9 million.
On September 26, 2008, a wholly owned subsidiary sold certain properties to LT FIT (AZ-MD) LLC, an affiliate of W.P. Carey & Co., LLC (“W.P. Carey”). The properties are located in Scottsdale, Arizona and Columbia, Maryland (the “Properties”), and were sold to W.P. Carey for approximately $60.5 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and W.P. Carey, our subsidiary will Lease the Properties from W.P. Carey. The Lease has a total term of 40 years, including an initial term of 20 years and four consecutive automatic renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and are automatically exercised if notice is not provided to W.P. Carey 18 months before the lease term ends. The initial rent will be approximately $5.7 million per year, increased after every year during the initial term and each

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
year of any renewal option, if exercised, by an amount equal to 2% of the rent paid in the calendar year immediately before the effective date of the rent increase. The Lease is an “absolute net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of W.P. Carey. Pursuant to the terms of a Guaranty and Suretyship Agreement, we have guaranteed the subsidiary’s obligations under the Lease. At December 31, 2010, the future minimum lease payments due under the lease amounted to $126.8 million.
We account for the sale-leaseback transactions as operating leases in accordance with the applicable accounting guidance. The gains we recognized upon completion of the sale-leaseback transactions, a total of $7.4 million, have been deferred and are being recognized over the lease term.
Purchase Commitments — We contract in advance for land purchases and construction services and materials, among other things. The purchase commitments were $29.3 million, $44.6 million and $86.7 million at December 31, 2010, 2009 and 2008, respectively.
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
401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $2.0 million, $1.6 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Letters of Credit — As of December 31, 2010, we had $12.0 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation, commercial liability insurance, and as security for our indebtedness to Starwood. Such letters of credit are secured by the collateral under our senior secured credit facility. As of December 31, 2010, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2010, we had posted bonds totaling $25.9 million related to construction activities and operational licensing.
Guarantee — Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14.7 million. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee. The letter of credit runs through June 7, 2010 subsequently extended to June 7, 2011 by the bank as of February 24, 2010. As of December 31, 2010, the maximum amount of future payments under our one-third of the guarantee was $2.6 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
9. Related Party Transactions
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our chairman of the board of directors and chief executive officer has a 50% interest. In December 2003, we and the general partnership executed an addendum to this lease whereby we leased an additional 5,000 square feet of office space on a month-to-month basis within the shopping center, which we terminated effective January 1, 2007. We paid rent pursuant to this lease of $0.5 million, $0.7 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
In May 2008, we hired a construction company to complete an excavation project on the remodel of one of our centers. Our chairman of the board of directors and chief executive officer owns 100% of the interests in such construction company. The total cost of the project was $0.7 million, of which $0.3 million was paid by us to the construction company in 2008, and $0.4 million was paid in 2009. No amounts were paid in 2010.
10. Executive Nonqualified Plan
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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We may, but do not currently plan to, make matching contributions and/or discretionary contributions to this plan. If we did make contributions to this plan, the contributions would vest to each participant according to their years of service with us. At December 31, 2010, $2.7 million had been deferred and is being held on behalf of the employees. This amount is reflected as an other liability on the balance sheet.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
11. Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2010 and 2009:

	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue	$219,771	$231,088	$238,312	$223,673	$206,434	$212,549	$214,320	$203,698
Income from operations	37,642	42,924	45,588	34,605	32,503	38,270	39,982	38,106
Net income	17,836	21,884	23,378	17,594	15,114	18,260	20,633	18,377
Earnings per share (1)
Basic (2)	$0.45	$0.55	$0.59	$0.44	$0.39	$0.46	$0.52	$0.47
Diluted (2)	$0.44	$0.53	$0.57	$0.43	$0.38	$0.46	$0.51	$0.46

(1)	See Note 2 for discussion on the computation of earnings per share.

(2)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the internal control over financial reporting of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2010, , based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2011

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

	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for number of centers and per share data)
Total revenue	$219,771	$231,088	$238,312	$223,673	$206,434	$212,549	$214,320	$203,698
Income from operations	37,642	42,924	45,588	34,605	32,503	38,270	39,982	38,106
Net income	17,836	21,884	23,378	17,594	15,114	18,260	20,633	18,377
Earnings per share
Basic (1)	$0.45	$0.55	$0.59	$0.44	$0.39	$0.46	$0.52	$0.47
Diluted (1)	$0.44	$0.53	$0.57	$0.43	$0.38	$0.46	$0.51	$0.46
Net cash provided by (used in):
Operating activities	$53,875	$46,833	$45,439	$46,118	$49,660	$48,624	$40,267	$47,652
Investing activities	(22,749)	(34,571)	(41,139)	(50,575)	(50,386)	(40,428)	(24,766)	(27,705)
Financing activities	(24,453)	(1,207)	5,192	(16,818)	473	(7,967)	(18,169)	(21,802)
EBITDA (2)	$60,708	$66,445	$69,292	$63,414	$54,904	$61,237	$63,726	$61,066
Free cash flow (3)	$30,836	$21,708	$7,471	$579	$760	$5,799	$15,139	$17,873
Annual attrition rate (4)	39.3%	38.2%	37.1%	36.3%	42.7%	41.5%	40.6%	40.6%
Centers open at end of quarter (5)	87	88	89	89	83	84	84	84

(1)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

(2)	EBITDA is a non-GAAP measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR adds rent expense to EBITDA. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA and EBITDAR are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income to EBITDA and EBITDAR:

	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Net income	$17,836	$21,884	$23,378	$17,594	$15,114	$18,260	$20,633	$18,377
Interest expense, net	8,097	6,917	6,792	5,989	7,474	7,880	7,651	7,333
Provision for income taxes	12,010	14,426	15,720	11,292	10,252	12,462	12,014	12,713
Depreciation and amortization	22,765	23,218	23,402	22,928	22,064	22,635	23,428	22,643

EBITDA	$60,708	$66,445	$69,292	$57,803	$54,904	$61,237	$63,726	$61,066

Rent expense	10,510	10,825	10,786	10,360	9,996	10,084	10,064	10,097

EBITDAR	$71,218	$77,270	$80,078	$68,163	$64,900	$71,321	$73,790	$71,163

(3)	Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. The funds depicted by free cash flow are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The	following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Net cash provided by operating activities	$53,875	$46,833	$45,429	$46,118	$49,660	$48,624	$40,267	$47,652
Less: Purchases of property and equipment	(23,039)	(25,125)	(37,968)	(45,539)	(48,900)	(42,825)	(25,128)	(29,779)

Free cash flow	$30,836	$21,708	$7,471	$579	$760	$5,799	$15,139	$17,873

(4)	Annual attrition rate (or trailing 12 month attrition rate) is calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month membership balance for the trailing 12 months. The annual attrition rate for the year ended December 31, 2010 includes a small positive impact due to a change in calculation methodology adopted April 1, 2010 in which we exclude potential memberships who elect to cancel during their 14-day trial as members.

(5)	The data being presented includes the center owned by Bloomingdale LLC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, they believe that, as of December 31, 2010, we maintained effective internal control over financial reporting.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.
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
Item 9B. Other Information.
None.

PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2011 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.
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
The following table sets forth the name, age and positions of each of our executive officers as of February 28, 2011:

Name	Age	Position
Bahram Akradi	49	Chairman of the Board of Directors, President and Chief Executive Officer
Michael R. Robinson	51	Executive Vice President and Chief Financial Officer
Eric J. Buss	44	Executive Vice President
Mark L. Zaebst	51	Executive Vice President
Jeffrey G. Zwiefel	48	Executive Vice President
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
Eric J. Buss joined our company in September 1999 as Vice President of Finance and General Counsel. Mr. Buss was elected Secretary in September 2001 and was named Senior Vice President of Corporate Development in December 2001 and Executive Vice President in August 2005. In December 2010, Mr. Buss transitioned from the General Counsel and Secretary positions, and became responsible for the company’s media division in addition to his other responsibilities as an Executive Vice President. Prior to joining our company, Mr. Buss was an associate with the law firm of Faegre & Benson LLP from 1996 to August 1999. Prior to beginning his legal career, Mr. Buss was employed by Arthur Andersen LLP.
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
1. Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements.
Other schedules are omitted because they are not required.

     (b) Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.2	Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.3	Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.4	Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.5	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.6	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.7	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.8	Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.9	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.10	Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center — Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

10.11#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009).	Incorporated by reference to Appendix B to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009.

10.12#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form10-K for the year ended December 31, 2008 (File No. 001-32230).

10.13#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.14#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.15	Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).

10.16	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 15, 2005 (File No. 001-32230).

10.17#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.18#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.19	Lease Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.20	Guaranty and Suretyship Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.21	Purchase and Sale Agreement with Well-Prop (Multi) LLC dated July 26, 2006.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32230).

10.22#	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 14, 2007 (File No. 001-32230).

10.23#	Executive Nonqualified Excess Plan.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 001-32230).

10.24	Loan Agreement dated January 24, 2007 among LTF CMBS I, LLC, the Company and Goldman Sachs Commercial Mortgage Capital, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.25	Guaranty of the Loan Agreement dated January 24, 2007 for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P. executed by the Company.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.26	Lease Guaranty dated January 24, 2007 for the benefit of LTF CMBS I, LLC executed by the Company.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated January 24, 2007 (File No. 001-32230).

10.27	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-32230).

10.28#	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 17, 2008 (File No. 001-32230).

10.29#	Form of Restricted Stock Unit Agreement issued to Bahram Akradi.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated March 17, 2008 (File No. 001-32230).

10.30#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008.

10.31	Indenture of Trust between LTF Real Estate VRDN I, LLC, as Borrower, and Manufacturers and Traders Trust Company, as Trustee for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.32	Reimbursement Agreement among General Electric Capital Corporation, GE Government Finance, Inc., and LTF Real Estate VRDN I, LLC for the LTF Real Estate VRDN I, LLC $34,235,000 Variable Rate Demand Notes, Series 2008, dated as of June 1, 2008.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.33	Lease Guaranty and Negative Pledge Agreement dated as of June 1, 2008 by Life Time Fitness, Inc. in favor of LTF Real Estate VRDN I, LLC.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.34	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Chanhassen, MN).	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.35	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of June 1, 2008 by LTF Real Estate VRDN I, LLC in favor of General Electric Capital Corporation (Overland Park, KS).	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.36	Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Chanhassen, MN).	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.37	Subordination, Attornment and Lessee-Lessor Estoppel Agreement dated as of June 1, 2008 by and among LTF Real Estate VRDN I, LLC, LTF Club Operations Company, Inc. and General Electric Capital Corporation (Overland Park, KS).	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-32230).

10.38	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 10, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.	Filed Electronically

10.39	Purchase and Sale Agreement by and among Life Time Fitness, Inc. and LTF Real Estate Company, Inc., as Seller, and Senior Housing Properties Trust, as Purchaser, dated as of August 21, 2008.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.40	Lease Agreement dated as of August 21, 2008 by and among SNH LTF Properties LLC, as Landlord, and LTF Real Estate Company, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.41	Guaranty Agreement dated as of August 21, 2008 by Life Time Fitness, Inc. for the benefit of SNH LTF Properties LLC.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.42	Lease Agreement between LT FIT (AZ-MD) LLC (an affiliate of W.P. Carey & Col, LLC), as Landlord, and LTF Real Estate Company, Inc., as Tenant dated September 26, 2008.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.43	Guaranty and Suretyship Agreement dated as of September 26, 2008 made by Life Time Fitness, Inc. to LT FIT (AZ-MD) LLC.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).

10.44	Form of Omnibus Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated November 10, 2008.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 001-32230).

10.45#	Form of 2009 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-32230).

10.46#	Form of Restricted Stock Agreement for 2004 Long-Term Incentive Plan granted June 11, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 11, 2009 (File No. 001-32230).

10.47#	Form of 2010 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).

10.48	Form of Omnibus Waiver and Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated February 23, 2010.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001 -32230).

10.49#	Separation Agreement between Life Time Fitness, Inc. and Scott C. Lutz dated October 15, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 20, 2010 (File No. 001-32230).

21	Subsidiaries of the Registrant.	Filed Electronically.

23	Consent of Independent Registered Public Accounting Firm.	Filed Electronically.

24	Powers of Attorney.	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

101	The following materials from Life Time Fitness’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of shareholders’ equity, (iv) consolidated statements of cash flows, and (v) notes to the consolidated financial statements.	Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2011 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Giles H. Bateman * Giles H. Bateman	Director

/s/ Jack W. Eugster * Jack W. Eugster	Director

/s/ Guy C. Jackson * Guy C. Jackson	Director

/s/ John K. Lloyd * John K. Lloyd	Director

/s/ Martha A. Morfitt * Martha A. Morfitt	Director

/s/ John B. Richards * John B. Richards	Director

/s/ Joseph S. Vassalluzzo * Joseph S. Vassalluzzo	Director

*	Michael R. Robinson, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Michael R. Robinson
Michael R. Robinson, Attorney-in-Fact