Form 10-Q
period 2011-03-31
LIFE TIME FITNESS INC
filed 2011-04-29
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32230
Life Time Fitness, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1689746 (I.R.S. Employer Identification No.)

2902 Corporate Place Chanhassen, Minnesota (Address of principal executive offices)	55317 (Zip Code)
952-947-0000
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of April 20, 2011 was 42,291,285 common shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,264	$12,227
Accounts receivable, net	7,224	5,806
Center operating supplies and inventories	17,754	17,281
Prepaid expenses and other current assets	18,544	13,318
Deferred membership origination costs	13,643	14,728
Deferred income taxes	2,338	3,628
Income tax receivable	—	9,916

Total current assets	70,767	76,904
PROPERTY AND EQUIPMENT, net	1,582,210	1,570,234
RESTRICTED CASH	2,619	2,572
DEFERRED MEMBERSHIP ORIGINATION COSTS	7,231	7,251
GOODWILL	13,322	13,322
OTHER ASSETS	49,090	48,197

TOTAL ASSETS	$1,725,239	$1,718,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,716	$7,265
Accounts payable	21,206	18,913
Construction accounts payable	22,100	24,342
Accrued expenses	50,180	50,802
Deferred revenue	36,240	32,095

Total current liabilities	136,442	133,417
LONG-TERM DEBT, net of current portion	581,495	605,279
DEFERRED RENT LIABILITY	32,916	32,187
DEFERRED INCOME TAXES	89,291	89,839
DEFERRED REVENUE	7,304	7,279
OTHER LIABILITIES	9,981	9,901

Total liabilities	857,429	877,902

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 42,289,748 and 41,924,985 shares issued and outstanding, respectively	846	839
Additional paid-in capital	421,171	414,922
Retained earnings	445,623	424,787
Accumulated other comprehensive income	170	30

Total shareholders’ equity	867,810	840,578

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,725,239	$1,718,480

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
REVENUE:
Membership dues	$158,013	$145,165
Enrollment fees	5,201	6,324
In-center revenue	73,689	65,532

Total center revenue	236,903	217,021
Other revenue	3,742	2,750

Total revenue	240,645	219,771

OPERATING EXPENSES:
Center operations	149,552	137,584
Advertising and marketing	8,563	6,772
General and administrative	12,651	10,700
Other operating	5,992	4,308
Depreciation and amortization	23,624	22,765

Total operating expenses	200,382	182,129

Income from operations (operating margin)	40,263	37,642

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $1 and $19, respectively	(5,504)	(8,097)
Equity in earnings of affiliate	301	301

Total other income (expense)	(5,203)	(7,796)

INCOME BEFORE INCOME TAXES	35,060	29,846
PROVISION FOR INCOME TAXES	14,224	12,010

NET INCOME	$20,836	$17,836

BASIC EARNINGS PER COMMON SHARE	$0.52	$0.45

DILUTED EARNINGS PER COMMON SHARE	$0.51	$0.44

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,362	39,746

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	40,949	40,780

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,836	$17,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,624	22,765
Deferred income taxes	741	(1,826)
Loss on disposal of property and equipment, net	137	104
Amortization of deferred financing costs	587	849
Share-based compensation	3,308	1,775
Excess tax benefit related to share-based payment arrangements	(2,074)	—
Changes in operating assets and liabilities	13,196	12,238
Other	(232)	134

Net cash provided by operating activities	60,123	53,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,363)	(23,039)
Acquisitions, net of cash acquired	(1,245)	—
Proceeds from sale of property and equipment	338	20
Increase in other assets	(22)	(237)
Decrease (increase) in restricted cash	(47)	507

Net cash used in investing activities	(39,339)	(22,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(2,184)	(32,666)
Proceeds from (repayments of) revolving credit facility, net	(22,200)	7,800
Decrease in deferred financing costs	—	42
Excess tax benefit related to share-based payment arrangements	2,074	—
Proceeds from stock option exercises	774	371
Proceeds from employee stock purchase plan	336	—
Stock purchased for employee stock purchase plan	(547)	—

Net cash used in financing activities	(21,747)	(24,453)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(963)	6,673
CASH AND CASH EQUIVALENTS — Beginning of period	12,227	6,282

CASH AND CASH EQUIVALENTS — End of period	$11,264	$12,955

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2010.
2. Share-Based Compensation
Stock Option and Incentive Plans
As of March 31, 2011, we had four share-based compensation plans, the FCA, Ltd. 1996 Stock Option Plan (the “1996 Plan”), the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. In connection with approval for the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under the 1996 Plan and the 1998 Plan. On April 21, 2011, our shareholders approved the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and our Board of Directors ceased making grants under the 2004 Plan. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of March 31, 2011, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 523,661 shares were outstanding, and a total of 3,294,359 restricted shares were granted, of which 1,930,470 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, was as follows:

	For the Three Months Ended
	March 31,
	2011	2010
Share-based compensation expense related to stock options	$—	$31
Share-based compensation expense related to restricted shares	3,278	1,714
Share-based compensation expense related to ESPP	30	30

Total share-based compensation expense	$3,308	$1,775

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Summary of Restricted Stock Activity

		Weighted Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2010	1,917,873	$21.19
Granted	337,029	$38.32
Canceled	(1,202)	$22.00
Vested	(323,230)	$20.80

Outstanding at March 31, 2011	1,930,470	$24.25

During the three months ended March 31, 2011 and 2010, we issued 337,029 and 313,561 shares of restricted stock, respectively, with an aggregate fair value of $12.9 million and $9.0 million, respectively. The grant date fair market value of restricted shares that vested during the three months ended March 31, 2011 was $6.7 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of March 31, 2011, there was $29.0 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.2 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule. As of March 31, 2011, 907,000 of these shares were still outstanding. If a specified diluted EPS target is achieved for fiscal 2011, 50% of the restricted shares will vest. If a higher diluted EPS target is achieved for fiscal 2011, 100% of the restricted shares will vest. If the grant has not fully vested after fiscal 2011, 50% of the shares will vest if a specified diluted EPS target is achieved for fiscal 2012. If none of the shares vested after fiscal 2011, 100% of the shares will vest if a higher diluted EPS target is achieved for fiscal 2012. In the event that we do not achieve the required diluted EPS targets, the restricted stock will be forfeited. A maximum of $18.9 million could be recognized as compensation expense under this grant if all diluted EPS targets are met.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the stock (representing 453,500 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in 2010 and $1.0 million in the first three months of 2011. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $2.9 million ratably in last three quarters of 2011. We believe the higher diluted EPS targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our current baseline expectations. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the remaining target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we had determined that all of the targets had become probable on March 31, 2011, we would have recognized an additional $6.6 million cumulative compensation adjustment on that date. If we later determine that it is not probable that the minimum diluted EPS performance threshold for the grant vesting will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed. In accordance with the related accounting guidance, none of these shares were included in our total diluted share count at March 31, 2011 or 2010.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
Summary of Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2010	552,625	$23.30	3.8
Exercised	(28,964)	$26.72
Canceled	—	—

Outstanding and vested at March 31, 2011	523,661	$23.11	3.6	$7,833

No stock options have been granted since 2007. As of March 31, 2011, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.
The aggregate intrinsic value in the table above at March 31, 2011 represents the total pretax intrinsic value (the difference between our closing stock price at March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0.4 million and $0.3 million, respectively.
Our net cash proceeds from the exercise of stock options were $0.8 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. The actual income tax benefit realized from stock option exercises was $2.1 million and $0, respectively, for those same periods. In accordance with the related accounting guidance, the excess tax benefits from the exercise of stock options are presented as cash flows from financing activities.
Employee Stock Purchase Plan and Related Share Repurchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began January 1, 2011 and ends June 30, 2011. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the three months ended March 31, 2011, $0.3 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,329,120 shares of common stock available for purchase under the ESPP as of March 31, 2011.
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first three months of 2011, we repurchased 13,540 shares for approximately $0.5 million. As of March 31, 2011, there were 329,120 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
3. Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 42,277 and 153,852 for the three months ended March 31, 2011 and 2010.
The basic and diluted earnings per share calculations are shown below:

	For the Three Months Ended
	March 31,
	2011	2010
Net income	$20,836	$17,836

Weighted average number of common shares outstanding — basic	40,362	39,746
Effect of dilutive stock options	185	133
Effect of dilutive restricted stock awards	402	901

Weighted average number of common shares outstanding — diluted	40,949	40,780

Basic earnings per common share	$0.52	$0.45

Diluted earnings per common share	$0.51	$0.44

4. Operating Segment
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment as none of the centers or other ancillary products or services meet the quantitative thresholds for separate disclosure under the applicable accounting guidance. Each of the centers has similar economic characteristics and customers, and generally offers similar service and product offerings. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.
The following table presents revenue for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
Membership dues	$158,013	$145,165
Enrollment fees	5,201	6,324
Personal training	37,109	32,626
Other in-center	36,580	32,906
Other	3,742	2,750

Total revenue	$240,645	$219,771

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
5. Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months Ended
	March 31,
	2011	2010
Accounts receivable, net	$(1,467)	$323
Center operating supplies and inventories	(473)	(601)
Prepaid expenses and other current assets	(5,101)	(3,892)
Income tax receivable	9,916	—
Deferred membership origination costs	1,105	1,811
Accounts payable	2,547	3,195
Accrued expenses	1,592	9,250
Deferred revenue	4,170	841
Deferred rent liability	729	1,148
Other liabilities	178	163

Changes in operating assets and liabilities	$13,196	$12,238

We made cash payments for income taxes of $0.6 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively.
We made cash payments for interest, net of capitalized interest, of $5.0 million and $6.8 million for the three months ended March 31, 2011 and 2010, respectively. Capitalized interest was $0.4 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
Construction accounts payable and accounts payable related to property and equipment was $22.0 million at March 31, 2011 and $9.4 million at March 31, 2010.
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
7. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011. The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a standalone basis or third-party evidence of selling price. The implementation did not have a material impact on our consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
8. Fair Value Measurements
The carrying amounts related to cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of March 31, 2011. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	March 31, 2011
	Carrying	Estimated
	Value	Fair Value
Fixed-rate debt	$205,423	$194,884
Obligations under capital leases	17,397	17,404
Floating-rate debt	365,391	360,710

Total	$588,211	$572,998

9. Subsequent Event
On April 4, 2011, we prepaid the ten mortgage notes payable to Starwood Property Mortgage Sub-1, L.L.C. at the par amount of $69.5 million primarily using our revolving credit facility. Concurrent with the prepayment, the mortgages were released on ten related centers.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion may contain forward-looking statements regarding us and our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
The interim consolidated financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2010.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of April 29, 2011, we operated 90 centers primarily in residential locations across 24 markets in 20 states under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center’s revenue in the same-center revenue category for comparison purposes beginning on the first day of the thirteenth full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center’s revenue in the same-center revenue category for comparison purposes beginning on the first day of the thirteenth full calendar month after we assumed the center’s operations. We also include a center’s revenue in the same-center revenue category for comparison purposes beginning on the first day of the thirty-seventh full calendar month of the center’s operations, which we refer to as a mature center.
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
In 2008 and 2009, we experienced increased member attrition and lower revenue per membership as well as higher membership acquisition costs due to the challenging economic environment. Although these conditions improved in 2010 and the first three months of 2011, if the challenging economic conditions were to continue, we may face continued lower revenue and operating profit in affected centers and on a consolidated basis. Certain of our markets may be impacted more severely than others as a result of regional economic factors such as housing, competition or unemployment rates.

In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C. (“Bloomingdale LLC”) with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Bloomingdale LLC is accounted for is accounted for using the equity method and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average center revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and same-center revenue growth. We use center revenue and EBITDA and EBITDAR margins to evaluate overall performance. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships, percentage center membership to target capacity, center membership usage, center membership mix among individual, couple and family memberships, Flex memberships and center attrition rates. During 2008, our trailing 12 month attrition rate increased from 34.3% to 42.3% driven primarily by the slowing economy and inactive members leaving earlier than in the past. During 2009, our trailing 12 month attrition rate decreased from 42.3% to 40.6% and during 2010, our trailing 12 month attrition rate decreased from 40.6% to 36.3%. During the first three months of 2011, our trailing 12 month attrition rate decreased from 36.3% to 36.1%. Over the past two years our attrition rate decreased due in part to increased programming focused on member engagement and center utilization.
We have three primary sources of revenue:
•	First, our largest source of revenue is membership dues (65.7% of total revenue for the three months ended March 31, 2011) and enrollment fees (2.1% of total revenue for the three months ended March 31, 2011) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•	Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (30.6% of total revenue for the three months ended March 31, 2011), including fees for personal training, registered dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•	Third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.6% of total revenue for the three months ended March 31, 2011), including our media, health and wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two stand-alone restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.
We have five primary sources of operating expenses:
•	Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•	Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support center membership levels, in-center businesses and our corporate businesses.

•	General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•	Other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, two restaurants and other corporate expenses, as well as gains or losses on our dispositions of assets.

•	Depreciation and amortization are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, probability of meeting certain performance targets and tax provisions. We also use estimates for calculating the amortization period for deferred enrollment fee revenues and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results.
Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2010.

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended
	March 31,
	2011	2010
REVENUE:
Membership dues	65.7%	66.1%
Enrollment fees	2.1	2.9
In-center revenue	30.6	29.7

Total center revenue	98.4	98.7
Other revenue	1.6	1.3

Total revenue	100.0	100.0

OPERATING EXPENSES:
Center operations	62.1	62.5
Advertising and marketing	3.6	3.1
General and administrative	5.3	4.9
Other operating	2.5	2.0
Depreciation and amortization	9.8	10.4

Total operating expenses	83.3	82.9

Income from operations (operating margin)	16.7	17.1

OTHER INCOME (EXPENSE):
Interest expense, net	(2.3)	(3.7)
Equity in earnings of affiliate	0.2	0.2

Total other income (expense)	(2.1)	(3.5)

INCOME BEFORE INCOME TAXES	14.6	13.6
PROVISION FOR INCOME TAXES	5.9	5.5

NET INCOME	8.7%	8.1%

Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	5.3%	2.6%
Same-center revenue growth (open 37 months or longer) (1)	3.8%	(1.2%)
Average center revenue per membership (2)	$379	$369
Average in-center revenue per membership (3)	$118	$111
Trailing 12 month attrition rate (4)	36.1%	39.3%
Quarterly attrition rate (5)	8.4%	8.5%
EBITDA (in thousands) (6)	$64,188	$60,708
EBITDA margin (7)	26.7%	27.6%
EBITDAR (in thousands) (6)	$74,747	$71,218
EBITDAR margin (8)	31.1%	32.4%
Capital expenditures (in thousands) (9)	$38,363	$23,039
Free cash flow (in thousands) (10)	$21,760	$30,836

Operating data (end of period) (11):
Centers open	90	86
Memberships	650,784	613,882
Center square footage (12)	8,922,617	8,683,760

(1)	Membership dues, enrollment fees and in-center revenue for a center are included in same-center revenue growth (open 13 months or longer) beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same-center revenue growth (open 37 months or longer) beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(2)	Average center revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(3)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

(4)	Trailing 12 month attrition rate (or annual attrition rate) is calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month membership balance for the trailing 12 months. The attrition rate for the trailing 12 months ended March 31, 2011 includes a small positive impact due to a change in calculation methodology adopted April 1, 2010 in which we exclude potential memberships who elect to cancel during their 14-day trial as members.

(5)	Quarterly attrition rate is calculated as follows: total terminations for the quarter (excluding frozen memberships) divided into the average beginning month membership balance for the quarter.

(6)	EBITDA is a non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR adds rent expense to EBITDA. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR:

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$20,836	$17,836
Interest expense, net	5,504	8,097
Provision for income taxes	14,224	12,010
Depreciation and amortization	23,624	22,765

EBITDA	$64,188	$60,708

Rent expense	10,559	10,510

EBITDAR	$74,747	$71,218

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin in the ratio of EBITDAR to total revenue.

(9)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

(10)	Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. The funds depicted by free cash flow are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP.

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$60,123	$53,875
Less: Purchases of property and equipment	(38,363)	(23,039)

Free cash flow	$21,760	$30,836

(11)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

(12)	The square footage presented in this table reflects fitness square footage which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Total revenue. Total revenue increased $20.8 million, or 9.5%, to $240.6 million for the three months ended March 31, 2011 from $219.8 million for the three months ended March 31, 2010.
Total center revenue grew $19.9 million, or 9.2%, to $236.9 million for the three months ended March 31, 2011, from $217.0 million for the three months ended March 31, 2010. Of the $19.9 million increase in total center revenue,
•	64.6% was from membership dues, which increased $12.8 million, or 8.9%, due to increased memberships at new centers and higher average dues. Our number of memberships increased 6.0% to 650,784 at March 31, 2011 from 613,882 at March 31, 2010.

•	41.0% was from in-center revenue, which increased $8.2 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $111 for the three months ended March 31, 2010 to $118 for the three months ended March 31, 2011.

•	(5.6%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the first quarter of 2011 and the fourth quarter of 2010, the estimated average membership life was 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased $1.1 million for the three months ended March 31, 2011 to $5.2 million. Our average enrollment fee was lower in the first quarter of 2011 than in 2010 due primarily to continued promotional pricing activity to attract new memberships in the current economic environment.
Other revenue increased $1.0 million, or 36.1%, to $3.7 million for the three months ended March 31, 2011, which was primarily due to athletic event revenue, which includes revenue from recently acquired athletic events.
Center operations expenses. Center operations expenses totaled $149.6 million, or 63.1% of total center revenue (or 62.1% of total revenue), for the three months ended March 31, 2011 compared to $137.6 million, or 63.4% of total center revenue (or 62.5% of total revenue), for the three months ended March 31, 2010. This $12.0 million increase primarily consisted of an increase of $7.8 million in additional payroll-related costs to support increased memberships and revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to lower member acquisition costs in excess of enrollment fees as well as efficiency improvements.
Advertising and marketing expenses. Advertising and marketing expenses were $8.6 million, or 3.6% of total revenue, for the three months ended March 31, 2011, compared to $6.8 million, or 3.1% of total revenue, for the three months ended March 31, 2010. These expenses increased primarily due to increased marketing activity to drive new memberships and in-center revenue growth as well as costs associated with our member loyalty program.
General and administrative expenses. General and administrative expenses were $12.7 million, or 5.3% of total revenue, for the three months ended March 31, 2011, compared to $10.7 million, or 4.9% of total revenue, for the three months ended March 31, 2010. This increase of $2.0 million is primarily related to share-based compensation related to the special performance-based restricted stock grant, in addition to corporate initiatives to support our continued growth. For the three months ended March 31, 2011, share-based compensation expense related to the June 2009 performance-based restricted stock totaled $1.0 million, of which $0.7 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $6.0 million for the three months ended March 31, 2011, compared to $4.3 million for the three months ended March 31, 2010. This increase is primarily due to the growth in our athletic events and our health and wellness division and the associated infrastructure costs.
Depreciation and amortization. Depreciation and amortization was $23.6 million for the three months ended March 31, 2011, compared to $22.8 million for the three months ended March 31, 2010.
Interest expense, net. Interest expense, net of interest income, was $5.5 million for the three months ended March 31, 2011, compared to $8.1 million for the three months ended March 31, 2010. This $2.6 million decrease was primarily the result of a reduction in debt levels at lower average interest rates.
Provision for income taxes. The provision for income taxes was $14.2 million for the three months ended March 31, 2011, compared to $12.0 million for the three months ended March 31, 2010. This $2.2 million increase was due to an increase in income before income taxes of $5.2 million and a higher effective income tax rate in the first quarter of 2011. The effective income tax rate for the three months ended March 31, 2011 was 40.6% compared to 40.2% for the three months ended March 31, 2010.

Net income. As a result of the factors described above, net income was $20.8 million, or 8.7% of total revenue, for the three months ended March 31, 2011 compared to $17.8 million, or 8.1% of total revenue, for the three months ended March 31, 2010.
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
In 2009, we slowed our growth plans and began to generate free cash flow that allowed us to pay down a portion of our existing debt. We plan to pay off or refinance debt scheduled to mature in 2011 and 2012, including our revolving credit facility (scheduled to mature in May 2012) through cash flow from operations, refinancing existing debt facilities or issuing new debt. As a result of our intent and ability to refinance the Starwood notes payable with proceeds from our revolving credit facility, as demonstrated by the April 4, 2011 pay off of the Starwood notes, the balance of the Starwood notes at March 31, 2011 is classified as long-term debt.
Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the revolving credit facility.
The following table summarizes our capital structure as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(In thousands)
Debt
Long-term debt	$581,495	$605,279
Current maturities of long-term debt	6,716	7,265

Total debt	588,211	612,544

Shareholders’ Equity
Common stock	846	839
Additional paid-in capital	421,171	414,922
Retained earnings	445,623	424,787
Accumulated other comprehensive income	170	30

Total shareholders’ equity	867,810	840,578

Total capitalization	$1,456,021	$1,453,122

Operating Activities
As of March 31, 2011, we had total cash and cash equivalents of $11.3 million. We also had $125.3 million available under the existing terms of our revolving credit facility as of March 31, 2011.
Net cash provided by operating activities was $60.1 million for the three months ended March 31, 2011 compared to $53.9 million for the three months ended March 31, 2010.

Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $39.3 million for the three months ended March 31, 2011 compared to $22.7 million for the three months ended March 31, 2010. The increase of $16.6 million was primarily due to increased construction activity.
Our capital expenditures were as follows:

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Purchases of property and equipment	$38,363	$23,039
Non-cash property purchases in construction accounts payable and accounts payable	(2,283)	(554)
Non-cash share-based compensation capitalized to projects under development	100	88

Total capital expenditures	$36,180	$22,573

The following schedule reflects capital expenditures by type of expenditure:

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)
New center land and construction	$29,673	$19,715
Initial remodels of acquired centers	—	186
Maintenance of existing facilities and centralized infrastructure	6,507	2,672

Total capital expenditures	$36,180	$22,573

At March 31, 2011 we had purchased the real property for two and entered into a ground lease for one of the three large format centers we have opened or plan to open in 2011, and we had purchased real property for one and entered into a ground lease for two of the large format centers that we plan to open after 2011. Construction in progress, including land purchased for future development, totaled $102.7 million at March 31, 2011 and $88.6 million at March 31, 2010.
We expect our capital expenditures to be approximately $150 to $175 million in 2011, including approximately $112 to $137 million in the remaining nine months of 2011. Of this approximately $112 to $137 million we expect to incur approximately $79 to $94 million for new center construction and approximately $33 to $43 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Net cash used in financing activities was $21.7 million for the three months ended March 31, 2011 compared to $24.5 million for the three months ended March 31, 2010.

Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012	$332,000	$354,200
Term notes payable with monthly interest and principal payments totaling $836 including interest at 8.25% to July 2011	69,873	70,925
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	99,611	100,000
Other	69,330	69,772

Total debt (excluding obligations under capital leases)	570,814	594,897
Obligations under capital leases	17,397	17,647

Total debt	588,211	612,544
Less current maturities	6,716	7,265

Total long-term debt	$581,495	$605,279

Revolving Credit Facility
The amount of our revolving credit facility is $470.0 million. We may increase the total amount of the facility up to $600.0 million through further exercise of the accordion feature by us if one or more lenders commit the additional $130.0 million. As of March 31, 2011, $332.0 million was outstanding on the facility, plus $12.7 million related to letters of credit, leaving $125.3 million available for additional borrowing under the existing terms of the facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2011 was 1.5% and $322.3 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2010 was 3.1% and $354.0 million, respectively.
Long-Term Debt Activity
On April 4, 2011, we prepaid the ten mortgage notes payable to Starwood Property Mortgage Sub-1, L.L.C. at the par amount of $69.5 million. Concurrent with the prepayment, the mortgages were released on ten related centers.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2011.
Our primary financial covenants under our revolving credit facility are:

		Actual as of	Actual as of
		March 31,	December 31,
Covenant	Requirement	2011	2010
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.0	2.86 to 1.0	2.98 to 1.0
Senior Debt to Adjusted EBITDA	Not more than 3.25 to 1.0	1.50 to 1.0	1.63 to 1.0
Fixed Charge Coverage Ratio	Not less than 1.60	2.93 to 1.0	2.71 to 1.0
The formulas for these covenants are specifically defined in the revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of March 31, 2011 and December 31, 2010, our net floating rate indebtedness was approximately $365.4 million and $387.6 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the three months ended March 31, 2011, our interest costs would have increased by approximately $0.9 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2011, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2011.
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2011

		Average
	Total	Price	Total Number of	Maximum Number of
	Number	Paid	Shares Purchased as	Shares that May Yet
	of Shares	per	Part of Publicly	be Purchased Under
Period	Purchased	Share	Announced Plan (1)	the Plan (1)
January 1 — 31, 2011	13,440	$40.44	13,440	329,220
February 1 — 28, 2011	—	—	—	329,220
March 1 — 31, 2011	100	$38.22	100	329,120

Total	13,540	$40.43	13,540	329,120

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1	Form of 2011 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance based vesting component.	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

101	The following materials from Life Time Fitness’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.	Filed Electronically.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2011.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
	Name:	Bahram Akradi
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
	Name:	Michael R. Robinson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
	Name:	John M. Hugo
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1	Form of 2011 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance based vesting component.	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

101	The following materials from Life Time Fitness’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.	Filed Electronically.