Form 10-Q
period 2011-06-30
LIFE TIME FITNESS, INC.
filed 2011-07-29
CIK 1076195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32230

Life Time Fitness, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1689746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2902 Corporate Place Chanhassen, Minnesota	55317
(Address of principal executive offices)	(Zip Code)

952-947-0000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 18, 2011 was 42,328,817 common shares.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,321	$12,227
Accounts receivable, net	4,933	5,806
Center operating supplies and inventories	20,736	17,281
Prepaid expenses and other current assets	18,208	13,318
Deferred membership origination costs	13,480	14,728
Deferred income taxes	3,453	3,628
Income tax receivable	2,458	9,916

Total current assets	73,589	76,904
PROPERTY AND EQUIPMENT, net	1,600,037	1,570,234
RESTRICTED CASH	561	2,572
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,483	7,251
GOODWILL	13,322	13,322
OTHER ASSETS	59,097	48,197

TOTAL ASSETS	$1,755,089	$1,718,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,486	$7,265
Accounts payable	19,877	18,913
Construction accounts payable	20,013	24,342
Accrued expenses	56,096	50,802
Deferred revenue	40,333	32,095

Total current liabilities	142,805	133,417
LONG-TERM DEBT, net of current portion	574,126	605,279
DEFERRED RENT LIABILITY	33,757	32,187
DEFERRED INCOME TAXES	88,944	89,839
DEFERRED REVENUE	8,595	7,279
OTHER LIABILITIES	10,216	9,901

Total liabilities	858,443	877,902

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 42,322,595 and 41,924,985 shares issued and outstanding, respectively	847	839
Additional paid-in capital	425,147	414,922
Retained earnings	470,570	424,787
Accumulated other comprehensive income	82	30

Total shareholders’ equity	896,646	840,578

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,755,089	$1,718,480

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Membership dues	$167,013	$152,879	$325,026	$298,044
Enrollment fees	4,686	6,175	9,887	12,499
In-center revenue	80,299	68,457	153,988	133,989

Total center revenue	251,998	227,511	488,901	444,532
Other revenue	4,696	3,577	8,438	6,327

Total revenue	256,694	231,088	497,339	450,859

OPERATING EXPENSES:
Center operations	156,654	142,151	306,206	279,734
Advertising and marketing	8,997	5,903	17,560	12,675
General and administrative	12,112	11,343	24,763	22,043
Other operating	8,013	5,549	14,005	9,858
Depreciation and amortization	24,663	23,218	48,287	45,984

Total operating expenses	210,439	188,164	410,821	370,294

Income from operations	46,255	42,924	86,518	80,565

OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $1, $3, $2 and $21, respectively	(4,697)	(6,917)	(10,201)	(15,013)
Equity in earnings of affiliate	326	303	627	603

Total other income (expense)	(4,371)	(6,614)	(9,574)	(14,410)

INCOME BEFORE INCOME TAXES	41,884	36,310	76,944	66,155
PROVISION FOR INCOME TAXES	16,937	14,426	31,161	26,435

NET INCOME	$24,947	$21,884	$45,783	$39,720

BASIC EARNINGS PER COMMON SHARE	$0.62	$0.55	$1.14	$1.01

DILUTED EARNINGS PER COMMON SHARE	$0.61	$0.53	$1.12	$0.98

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	40,381	39,885	40,259	39,401

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	40,771	41,154	40,763	40,533

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,783	$39,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,287	45,984
Deferred income taxes	(896)	(3,857)
Loss on disposal of property and equipment, net	390	592
Amortization of deferred financing costs	1,297	1,437
Share-based compensation	6,408	3,561
Excess tax benefit related to share-based payment arrangements	(2,765)	(1,697)
Changes in operating assets and liabilities	20,563	15,150
Other	(556)	(182)

Net cash provided by operating activities	118,511	100,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(83,023)	(48,164)
Acquisitions, net of cash acquired	(7,181)	(9,414)
Proceeds from sale of property and equipment	453	720
Increase in other assets	(111)	(1,423)
Decrease in restricted cash	2,011	961

Net cash used in investing activities	(87,851)	(57,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(73,604)	(35,152)
Proceeds from revolving credit facility, net	41,600	5,101
Increase in deferred financing costs	(4,342)	(258)
Excess tax benefit related to share-based payment arrangements	2,765	1,697
Proceeds from stock option exercises	1,045	2,952
Proceeds from employee stock purchase plan	517	—
Stock purchased for employee stock purchase plan	(547)	—

Net cash used in financing activities	(32,566)	(25,660)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,906)	17,728
CASH AND CASH EQUIVALENTS – Beginning of period	12,227	6,282

CASH AND CASH EQUIVALENTS – End of period	$10,321	$24,010

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

Stock Option and Incentive Plans

We have four share-based compensation plans, the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make additional grants under the 1998 Plan and the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of June 30, 2011, there were 2,477,996 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.

As of June 30, 2011, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 512,756 shares were outstanding and vested, and a total of 3,316,880 restricted shares were granted, of which 1,921,414 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.

Total share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense related to stock options	$—	$7	$—	$38
Share-based compensation expense related to restricted shares	3,070	1,749	6,348	3,463
Share-based compensation expense related to ESPP	30	30	60	60

Total share-based compensation expense	$3,100	$1,786	$6,408	$3,561

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,917,873	$21.19
Granted	337,029	$38.32
Canceled	(1,202)	$22.00
Vested	(323,230)	$20.80

Outstanding at March 31, 2011	1,930,470	$24.25

Granted	22,521	$38.36
Canceled	(540)	$21.09
Vested	(31,037)	$30.84

Outstanding at June 30, 2011	1,921,414	$24.31

During the six months ended June 30, 2011 and 2010, we issued 359,550 and 328,719 shares of restricted stock, respectively, with an aggregate fair value of $13.8 million and $9.5 million, respectively. The grant date fair market value of restricted shares that vested during the six months ended June 30, 2011 was $7.7 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of June 30, 2011, there was $26.4 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.9 years.

Special 2009 Restricted Stock Grant

In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule. As of June 30, 2011, 907,000 of these shares were still outstanding. If a specified diluted EPS target is achieved for fiscal 2011, 50% of the restricted shares will vest. If a higher diluted EPS target is achieved for fiscal 2011, 100% of the restricted shares will vest. If the grant has not fully vested after fiscal 2011, 50% of the shares will vest if a specified diluted EPS target is achieved for fiscal 2012. If none of the shares vested after fiscal 2011, 100% of the shares will vest if a higher diluted EPS target is achieved for fiscal 2012. In the event that we do not achieve the required diluted EPS targets, the restricted stock will be forfeited. A maximum of $18.9 million could be recognized as compensation expense under this grant if all diluted EPS targets are met.

In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted stock (representing 453,500 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and $1.9 million in the first six months of 2011. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $1.9 million ratably in last two quarters of 2011. We believe the higher diluted EPS targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our baseline expectations. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the remaining target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we had determined that all of the targets had become probable on June 30, 2011, we would have recognized an additional $7.5 million cumulative compensation adjustment on that date. If we later determine that it is not probable that the minimum diluted EPS performance threshold for the grant vesting will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed. In accordance with the related accounting guidance, none of these restricted shares were included in our total diluted share count at June 30, 2011 or 2010.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	552,625	$23.30	3.8
Exercised	(28,964)	$26.72
Canceled	—	—

Outstanding at March 31, 2011	523,661	$23.11	3.6

Exercised	(10,905)	$24.91
Canceled	—	—

Outstanding at June 30, 2011	512,756	$23.07	3.3	$8,953

Vested at June 30, 2011	512,756	$23.07	3.3	$8,953

No stock options have been granted since 2007. As of June 30, 2011, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.

The aggregate intrinsic value in the table above at June 30, 2011 represents the total pretax intrinsic value (the difference between our closing stock price at June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $0.6 million and $1.9 million, respectively.

Our net cash proceeds from the exercise of stock options were $1.0 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively. The actual income tax benefit realized from stock option exercises and restricted stock vesting was $2.8 million and $1.7 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as cash flows from financing activities and cash flows from operating activities.

Employee Stock Purchase Plan and Related Share Repurchase Plan

Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began July 1, 2011 and ends December 31, 2011. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the six months ended June 30, 2011, $0.5 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,329,120 shares of common stock available for purchase under the ESPP as of June 30, 2011.

In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first six months of 2011, we repurchased 13,540 shares for approximately $0.5 million. As of June 30, 2011, there were 329,120 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

3.	Earnings per Share

Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 42,277 and 125,156 for the six months ended June 30, 2011 and 2010, respectively.

The basic and diluted EPS calculations are shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$24,947	$21,884	$45,783	$39,720

Weighted average number of common shares outstanding – basic	40,381	39,885	40,259	39,401
Effect of dilutive stock options	169	201	175	159
Effect of dilutive restricted stock awards	221	1,068	329	973

Weighted average number of common shares outstanding – diluted	40,771	41,154	40,763	40,533

Basic earnings per common share	$0.62	$0.55	$1.14	$1.01

Diluted earnings per common share	$0.61	$0.53	$1.12	$0.98

4.	Reportable Segment

Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment. None of the centers or other ancillary products or services meets the quantitative thresholds for separate disclosure under the applicable accounting guidance. Each of the centers has similar economic characteristics and customers, and generally offers similar service and product offerings. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance.

The following table presents revenue for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Membership dues	$167,013	$152,879	$325,026	$298,044
Enrollment fees	4,686	6,175	9,887	12,499
Personal training	36,971	32,215	74,080	64,841
Other in-center revenue	43,328	36,242	79,908	69,148
Other revenue	4,696	3,577	8,438	6,327

Total revenue	$256,694	$231,088	$497,339	$450,859

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

5.	Supplementary Cash Flow Information

Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Six Months Ended June 30,
	2011	2010
Accounts receivable, net	$843	$(284)
Center operating supplies and inventories	(3,255)	(937)
Prepaid expenses and other current assets	(4,883)	(4,225)
Income tax receivable	7,458	—
Deferred membership origination costs	16	3,619
Accounts payable	924	6,839
Accrued expenses	8,110	6,296
Deferred revenue	9,262	1,773
Deferred rent liability	1,570	1,708
Other liabilities	518	361

Changes in operating assets and liabilities	$20,563	$15,150

We made cash payments for income taxes of $21.7 million and $25.2 million for the six months ended June 30, 2011 and 2010, respectively.

We made cash payments for interest, net of capitalized interest, of $8.8 million and $12.9 million for the six months ended June 30, 2011 and 2010, respectively. Capitalized interest was $0.5 million and $1.5 million for the same periods.

Construction accounts payable and accounts payable related to property and equipment was $20.0 million at June 30, 2011 and $20.1 million at June 30, 2010.

6.	Commitments and Contingencies

Litigation — We are engaged in proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows. Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.

7.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011. The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a standalone basis or third-party evidence of selling price. The implementation of the guidance did not have a material impact on our consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

8.	Long-Term Debt

Revolving Credit Facility

On June 30, 2011, we entered into a Third Amended and Restated Credit Agreement (the “revolving credit facility”) with U.S. Bank National Association, as administrative agent, and the other lenders from time to time party thereto, which amended and restated our Second Amended and Restated Credit Agreement effective May 31, 2007. The material changes to the revolving credit facility increase the amount of the facility from $470.0 million to $660.0 million, which may be increased by an additional $240.0 million upon the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million, extension of the term of the facility to June 30, 2016, a change in the interest rate and a change in the primary financial covenants under the facility.

Mortgage Notes Payable to Real Estate Investment Trust

On April 4, 2011, we prepaid the ten mortgage notes payable to Starwood Property Mortgage Sub-1, L.L.C. at the par amount of $69.5 million primarily using our revolving credit facility. Concurrent with the prepayment, the mortgages were released on ten related centers.

9.	Fair Value Measurements

The carrying amounts related to cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of June 30, 2011. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

The following table presents the carrying value and the estimated fair value of long-term debt:

	June 30, 2011
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$134,720	$124,698
Obligations under capital leases	17,181	17,213
Floating-rate debt	428,711	428,711

Total	$580,612	$570,622

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

The interim consolidated financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2010, and the latest Quarterly Report on Form 10-Q, as filed with the SEC.

Overview

We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of July 29, 2011, we operated 92 centers primarily in residential locations across 26 markets in 21 states under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.

We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center’s revenue in the same-center revenue category for comparison purposes beginning on the first day of the 13th full calendar month of the center’s operation, prior to which time we refer to the center as a new center. We include an acquired center’s revenue in the same-center revenue category for comparison purposes beginning on the first day of the 13th full calendar month after we assumed the center’s operations. We also include a center’s revenue in the same-center revenue category for comparison purposes beginning on the first day of the 37th full calendar month of the center’s operations, which we refer to as a mature center. As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. Of the three new large format centers we opened in 2011, one is in an existing market. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.

In 1999, we formed Bloomingdale LIFE TIME Fitness, L.L.C. (“Bloomingdale LLC”) with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois. Bloomingdale LLC is accounted for using the equity method and is not consolidated in our financial statements.

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

During 2008, our trailing 12-month attrition rate increased from 34.3% to 42.3% driven primarily by the slowing economy and inactive members leaving earlier than in the past. During 2009 and 2010, our trailing 12-month attrition rate decreased from 42.3% to 40.6% and from 40.6% to 36.3%, respectively. During the first six months of 2011, our trailing 12-month attrition rate decreased from 36.3% to 35.8%. Over the past two years our attrition rate decreased due in part to increased programming focused on member engagement and center utilization.

We have three primary sources of revenue:

•

First, our largest source of revenue is membership dues (65.3% of total revenue for the six months ended June 30, 2011) and enrollment fees (2.0% of total revenue for the six months ended June 30, 2011) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•

Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (31.0% of total revenue for the six months ended June 30, 2011), including fees for personal training, registered dieticians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•

Third, we have expanded the LIFE TIME FITNESS brand into other wellness-related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.7% of total revenue for the six months ended June 30, 2011), including our media, health and wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two stand-alone restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.

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

Our total operating expenses may vary from period to period depending on a variety of factors, including the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center businesses.

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

Results of Operations

The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Membership dues	65.1%	66.2%	65.3%	66.1%
Enrollment fees	1.8	2.7	2.0	2.8
In-center revenue	31.3	29.6	31.0	29.7

Total center revenue	98.2	98.5	98.3	98.6
Other revenue	1.8	1.5	1.7	1.4

Total revenue	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Center operations	61.0	61.5	61.6	62.0
Advertising and marketing	3.5	2.6	3.5	2.8
General and administrative	4.7	4.9	5.0	4.9
Other operating	3.1	2.4	2.8	2.2
Depreciation and amortization	9.7	10.0	9.7	10.2

Total operating expenses	82.0	81.4	82.6	82.1

Income from operations (operating profit)	18.0	18.6	17.4	17.9

OTHER INCOME (EXPENSE):
Interest expense, net	(1.8)	(3.0)	(2.0)	(3.3)
Equity in earnings of affiliate	0.1	0.1	0.1	0.1

Total other income (expense)	(1.7)	(2.9)	(1.9)	(3.2)

INCOME BEFORE INCOME TAXES	16.3	15.7	15.5	14.7
PROVISION FOR INCOME TAXES	6.6	6.2	6.3	5.9

NET INCOME	9.7%	9.5%	9.2%	8.8%

Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	5.4%	4.8%	5.4%	3.7%
Same-center revenue growth (open 37 months or longer) (1)	4.5%	1.8%	4.2%	0.4%
Average center revenue per membership (2)	$389	$371	$768	$740
Average in-center revenue per membership (3)	$124	$112	$242	$223
Trailing 12-month attrition rate (4)	35.8%	38.2%	35.8%	38.2%
Quarterly attrition rate (5)	8.1%	8.4%	N/A	N/A
EBITDA (in thousands) (6)	$71,244	$66,445	$135,432	$127,152
EBITDA margin (7)	27.8%	28.8%	27.2%	28.2%
EBITDAR (in thousands) (6)	$81,819	$77,270	$156,566	$148,487
EBITDAR margin (8)	31.9%	33.4%	31.5%	32.9%
Capital expenditures (in thousands) (9)	$44,660	$25,125	$83,023	$48,164
Free cash flow (in thousands) (10)	$13,728	$21,708	$35,488	$52,544

Operating data (end of period) (11):
Centers open	92	88	92	88
Memberships	664,307	631,862	664,307	631,862
Center square footage (12)	9,178,013	8,754,465	9,178,013	8,754,465

(1)	Membership dues, enrollment fees and in-center revenue for a center are included in same-center revenue growth (open 13 months or longer) beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same-center revenue growth (open 37 months or longer) beginning on the first day of the thirty-seventh full calendar month of the center’s operation.
(2)	Average center revenue per membership is total center revenue for the period divided by an average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.
(3)	Average in-center revenue per membership is total in-center revenue for the period divided by the average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.
(4)	Trailing 12-month attrition rate (or annual attrition rate) is calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month membership balance for the trailing 12 months.
(5)	Quarterly attrition rate is calculated as follows: total terminations for the quarter (excluding frozen memberships) divided into the average beginning month membership balance for the quarter.
(6)	EBITDA is a non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR adds rent expense to EBITDA. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$24,947	$21,884	$45,783	$39,720
Interest expense, net	4,697	6,917	10,201	15,013
Provision for income taxes	16,937	14,426	31,161	26,435
Depreciation and amortization	24,663	23,218	48,287	45,984

EBITDA	$71,244	$66,445	$135,432	127,152

Rent expense	10,575	10,825	21,134	21,335

EBITDAR	$81,819	$77,270	$156,566	$148,487

(7)	EBITDA margin is the ratio of EBITDA to total revenue.
(8)	EBITDAR margin in the ratio of EBITDAR to total revenue.

(9)	Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.
(10)	Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. The funds depicted by free cash flow are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP.

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$58,388	$46,833	$118,511	$100,708
Less: Purchases of property and equipment	(44,660)	(25,125)	(83,023)	(48,164)

Free cash flow	$13,728	$21,708	$35,488	$52,544

(11)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.
(12)	The square footage presented in this table reflects fitness square footage which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Total revenue. Total revenue increased $25.6 million, or 11.1%, to $256.7 million for the three months ended June 30, 2011, from $231.1 million for the three months ended June 30, 2010.

Total center revenue grew $24.5 million, or 10.8%, to $252.0 million for the three months ended June 30, 2011, from $227.5 million for the three months ended June 30, 2010. Of the $24.5 million increase in total center revenue,

•

57.7% was from membership dues, which increased $14.1 million, or 9.2%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 5.1% to 664,307 at June 30, 2011 from 631,862 at June 30, 2010.

•

48.4% was from in-center revenue, which increased $11.8 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $112 for the three months ended June 30, 2010 to $124 for the three months ended June 30, 2011.

•

(6.1%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the first and second quarters of 2011 and the fourth quarter of 2010, the estimated average membership life was 33 months.

For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $1.5 million for the three months ended June 30, 2011 to $4.7 million. While the average enrollment fee was higher in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, the revenue recognized from enrollment fees is lower in the second quarter of 2011 as compared to the second quarter of 2010. This decrease is primarily due to the recognition of deferred revenue in the second quarter of 2010 relating to higher enrollment fees from 2008, while the recognition of deferred revenue in the second quarter of 2011 does not include these higher enrollment fees.

Other revenue increased $1.1 million, or 31.3%, to $4.7 million for the three months ended June 30, 2011, which was primarily due to growth in media and athletic event revenue.

Center operations expenses. Center operations expenses totaled $156.7 million, or 62.2% of total center revenue (or 61.0% of total revenue), for the three months ended June 30, 2011 compared to $142.2 million, or 62.5% of total center revenue (or 61.5% of total revenue), for the three months ended June 30, 2010. This $14.5 million increase primarily consisted of an increase of $9.8 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to lower member acquisition costs in excess of enrollment fees as well as leverage provided by dues growth.

Advertising and marketing expenses. Advertising and marketing expenses were $9.0 million, or 3.5% of total revenue, for the three months ended June 30, 2011, compared to $5.9 million, or 2.6% of total revenue, for the three months ended June 30, 2010. These expenses increased primarily due to increased presale marketing activity to drive memberships at new centers.

General and administrative expenses. General and administrative expenses were $12.1 million, or 4.7% of total revenue, for the three months ended June 30, 2011, compared to $11.3 million, or 4.9% of total revenue, for the three months ended June 30, 2010. This increase of $0.8 million is primarily related to share-based compensation related to the special performance-based restricted stock grant, in addition to corporate initiatives to support our continued growth. For the three months ended June 30, 2011, share-based compensation expense related to the June 2009 performance-based restricted stock totaled $1.0 million, of which $0.7 million was reported in general and administrative expenses.

Other operating expenses. Other operating expenses were $8.0 million for the three months ended June 30, 2011, compared to $5.6 million for the three months ended June 30, 2010. This increase is primarily due to the growth in our athletic events and our health and wellness division and the associated infrastructure costs.

Depreciation and amortization. Depreciation and amortization was $24.7 million for the three months ended June 30, 2011, compared to $23.2 million for the three months ended June 30, 2010.

Interest expense, net. Interest expense, net of interest income, was $4.7 million for the three months ended June 30, 2011, compared to $6.9 million for the three months ended June 30, 2010. This $2.2 million decrease was primarily the result of a reduction in debt levels at lower average interest rates.

Provision for income taxes. The provision for income taxes was $16.9 million for the three months ended June 30, 2011, compared to $14.4 million for the three months ended June 30, 2010. This $2.5 million increase was due to an increase in income before income taxes of $5.6 million and a higher effective income tax rate in the second quarter of 2011. The effective income tax rate for the three months ended June 30, 2011 was 40.4% compared to 39.7% for the three months ended June 30, 2010, driven by state tax changes.

Net income. As a result of the factors described above, net income was $24.9 million, or 9.7% of total revenue, for the three months ended June 30, 2011 compared to $21.9 million, or 9.5% of total revenue, for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Total revenue. Total revenue increased $46.5 million, or 10.3%, to $497.3 million for the six months ended June 30, 2011, from $450.9 million for the six months ended June 30, 2010.

Total center revenue grew $44.4 million, or 10.0%, to $488.9 million for the six months ended June 30, 2011, from $444.5 million for the six months ended June 30, 2010. Of the $44.4 million increase in total center revenue,

•

60.8% was from membership dues, which increased $26.7 million, or 9.1%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 5.1% to 664,307 at June 30, 2011 from 631,862 at June 30, 2010.

•

45.1% was from in-center revenue, which increased $20.0 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $223 for the six months ended June 30, 2010 to $242 for the six months ended June 30, 2011.

•

(5.9%) was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the first two quarters of 2011 and the fourth quarter of 2010, the estimated average membership life was 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $2.6 million for the six months ended June 30, 2011 to $9.9 million. While the average enrollment fee was slightly higher in the first six months of 2011 as compared to the first six months of 2010, the revenue recognized from enrollment fees is lower in the first six months of 2011 as compared to the first six months of 2010. This decrease is primarily due to the recognition of deferred revenue in the first six months of 2010 relating to higher enrollment fees from 2008, while the recognition of deferred revenue in the first six months of 2011 does not include these higher enrollment fees.

Other revenue increased $2.1 million, or 33.4%, to $8.4 million for the six months ended June 30, 2011, which was primarily due to growth in media and athletic event revenue.

Center operations expenses. Center operations expenses totaled $306.2 million, or 62.6% of total center revenue (or 61.6% of total revenue), for the six months ended June 30, 2011 compared to $279.7 million, or 62.9% of total center revenue (or 62.0% of total revenue), for the six months ended June 30, 2010. This $26.5 million increase primarily consisted of an increase of $17.7 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to lower member acquisition costs in excess of enrollment fees as well as leverage provided by dues growth.

Advertising and marketing expenses. Advertising and marketing expenses were $17.6 million, or 3.5% of total revenue, for the six months ended June 30, 2011, compared to $12.7 million, or 2.8% of total revenue, for the six months ended June 30, 2010. These expenses increased primarily due to increased presale marketing activity to drive memberships at new centers.

General and administrative expenses. General and administrative expenses were $24.8 million, or 5.0% of total revenue, for the six months ended June 30, 2011, compared to $22.0 million, or 4.9% of total revenue, for the six months ended June 30, 2010. This increase of $2.8 million is primarily related to share-based compensation related to the special performance-based restricted stock grant, in addition to corporate initiatives to support our continued growth. For the six months ended June 30, 2011, share-based compensation expense related to the June 2009 performance-based restricted stock totaled $1.9 million, of which $1.3 million was reported in general and administrative expenses.

Other operating expenses. Other operating expenses were $14.0 million for the six months ended June 30, 2011, compared to $9.9 million for the six months ended June 30, 2010. This increase is primarily due to the growth in our athletic events and our health and wellness division and the associated infrastructure costs.

Depreciation and amortization. Depreciation and amortization was $48.3 million for the six months ended June 30, 2011, compared to $46.0 million for the six months ended June 30, 2010.

Interest expense, net. Interest expense, net of interest income, was $10.2 million for the six months ended June 30, 2011, compared to $15.0 million for the six months ended June 30, 2010. This $4.8 million decrease was primarily the result of a reduction in debt levels at lower average interest rates.

Provision for income taxes. The provision for income taxes was $31.2 million for the six months ended June 30, 2011, compared to $26.4 million for the six months ended June 30, 2010. This $4.8 million increase was due to an increase in income before income taxes of $10.8 million and a higher effective income tax rate in the first half of 2011. The effective income tax rate for the six months ended June 30, 2011 was 40.5% compared to 40.0% for the six months ended June 30, 2010, driven by state tax changes.

Net income. As a result of the factors described above, net income was $45.8 million, or 9.2% of total revenue, for the six months ended June 30, 2011 compared to $39.7 million, or 8.8% of total revenue, for the six months ended June 30, 2010.

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

In the second quarter of 2011, we retired mortgage debt scheduled to mature in July 2011 and we amended, enlarged and extended our revolving credit facility to June 30, 2016. We expect to use the proceeds from the amended revolving credit facility for general corporate purposes, future center expansion and to help fund other growth initiatives.

Our business model operates with negative working capital because we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft, we defer enrollment fee revenue and we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the revolving credit facility.

The following table summarizes our capital structure as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(In thousands)
Debt
Long-term debt	$574,126	$605,279
Current maturities of long-term debt	6,486	7,265

Total debt	580,612	612,544

Shareholders’ Equity
Common stock	847	839
Additional paid-in capital	425,147	414,922
Retained earnings	470,570	424,787
Accumulated other comprehensive income	82	30

Total shareholders’ equity	896,646	840,578

Total capitalization	$1,477,258	$1,453,122

Operating Activities

As of June 30, 2011, we had total cash and cash equivalents of $10.3 million. We also had $258.3 million available under the existing terms of our revolving credit facility as of June 30, 2011.

Net cash provided by operating activities was $118.5 million for the six months ended June 30, 2011 compared to $100.7 million for the six months ended June 30, 2010. This increase is primarily due to increased net income and changes in working capital.

Investing Activities

Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.

Net cash used in investing activities was $87.9 million for the six months ended June 30, 2011 compared to $57.3 million for the six months ended June 30, 2010. The increase of $31.3 million was primarily due to increased construction activity.

Our capital expenditures were as follows:

	For the Six Months Ended June 30,
	2011	2010
	(In thousands)
Purchases of property and equipment	$83,023	$48,164
Non-cash property purchases in construction accounts payable and accounts payable	(4,259)	10,188
Non-cash changes to property and equipment	222	176

Total capital expenditures	$78,986	$58,528

The following schedule reflects capital expenditures by type of expenditure:

	For the Six Months Ended June 30,
	2011	2010
	(In thousands)
New center land and construction	$52,696	$42,718
Initial remodels of acquired centers	1,226	2,032
Maintenance of existing facilities and centralized infrastructure	25,064	13,778

Total capital expenditures	$78,986	$58,528

At June 30, 2011, we had purchased the real property for two and entered into a ground lease for one of the three large format centers we opened in 2011, and we had purchased real property for one and entered into a ground lease for two of the large format centers that we plan to open after 2011. Construction in progress, including land purchased for future development, totaled $36.8 million at June 30, 2011 and $109.2 million at June 30, 2010.

We expect our capital expenditures to be approximately $150 to $175 million in 2011, including approximately $67 to $92 million in the remaining six months of 2011. Of this approximately $67 to $92 million, we expect to incur approximately $50 to $70 million for new center construction and approximately $17 to $22 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.

Financing Activities

Net cash used in financing activities was $32.6 million for the six months ended June 30, 2011 compared to $25.7 million for the six months ended June 30, 2010.

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016 and interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012, respectively	$395,800	$354,200
Term notes payable with monthly interest and principal payments totaling $836 including interest at 8.25% to July 2011	—	70,925
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	99,250	100,000
Other	68,381	69,772

Total debt (excluding obligations under capital leases)	563,431	594,897
Obligations under capital leases	17,181	17,647

Total debt	580,612	612,544
Less current maturities	6,486	7,265

Total long-term debt	$574,126	$605,279

Revolving Credit Facility

On June 30, 2011, we entered into a Third Amended and Restated Credit Agreement (the “revolving credit facility”) with U.S. Bank National Association, as administrative agent, and the other lenders from time to time party thereto, which amended and restated our Second Amended and Restated Credit Agreement effective May 31, 2007. The material changes to the revolving credit facility increase the amount of the facility from $470.0 million to $660.0 million, which may be increased by an additional $240.0 million upon the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million, extend the term of the facility to June 30, 2016 and change the primary financial covenants under the facility as described below. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank’s prime rate, (b) the federal funds rate plus 50 basis points, and (c) the one-month adjusted Eurodollar rate plus 150 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the revolving credit facility, the applicable margin ranges were set at a range from 25 basis points to 125 basis points for base rate borrowings (from 0 basis points in the Second Amended and Restated Credit Agreement) and a range from 125 basis points to 225 basis points for Eurodollar borrowings (from a range of 62.5 basis points to 150 basis points in the Second Amended and Restated Credit Agreement).

As of June 30, 2011, $395.8 million was outstanding on the revolving credit facility, plus $5.9 million related to letters of credit, leaving $258.3 million available for additional borrowing under the revolving credit facility.

The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2011 was 1.5% and $343.5 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2010 was 3.2% and $349.2 million, respectively.

Mortgage Notes Payable to Real Estate Investment Trust

On April 4, 2011, we prepaid the ten mortgage notes payable to Starwood Property Mortgage Sub-1, L.L.C. at the par amount of $69.5 million. Concurrent with the prepayment, the mortgages were released on ten related centers.

Debt Covenants

We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of June 30, 2011.

Our primary financial covenants under the revolving credit facility as of December 31, 2010 were:

Covenant	Requirement	Actual as of December 31, 2010
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.98 to 1.00
Senior Debt to Adjusted EBITDA	Not more than 3.25 to 1.00	1.63 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.60	2.71 to 1.00

The formulas for these covenants are specifically defined in the Second Amended and Restated Credit Agreement and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.

The Third Amended and Restated Credit Agreement eliminated the previously used Senior Debt to Adjusted EBITDA covenant and added an Unencumbered Asset Ratio covenant. Our primary financial covenants under the revolving credit facility as of June 30, 2011 are:

Covenant	Requirement	Actual as of June 30, 2011
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.63 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.02 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	2.93 to 1.00

The formulas for these covenants are specifically defined in the Third Amended and Restated Credit Agreement and include, among other things, an add back of share-based compensation expense to EBITDAR.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of June 30, 2011 and December 31, 2010, our net floating rate indebtedness was approximately $428.7 million and $387.6 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the six months ended June 30, 2011, our interest costs would have increased by approximately $1.9 million. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2011, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at June 30, 2011.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in Second Quarter 2011

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
April 1 – 30, 2011	—	$—	—	329,120
May 1 – 31, 2011	—	$—	—	329,120
June 1 – 30, 2011	—	$—	—	329,120

Total	—	$—	—	329,120

(1)	In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

At our annual meeting of shareholders held on April 21, 2011, the shareholders voted, on an advisory basis, on the frequency of including an advisory vote on the compensation of our named executive officers in future proxy statements. The shareholders expressed a preference for holding the vote every year. Based on those results, our Board of Directors determined that we will hold non-binding advisory votes on executive compensation on an annual basis until the next vote on the frequency of shareholder votes on executive compensation.

ITEM 6. EXHIBITS

Exhibits filed with this report

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1	Third Amended and Restated Credit Agreement dated as of June 30, 2011 between the Company; certain Subsidiaries of the Company; certain Lenders; U.S. Bank National Association, a national banking association, as one of the Lenders, as the Swingline Lender, as Agent, as Left Lead Bookrunner, and as Left Lead Arranger; J.P. Morgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger; RBC Capital Markets (“RBC”), as Joint Bookrunner and Joint Lead Arranger; RBC and JPMorgan Chase Bank as Syndication Agents, and Bank of America, N.A. as Documentation Agent.	Filed Electronically.

10.2	Life Time Fitness, Inc. 2011 Long-Term Incentive Plan.	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2010 Annual Meeting of Shareholders (File No. 001-32230) filed with the Commission on March 7, 2011.

10.3	Form of Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Filed Electronically.

10.4	Form of Restricted Stock Agreement (Executive) for 2011 Long-Term Incentive Plan with performance-based vesting component.	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

101	The following materials from Life Time Fitness’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.	Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2011.

LIFE TIME FITNESS, INC.

By:
/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:
/s/ Michael R. Robinson
Name: Michael R. Robinson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:
/s/ John M. Hugo
Name: John M. Hugo Title: Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 20, 2009 (File No. 001-32230).

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.

4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant’s Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.

10.1	Third Amended and Restated Credit Agreement dated as of June 30, 2011 between the Company; certain Subsidiaries of the Company; certain Lenders; U.S. Bank National Association, a national banking association, as one of the Lenders, as the Swingline Lender, as Agent, as Left Lead Bookrunner, and as Left Lead Arranger; J.P. Morgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger; RBC Capital Markets (“RBC”), as Joint Bookrunner and Joint Lead Arranger; RBC and JPMorgan Chase Bank as Syndication Agents, and Bank of America, N.A. as Documentation Agent.	Filed Electronically.

10.2	Life Time Fitness, Inc. 2011 Long-Term Incentive Plan.	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2010 Annual Meeting of Shareholders (File No. 001-32230) filed with the Commission on March 7, 2011.

10.3	Form of Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Filed Electronically.

10.4	Form of Restricted Stock Agreement (Executive) for 2011 Long-Term Incentive Plan with performance-based vesting component.	Filed Electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.

32	Section 1350 Certifications.	Filed Electronically.

101	The following materials from Life Time Fitness’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.	Filed Electronically.