Form 10-Q
period 2011-09-30
LIFE TIME FITNESS, INC.
filed 2011-10-28
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32230
_______________________________

Life Time Fitness, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Minnesota (State or other jurisdiction of incorporation or organization)	41-1689746 (I.R.S. Employer Identification No.)

2902 Corporate Place Chanhassen, Minnesota (Address of principal executive offices)	55317 (Zip Code)

952-947-0000
(Registrant's telephone number, including area code)
_______________________________

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

The number of shares outstanding of the registrant's common stock as of October 17, 2011 was 42,341,575 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,433	$12,227
Accounts receivable, net	6,347	5,806
Center operating supplies and inventories	20,525	17,281
Prepaid expenses and other current assets	18,741	13,318
Deferred membership origination costs	12,895	14,728
Deferred income taxes	4,606	3,628
Income tax receivable	—	9,916
Total current assets	75,547	76,904
PROPERTY AND EQUIPMENT, net	1,614,071	1,570,234
RESTRICTED CASH	824	2,572
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,361	7,251
GOODWILL	13,322	13,322
OTHER ASSETS	59,202	48,197
TOTAL ASSETS	$1,771,327	$1,718,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,047	$7,265
Accounts payable	19,059	18,913
Construction accounts payable	23,165	24,342
Accrued expenses	61,116	50,802
Deferred revenue	32,565	32,095
Total current liabilities	140,952	133,417
LONG-TERM DEBT, net of current portion	559,640	605,279
DEFERRED RENT LIABILITY	34,438	32,187
DEFERRED INCOME TAXES	92,377	89,839
DEFERRED REVENUE	8,452	7,279
OTHER LIABILITIES	9,862	9,901
Total liabilities	845,721	877,902
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding
Common stock, $.02 par value, 75,000,000 shares authorized; 42,339,800 and 41,924,985 shares issued and outstanding, respectively	847	839
Additional paid-in capital	429,500	414,922
Retained earnings	497,561	424,787
Accumulated other comprehensive (loss) income	(2,302)	30
Total shareholders’ equity	925,606	840,578
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,771,327	$1,718,480
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE:
Membership dues	$171,504	$155,288	$496,530	$453,332
Enrollment fees	4,403	6,078	14,290	18,577
In-center revenue	80,741	69,453	234,729	203,442
Total center revenue	256,648	230,819	745,549	675,351
Other revenue	8,773	7,493	17,211	13,820
Total revenue	265,421	238,312	762,760	689,171
OPERATING EXPENSES:
Center operations	159,307	145,205	465,513	424,940
Advertising and marketing	8,940	6,265	26,500	18,940
General and administrative	12,544	10,563	37,307	32,606
Other operating	9,392	7,289	23,397	17,146
Depreciation and amortization	25,358	23,402	73,645	69,385
Total operating expenses	215,541	192,724	626,362	563,017
Income from operations	49,880	45,588	136,398	126,154
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $0, $10, $2 and $31, respectively	(5,072)	(6,792)	(15,273)	(21,806)
Equity in earnings of affiliate	346	302	973	906
Total other income (expense)	(4,726)	(6,490)	(14,300)	(20,900)
INCOME BEFORE INCOME TAXES	45,154	39,098	122,098	105,254
PROVISION FOR INCOME TAXES	18,163	15,720	49,324	42,156
NET INCOME	$26,991	$23,378	$72,774	$63,098

BASIC EARNINGS PER COMMON SHARE	$0.67	$0.59	$1.81	$1.59
DILUTED EARNINGS PER COMMON SHARE	$0.66	$0.57	$1.78	$1.55
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	40,421	39,932	40,313	39,597
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	40,868	41,260	40,810	40,783

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,774	$63,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,645	69,385
Deferred income taxes	2,212	(1,100)
Loss on disposal of property and equipment, net	687	979
Gain on land held for sale	—	(527)
Amortization of deferred financing costs	1,784	2,024
Share-based compensation	9,913	5,412
Excess tax benefit related to share-based payment arrangements	(2,904)	(1,697)
Changes in operating assets and liabilities	20,033	8,930
Other	(822)	(357)
Net cash provided by operating activities	177,322	146,147
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(122,149)	(86,132)
Acquisitions, net of cash acquired	(7,293)	(14,378)
Proceeds from sale of property and equipment	734	721
Proceeds from property insurance settlements	94	—
Proceeds from sale of land held for sale	—	1,019
Increase in other assets	(17)	(578)
Decrease in restricted cash	1,748	889
Net cash used in investing activities	(126,883)	(98,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(77,783)	(38,067)
Proceeds from revolving credit facility, net	27,800	12,500
Increase in deferred financing costs	(4,395)	(258)
Excess tax benefit related to share-based payment arrangements	2,904	1,697
Proceeds from stock option exercises	1,480	3,660
Proceeds from employee stock purchase plan	874	—
Stock purchased for employee stock purchase plan	(1,113)	—
Net cash used in financing activities	(50,233)	(20,468)
INCREASE IN CASH AND CASH EQUIVALENTS	206	27,220
CASH AND CASH EQUIVALENTS – Beginning of period	12,227	6,282
CASH AND CASH EQUIVALENTS – End of period	$12,433	$33,502

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
Stock Option and Incentive Plans
We have four share-based compensation plans, the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make additional grants under the 1998 Plan and the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of September 30, 2011, there were 2,477,769 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of September 30, 2011, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 497,406 shares were outstanding and vested, and a total of 3,319,784 restricted shares were granted, of which 1,908,650 restricted shares were outstanding and unvested. We use the term “restricted shares” to define nonvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Share-based compensation expense related to stock options	$—	$3	$—	$41
Share-based compensation expense related to restricted shares	3,475	1,818	9,823	5,281
Share-based compensation expense related to ESPP	30	30	90	90
Total share-based compensation expense	$3,505	$1,851	$9,913	$5,412

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

7 Table of Contents LIFE TIME FITNESS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Table amounts in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,917,873	$21.19
Granted	337,029	$38.32
Canceled	(1,202)	$22.00
Vested	(323,230)	$20.80
Outstanding at March 31, 2011	1,930,470	$24.25
Granted	22,521	$38.36
Canceled	(540)	$21.09
Vested	(31,037)	$30.84
Outstanding at June 30, 2011	1,921,414	$24.31
Granted	2,904	$37.65
Canceled	(2,677)	$28.12
Vested	(12,991)	$40.65
Outstanding at September 30, 2011	1,908,650	$24.21

During the nine months ended September 30, 2011 and 2010, we issued 362,454 and 415,945 shares of restricted stock, respectively, with an aggregate fair value of $13.9 million and $12.9 million, respectively. The grant date fair market value of restricted shares that vested during the nine months ended September 30, 2011 was $8.2 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of September 30, 2011, there was $23.0 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.7 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule. As of September 30, 2011, 907,000 of these shares were still outstanding. If a specified diluted EPS target is achieved for fiscal 2011, 50% of the restricted shares will vest. If a higher diluted EPS target is achieved for fiscal 2011, 100% of the restricted shares will vest. If the grant has not fully vested after fiscal 2011, 50% of the shares will vest if a specified diluted EPS target is achieved for fiscal 2012. If none of the shares vested after fiscal 2011, 100% of the shares will vest if a higher diluted EPS target is achieved for fiscal 2012. In the event that we do not achieve the required diluted EPS targets, the restricted stock will be forfeited. A maximum of $18.9 million could be recognized as compensation expense under this grant if all diluted EPS targets are met.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares (representing 453,500 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and $2.9 million in the first nine months of 2011. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $1.0 million in the last quarter of 2011. We believe the higher diluted EPS targets, inclusive of compensation expense under this grant, to be aggressive goals in excess of our baseline expectations. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the remaining target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we had determined that all of the targets had become probable on September 30, 2011, we would have recognized an additional $8.5 million cumulative compensation adjustment on that date. If we later determine that it is not probable that the minimum diluted EPS performance threshold for the grant vesting will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed. In accordance with the related accounting guidance, none of these restricted shares were included in our total diluted share count at September 30, 2011 or 2010.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	552,625	$23.30	3.8
Exercised	(28,964)	$26.72
Canceled	—	$—
Outstanding at March 31, 2011	523,661	$23.11	3.6
Exercised	(10,905)	$24.91
Canceled	—	$—
Outstanding at June 30, 2011	512,756	$23.07	3.3
Exercised	(15,350)	$28.31
Canceled	—	$—
Outstanding at September 30, 2011	497,406	$22.91	3.1	$7,348
Vested at September 30, 2011	497,406	$22.91	3.1	$7,348

No stock options have been granted since 2007. As of September 30, 2011, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.
The aggregate intrinsic value in the table above at September 30, 2011 represents the total pretax intrinsic value (the difference between our closing stock price at September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $0.8 million and $2.7 million, respectively.
Our net cash proceeds from the exercise of stock options were $1.5 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively. The actual income tax benefit realized from stock option exercises and restricted stock vesting was $2.9 million and $1.7 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began July 1, 2011 and ends December 31, 2011. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the nine months ended September 30, 2011, $0.9 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,314,670 shares of common stock available for purchase under the ESPP as of September 30, 2011.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first nine months of 2011, we repurchased 27,990 shares for approximately $1.1 million. As of September 30, 2011, there were 314,670 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60 million or at the close of business on August 17, 2013, whichever comes earlier. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of September 30, 2011, no shares have been repurchased under this program.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

3.	Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 42,277 and 74,919 for the nine months ended September 30, 2011 and 2010, respectively.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$26,991	$23,378	$72,774	$63,098
Weighted average number of common shares outstanding – basic	40,421	39,932	40,313	39,597
Effect of dilutive stock options	170	195	171	160
Effect of dilutive restricted stock awards	277	1,133	326	1,026
Weighted average number of common shares outstanding – diluted	40,868	41,260	40,810	40,783
Basic earnings per common share	$0.67	$0.59	$1.81	$1.59
Diluted earnings per common share	$0.66	$0.57	$1.78	$1.55

4.	Reportable Segment
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
The following table presents revenue for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Membership dues	$171,504	$155,288	$496,530	$453,332
Enrollment fees	4,403	6,078	14,290	18,577
Personal training	36,629	31,839	110,709	96,680
Other in-center revenue	44,112	37,614	124,020	106,762
Other revenue	8,773	7,493	17,211	13,820
Total revenue	$265,421	$238,312	$762,760	$689,171

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

5.	Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
Accounts receivable, net	$(629)	$(1,380)
Center operating supplies and inventories	(3,035)	(1,132)
Prepaid expenses and other current assets	(3,838)	(945)
Income tax receivable	9,916	—
Deferred membership origination costs	722	5,467
Accounts payable	386	(291)
Accrued expenses	13,187	11,373
Deferred revenue	2,251	(7,138)
Deferred rent liability	1,094	2,407
Other liabilities	(21)	569
Changes in operating assets and liabilities	$20,033	$8,930

We made cash payments for income taxes of $31.1 million and $38.1 million for the nine months ended September 30, 2011 and 2010, respectively.
We made cash payments for interest, net of capitalized interest, of $13.2 million and $19.4 million for the nine months ended September 30, 2011 and 2010, respectively. Capitalized interest was $0.8 million and $2.3 million for the same periods.
Construction accounts payable and accounts payable related to property and equipment was $23.2 million and $22.3 million at September 30, 2011 and 2010, respectively.

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
In October 2009, the Financial Accounting Standards Board issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011. The guidance revises the criteria for measuring and allocating consideration to each component of a multiple deliverable arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a standalone basis or third-party evidence of selling price. The implementation of the guidance did not have a material impact on our consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In September 2011, the Financial Accounting Standards Board issued guidance on goodwill impairment testing. The guidance is effective for us in fiscal 2012, although early adoption is permitted. The guidance allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.

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
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income. As of September 30, 2011, the $1.2 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $2.0 million gross fair market value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to ensure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the agreement. If we determine that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective will be recognized in earnings.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

10.	Fair Value Measurements
The carrying amounts related to cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of September 30, 2011. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	September 30, 2011
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$330,839	$321,309
Obligations under capital leases	16,904	16,957
Floating-rate debt	216,944	223,819
Total	$564,687	$562,085
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

Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of October 28, 2011, we operated 92 centers primarily in residential locations across 26 markets in 21 states under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
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
During 2008, our trailing 12-month attrition rate increased from 34.3% to 42.3% driven primarily by the slowing economy and inactive members leaving earlier than in the past. During 2009 and 2010, our trailing 12-month attrition rate decreased from 42.3% to 40.6% and from 40.6% to 36.3%, respectively. During the first nine months of 2011, our trailing 12-month attrition rate decreased from 36.3% to 35.3%. Over the past two years our attrition rate decreased due in part to increased programming focused on member engagement and center utilization.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (65.1% of total revenue for the nine months ended September 30, 2011) and enrollment fees (1.9% of total revenue for the nine months ended September 30, 2011) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (30.7% of total revenue for the nine months ended September 30, 2011), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•
Third, we have expanded the LIFE TIME FITNESS brand into other healthy way-of-life related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (2.3% of total revenue for the nine months ended September 30, 2011), including our media, total health and athletic events businesses. Our primary media offering is our magazine, Experience Life. Other revenue also includes two stand-alone restaurants in the Minneapolis market and rental income from our Highland Park, Minnesota office building.

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

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE:
Membership dues	64.6%	65.2%	65.1%	65.8%
Enrollment fees	1.7	2.6	1.9	2.7
In-center revenue	30.4	29.1	30.7	29.5
Total center revenue	96.7	96.9	97.7	98.0
Other revenue	3.3	3.1	2.3	2.0
Total revenue	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	60.0	60.9	61.0	61.7
Advertising and marketing	3.4	2.6	3.5	2.7
General and administrative	4.7	4.5	4.8	4.7
Other operating	3.5	3.1	3.1	2.5
Depreciation and amortization	9.6	9.8	9.7	10.1
Total operating expenses	81.2	80.9	82.1	81.7
Income from operations (operating profit)	18.8	19.1	17.9	18.3
OTHER INCOME (EXPENSE):
Interest expense, net	(1.9)	(2.8)	(2.0)	(3.2)
Equity in earnings of affiliate	0.1	0.1	0.1	0.2
Total other income (expense)	(1.8)	(2.7)	(1.9)	(3.0)
INCOME BEFORE INCOME TAXES	17.0	16.4	16.0	15.3
PROVISION FOR INCOME TAXES	6.8	6.6	6.5	6.1
NET INCOME	10.2%	9.8%	9.5%	9.2%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	4.7%	6.6%	5.1%	4.7%
Same-center revenue growth (open 37 months or longer) (1)	4.1%	4.0%	4.2%	1.6%
Average center revenue per membership (2)	$395	$374	$1,163	$1,113
Average in-center revenue per membership (3)	$124	$112	$366	$335
Trailing 12-month attrition rate (4)	35.3%	37.1%	35.3%	37.1%
Quarterly attrition rate (5)	9.0%	9.6%	N/A	N/A
EBITDA (in thousands) (6)	$75,584	$69,292	$211,016	$196,445
EBITDA margin (7)	28.5%	29.1%	27.7%	28.5%
EBITDAR (in thousands) (6)	$86,242	$80,078	$242,808	$228,566
EBITDAR margin (8)	32.5%	33.6%	31.8%	33.2%
Capital expenditures (in thousands) (9)	$39,126	$37,968	$122,149	$86,132
Free cash flow (in thousands) (10)	$19,685	$7,471	$55,173	$60,015

Operating data (end of period) (11):
Centers open	92	88	92	88
Memberships	653,300	622,698	653,300	622,698
Center square footage (12)	9,178,013	8,681,325	9,178,013	8,681,325

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$26,991	$23,378	$72,774	$63,098
Interest expense, net	5,072	6,792	15,273	21,806
Provision for income taxes	18,163	15,720	49,324	42,156
Depreciation and amortization	25,358	23,402	73,645	69,385
EBITDA	$75,584	$69,292	$211,016	$196,445
Rent expense	10,658	10,786	31,792	32,121
EBITDAR	$86,242	$80,078	$242,808	$228,566

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin in the ratio of EBITDAR to total revenue.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$58,811	$45,439	$177,322	$146,147
Less: Purchases of property and equipment	(39,126)	(37,968)	(122,149)	(86,132)
Free cash flow	$19,685	$7,471	$55,173	$60,015

(11)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

(12)
The square footage presented in this table reflects fitness square footage which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Total revenue. Total revenue increased $27.1 million, or 11.4%, to $265.4 million for the three months ended September 30, 2011, from $238.3 million for the three months ended September 30, 2010.
Total center revenue grew $25.8 million, or 11.2%, to $256.6 million for the three months ended September 30, 2011, from $230.8 million for the three months ended September 30, 2010. Of the $25.8 million increase in total center revenue,

•
62.8% was from membership dues, which increased $16.2 million, or 10.4%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 4.9% to 653,300 at September 30, 2011 from 622,698 at September 30, 2010.

•
43.7% was from in-center revenue, which increased $11.3 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $112 for the three months ended September 30, 2010 to $124 for the three months ended September 30, 2011.

•
(6.5)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the first three quarters of 2011 and the fourth quarter of 2010, the estimated average membership life was 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $1.7 million for the three months ended September 30, 2011 to $4.4 million. The revenue recognized from enrollment fees is lower in the third quarter of 2011 as compared to the third quarter of 2010 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $1.3 million, or 17.1%, to $8.8 million for the three months ended September 30, 2011, which was primarily due to growth in media and athletic event revenue.
Center operations expenses. Center operations expenses totaled $159.3 million, or 62.1% of total center revenue (or 60.0% of total revenue), for the three months ended September 30, 2011 compared to $145.2 million, or 62.9% of total center revenue (or 60.9% of total revenue), for the three months ended September 30, 2010. This $14.1 million increase primarily consisted of an increase of $8.4 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.

Advertising and marketing expenses. Advertising and marketing expenses were $8.9 million, or 3.4% of total revenue, for the three months ended September 30, 2011, compared to $6.3 million, or 2.6% of total revenue, for the three months ended September 30, 2010. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $12.5 million, or 4.7% of total revenue, for the three months ended September 30, 2011, compared to $10.6 million, or 4.5% of total revenue, for the three months ended September 30, 2010. This increase of $1.9 million is primarily related to share-based compensation for the special 2009 restricted stock grant, in addition to corporate initiatives to support our continued growth. For the three months ended September 30, 2011, share-based compensation expense related to the special 2009 restricted stock grant totaled $1.0 million of which $0.7 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $9.4 million for the three months ended September 30, 2011, compared to $7.3 million for the three months ended September 30, 2010. This increase is primarily due to the growth in our athletic events and our total health division and the associated infrastructure costs.
Depreciation and amortization. Depreciation and amortization was $25.4 million for the three months ended September 30, 2011, compared to $23.4 million for the three months ended September 30, 2010.
Interest expense, net. Interest expense, net of interest income, was $5.1 million for the three months ended September 30, 2011, compared to $6.8 million for the three months ended September 30, 2010. This $1.7 million decrease was primarily the result of a reduction in debt levels as well as lower average interest rates on outstanding debt.
Provision for income taxes. The provision for income taxes was $18.2 million for the three months ended September 30, 2011, compared to $15.7 million for the three months ended September 30, 2010. This $2.5 million increase was due to an increase in income before income taxes of $6.1 million.
Net income. As a result of the factors described above, net income was $27.0 million, or 10.2% of total revenue, for the three months ended September 30, 2011 compared to $23.4 million, or 9.8% of total revenue, for the three months ended September 30, 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Total revenue. Total revenue increased $73.6 million, or 10.7%, to $762.8 million for the nine months ended September 30, 2011, from $689.2 million for the nine months ended September 30, 2010.
Total center revenue grew $70.1 million, or 10.4%, to $745.5 million for the nine months ended September 30, 2011, from $675.4 million for the nine months ended September 30, 2010. Of the $70.1 million increase in total center revenue,

•
61.5% was from membership dues, which increased $43.2 million, or 9.5%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 4.9% to 653,300 at September 30, 2011 from 622,698 at September 30, 2010.

•
44.6% was from in-center revenue, which increased $31.3 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $335 for the nine months ended September 30, 2010 to $366 for the nine months ended September 30, 2011.

•
(6.1)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the first three quarters of 2011 and the fourth quarter of 2010, the estimated average membership life was 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $4.3 million for the nine months ended September 30, 2011 to $14.3 million. While the average enrollment fee was slightly higher in the first nine months of 2011 as compared to the first nine months of 2010, the revenue recognized from enrollment fees is lower in the first nine months of 2011 as compared to the first nine months of 2010. This decrease is primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $3.4 million, or 24.5%, to $17.2 million for the nine months ended September 30, 2011, which was primarily due to growth in media and athletic event revenue.

Center operations expenses. Center operations expenses totaled $465.5 million, or 62.4% of total center revenue (or 61.0% of total revenue), for the nine months ended September 30, 2011 compared to $424.9 million, or 62.9% of total center revenue (or 61.7% of total revenue), for the nine months ended September 30, 2010. This $40.6 million increase primarily consisted of an increase of $26.0 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $26.5 million, or 3.5% of total revenue, for the nine months ended September 30, 2011, compared to $18.9 million, or 2.7% of total revenue, for the nine months ended September 30, 2010. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $37.3 million, or 4.8% of total revenue, for the nine months ended September 30, 2011, compared to $32.6 million, or 4.7% of total revenue, for the nine months ended September 30, 2010. This increase of $4.7 million is primarily related to share-based compensation for the special 2009 restricted stock grant, in addition to corporate initiatives to support our continued growth. For the nine months ended September 30, 2011, share-based compensation expense related to the special 2009 restricted stock grant totaled $2.9 million, of which $2.2 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $23.4 million for the nine months ended September 30, 2011, compared to $17.1 million for the nine months ended September 30, 2010. This increase is primarily due to the growth in our athletic events and our total health division and the associated infrastructure costs.
Depreciation and amortization. Depreciation and amortization was $73.6 million for the nine months ended September 30, 2011, compared to $69.4 million for the nine months ended September 30, 2010.
Interest expense, net. Interest expense, net of interest income, was $15.3 million for the nine months ended September 30, 2011, compared to $21.8 million for the nine months ended September 30, 2010. This $6.5 million decrease was primarily the result of a reduction in debt levels as well as lower average interest rates on outstanding debt.
Provision for income taxes. The provision for income taxes was $49.3 million for the nine months ended September 30, 2011, compared to $42.2 million for the nine months ended September 30, 2010. This $7.1 million increase was due to an increase in income before income taxes of $16.8 million and a higher effective income tax rate in the first nine months of 2011. The effective income tax rate for the nine months ended September 30, 2011 was 40.4% compared to 40.1% for the nine months ended September 30, 2010, driven by state tax changes.
Net income. As a result of the factors described above, net income was $72.8 million, or 9.5% of total revenue, for the nine months ended September 30, 2011 compared to $63.1 million, or 9.2% of total revenue, for the nine months ended September 30, 2010.

Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash flow provided by operations. Our principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and associated fitness equipment and may include the acquisition and remodeling of centers we acquire from time to time, as well as acquisitions to support our in-center and corporate businesses. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements primarily with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed.
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
The following table summarizes our capital structure as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(In thousands)
Debt
Long-term debt	$559,640	$605,279
Current maturities of long-term debt	5,047	7,265
Total debt	564,687	612,544
Shareholders’ Equity
Common stock	847	839
Additional paid-in capital	429,500	414,922
Retained earnings	497,561	424,787
Accumulated other comprehensive (loss) income	(2,302)	30
Total shareholders’ equity	925,606	840,578
Total capitalization	$1,490,293	$1,453,122

Operating Activities
As of September 30, 2011, we had total cash and cash equivalents of $12.4 million. We also had $272.1 million available under the existing terms of our revolving credit facility as of September 30, 2011.
Net cash provided by operating activities was $177.3 million for the nine months ended September 30, 2011 compared to $146.1 million for the nine months ended September 30, 2010. This increase is primarily due to increased net income and changes in working capital.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $126.9 million for the nine months ended September 30, 2011 compared to $98.5 million for the nine months ended September 30, 2010. The increase of $28.4 million was primarily due to increased construction activity on new centers.
Our capital expenditures were as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Purchases of property and equipment	$122,149	$86,132
Non-cash property purchases in construction accounts payable and accounts payable	(1,177)	12,370
Other changes to property and equipment	(619)	262
Total capital expenditures	$120,353	$98,764

The following schedule reflects capital expenditures by type of expenditure:

	For the Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
New center land and construction	$78,395	$72,626
Initial remodels of acquired centers	2,213	2,553
Maintenance of existing facilities and centralized infrastructure	39,745	23,585
Total capital expenditures	$120,353	$98,764

At September 30, 2011, we had purchased the real property for two and entered into a ground lease for one of the three large format centers we opened in 2011, and we had purchased real property for one and entered into a ground lease for two of the large format centers that we plan to open after 2011. Construction in progress, including land purchased for future development, totaled $61.0 million at September 30, 2011 and $132.5 million at September 30, 2010.
We expect our capital expenditures to be approximately $150 million to $160 million in 2011, including approximately $28 million to $38 million in the remaining three months of 2011. Of this approximately $28 million to $38 million, we expect to incur approximately $20 million to $25 million for new center construction and approximately $8 million to $13 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Net cash used in financing activities was $50.2 million for the nine months ended September 30, 2011 compared to $20.5 million for the nine months ended September 30, 2010. The increase of $29.7 million was primarily due to the prepayment of mortgage notes payable, as discussed below.
Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016 and interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, facility expires May 2012, respectively	$382,000	$354,200
Term notes payable with monthly interest and principal payments totaling $836 including interest at 8.25% to July 2011	—	70,925
Term notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	98,882	100,000
Other	66,901	69,772
Total debt (excluding obligations under capital leases)	547,783	594,897
Obligations under capital leases	16,904	17,647
Total debt	564,687	612,544
Less current maturities	5,047	7,265
Total long-term debt	$559,640	$605,279

Revolving Credit Facility
On June 30, 2011, we entered into a Third Amended and Restated Credit Agreement (the “revolving credit facility”) with U.S. Bank National Association, as administrative agent, and the other lenders from time to time party thereto, which amended and restated our Second Amended and Restated Credit Agreement effective May 31, 2007. The material changes to the revolving credit facility increase the amount of the facility from $470.0 million to $660.0 million, which may be increased by an additional $240.0 million upon the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million, extend the term of the facility to June 30, 2016 and change the primary financial covenants under the facility as described below. Interest on the amounts borrowed under the U.S. Bank Facility continues to be based on (i) a base rate, which is the greater of (a) U.S. Bank's prime rate, (b) the federal funds rate plus 50 basis points, and (c) the one-month adjusted Eurodollar rate plus 150 basis points, or (ii) an adjusted Eurodollar rate, plus, in either case (i) or (ii), the applicable margin within a range based on our consolidated leverage ratio. In connection with the amendment and restatement of the revolving credit facility, the applicable margin ranges were set at a range from 25 basis points to 125 basis points for base rate borrowings (from 0 basis points in the Second Amended and Restated Credit Agreement) and a range from 125 basis points to 225 basis points for Eurodollar borrowings (from a range of 62.5 basis points to 150 basis points in the Second Amended and Restated Credit Agreement).
As of September 30, 2011, $382.0 million was outstanding on the revolving credit facility, plus $5.9 million related to letters of credit, leaving $272.1 million available for additional borrowing under the revolving credit facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2011 was 1.7% and $355.6 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2010 was 3.2% and $348.3 million, respectively.
Mortgage Notes Payable to Real Estate Investment Trust
On April 4, 2011, we prepaid the ten mortgage notes payable to Starwood Property Mortgage Sub-1, L.L.C. at the par amount of $69.5 million. Concurrent with the prepayment, the mortgages were released on ten related centers.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of September 30, 2011.
Our primary financial covenants under the revolving credit facility as of December 31, 2010 were:

Actual as of
December 31,
Covenant	Requirement	2010
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.98 to 1.00
Senior Debt to Adjusted EBITDA	Not more than 3.25 to 1.00	1.63 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.60 to 1.00	2.71 to 1.00
The formulas for these covenants are specifically defined in the Second Amended and Restated Credit Agreement and include, among other things, an add back of share-based compensation expense to EBITDAR and EBITDA.
The Third Amended and Restated Credit Agreement eliminated the previously used Senior Debt to Adjusted EBITDA covenant and added an Unencumbered Asset Ratio covenant. Our primary financial covenants under the revolving credit facility as of September 30, 2011 are:

Actual as of
September 30,
Covenant	Requirement	2011
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.51 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.34 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	3.16 to 1.00
The formulas for these covenants are specifically defined in the Third Amended and Restated Credit Agreement and include, among other things, an add back of share-based compensation expense to EBITDAR.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of September 30, 2011 and December 31, 2010, our net floating rate indebtedness was approximately $216.9 million and $387.6 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the nine months ended September 30, 2011, our interest costs would have increased by approximately $2.7 million. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2011, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2011.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Third Quarter 2011

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
July 1-31, 2011	14,450	$39.23	14,450	314,670
August 1-31, 2011	—	$—	—	314,670
September 1-30, 2011	—	$—	—	314,670
Total	14,450	$39.23	14,450	314,670

(1)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan. In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. As of September 30, 2011, no shares have been repurchased under this program.

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
101
The following materials from Life Time Fitness’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2011.

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
101
The following materials from Life Time Fitness’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.
Filed Electronically.