Form 10-K
period 2011-12-31
LIFE TIME FITNESS, INC.
filed 2012-02-28
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Registrant's telephone number, including area code: (952) 947-0000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011, was $1,565,702,318, based on the closing sale price for the registrant’s common stock on that date.
The number of shares outstanding of the registrant's common stock as of February 16, 2012 was 42,504,948.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2012 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS
This Annual Report may include “forward-looking” statements. Forward-looking statements generally involve our current expectations or beliefs regarding future matters. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements in this Annual Report include statements about: our growth strategies, which include our intention to open new centers, increase membership and optimize membership dues and increase our in-center and corporate business products and services revenue; our expectations of the health and fitness industry; the evolution of our centers and our services; the process we use in new center site selection and construction, including our belief about our ability to fund new center development and the alignment of our cost structure with our growth plans; our strategy regarding new center and ancillary business acquisitions as well as our ability to successfully integrate these acquisitions; our beliefs regarding competition; our belief that we have the necessary licenses to conduct our business; our opinions about litigation matters; our expectations regarding the operating costs and revenue expectations of new centers; our expectations about future liquidity; and our expectations about general economic conditions. There are many factors that could cause actual results to differ materially from those in any forward-looking statement. For example, forward-looking statements can be affected by inaccurate assumptions, general economic conditions and any other factor that may impact our operations. While it is not possible to identify all factors that you should consider, forward-looking statements can also be impacted by any risks or uncertainties that we discuss throughout this Annual Report and in Part I, Section 1A of this Annual Report entitled “Risk Factors.” Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
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

PART I

Item 1. Business.
Company Overview
Life Time is the Healthy Way of Life Company. We help organizations, communities and individuals achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of interest, or discovering new passions, both inside and outside of Life Time's distinctive, resort-like sports, professional fitness, family recreation and spa destinations, most of which operate 24 hours a day, seven days a week. Our Healthy Way of Life approach enables our customers to achieve success by providing the best places, people and programs of exceptional quality and value. As of February 28, 2012, we operated 102 centers under the LIFE TIME FITNESS® and LIFE TIME ATHLETICSM brands primarily in suburban locations in 26 major markets in the United States.

We believe our centers provide a desirable and unique experience for our members, resulting in a high number of memberships per center, which we manage to optimize the member experience. Of our 102 centers, we consider 81 to be of our large format design. Among these 81 centers, we consider 57 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes generally remain consistent across our centers. Our current model centers typically target 8,500 to 11,500 memberships by offering, on average, 113,000 square feet of multi-use sports and athletic, professional fitness, family recreation, spa amenities and programs and services in a resort-like environment.
The breadth of our programs allows us to connect and engage members in their areas of passion along with others who share the same interests. By offering best-in-class programming - both inside and outside of our centers - along with a dedicated and talented team of Life Time employees who lead each program, we help members achieve their goals by doing what they love. Life Time programs include a wide range of interest areas, such as group fitness, yoga, swimming, running, racquetball, squash, tennis, pilates, mixed combat arts, kids activities and camps, adult activities and leagues, rock climbing, cycling, basketball, personal training, weight loss and nutrition initiatives, spa, medi-spa and chiropractic services. Life Time program offerings may vary by location.
Our corporate headquarters are located at 2902 Corporate Place, Chanhassen, Minnesota 55317, and our telephone number is (952) 947-0000. Our principal website is lifetimefitness.com. The information contained on our websites is not a part of this annual report.
Our History
Our Chairman, President and Chief Executive Officer, Bahram Akradi, opened the first Life Time Fitness center in 1992 with an unwavering commitment to our members and their experiences with us. From the design of our centers, to the amenities and services we provide, to the sheer breadth of programming and events we deliver, everything we do is driven from the member point of view. For example, our company has never required long-term member contracts, instead preferring to offer month-to-month agreements that provide members flexibility, while maintaining clear focus on delivering unparalleled programs and value in an effort to earn their business each and every day.
At Life Time, our mission is clear. We provide an educational, entertaining, friendly and inviting, functional and innovative experience that meets the health and fitness needs of the entire family. Over the course of two decades, Life Time has raised the standards in the health and fitness industry while also pioneering the creation of a new industry we call Healthy Way of Life. Through this, we aim to deliver best-in-class programs that help organizations, communities and individuals achieve their total health objectives, athletic aspirations and/or fitness goals by engaging in their areas of passion. Life Time is well positioned to help them do so not only by providing programs, but also, the best people and places to deliver exceptional experiences.
Today, the breadth of our programs allows us to connect and engage members in their areas of passion along with others who share the same interests. By offering best-in-class programming - both inside and outside of our centers - along with a dedicated and talented team of Life Time employees who lead each program, we help members achieve their goals by doing what they love. Life Time programs include a wide range of interest areas, such as, group fitness, yoga, swimming, running, racquetball, squash, tennis, pilates, mixed combat arts, kids activities and camps, adult activities and leagues, rock climbing, cycling, basketball, personal training, weight loss and nutrition initiatives, spa, medi-spa and chiropractic services. Life Time program offerings may vary by location.
Our offerings also include our proprietary line of nutritional products and supplements, and our award-winning magazine, Experience Life®. We also have an Athletic Events division, which now offers 140 events each year, including running, cycling and triathlon events from entry-level to ultra-endurance. Finally, we offer health assessments, along with partnerships with health insurance companies, with the goal of further extending our Healthy Way of Life mission to corporate clients. This portfolio has since evolved into our myHealthCheck service offering, which provides a comprehensive health assessment to our members at our centers as well as employees of our corporate clients.
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
Unlike many traditional health clubs or gyms, which typically offer little more than rooms with equipment, most Life Time destinations operate 24 hours a day, seven days a week and offer an expansive selection of premium amenities and services, comprehensive programming with dedicated spaces, a large team of certified professionals, service and operations employees, and hundreds of pieces of state-of-the-art cardiovascular and resistance equipment and free-weights.
Our team of member-focused employees — trained through our specifically designed program of classes and/or certifications — is committed to providing an environment that is clean, educational and entertaining, friendly and inviting, and functional and innovative.
We offer a value proposition that encourages membership loyalty.
The broad range of amenities, programs and services we offer exceeds that of most other health and fitness center alternatives available to consumers. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $40 to $120 per month for an individual membership and from $80 to $260 per month for a couple or family membership. Our memberships include the primary member’s children under the age of 12 at a nominal per child monthly cost. We provide the majority of our members with a variety of services with their membership, including group fitness classes and fitness assessments, towel and locker service and an online subscription to our award-winning magazine, Experience Life®. Our membership plans include initial 14-day money back guarantees and are month-to-month, cancelable by giving up to 60 days advance notice. We believe our value proposition and member-focused approach creates loyalty among our members.
We offer a product that is convenient for our members.
Our centers are generally situated in easily-accessible areas and centrally located among the residential, business and shopping districts of the surrounding community. We design, build and operate our centers to accommodate a large and active membership base by generally providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient parking spaces, lockers and equipment to allow our members to use our centers with little or no waiting time, even at peak hours and when centers are at targeted capacity. Our child center services are available to the majority of our members for a modest monthly fee per child for up to two hours per day. Most of our centers offer the convenience of spa and café services. Most members have access to more than one center in markets where we operate more than one location.
We have an established and profitable economic model.
Our economic model is both based and dependent on attracting a large membership base within the first three years after a new center is opened, as well as retaining those members and maintaining tight expense control. In 2011, this economic model resulted in revenue growth of 11.0%, with revenue of $1.0 billion; EBITDA growth of 7.5%, with EBITDA of $273.4 million and an EBITDA margin of 27.0%; and net income growth of 14.8%, with net income of $92.6 million.

We have a disciplined and sophisticated site selection and development process.
We have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build or lease new centers, as well as specific sites for potential future centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis to predetermined physical, demographic, psychographic and competitive criteria generated from profiles of each of our existing centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of approval by our management and finance committee of the board of directors. By utilizing a wholly owned construction subsidiary, FCA Construction Company, LLC (“FCA Construction”) that builds and remodels our centers, we maintain maximum flexibility over the design process of our centers and control over the cost and timing of the construction process subject to financing and capital availability.
Our Growth Strategy
Our growth strategy is driven by three primary elements:
Build and acquire new centers.
We intend to expand our base of centers, primarily through new center development and acquisition. In 2011, we opened three large format centers that we designed and constructed. In December 2011, we also acquired nine centers from Lifestyle Family Fitness, Inc. ("LFF"). We expect to open three large format centers in 2012, all of which are currently under construction. In addition, in January 2012, we acquired the Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Tennis Atlanta. A rollforward of our center growth from 2007 through 2011 is as follows:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Total centers, beginning of year	89	84	81	70	60
New centers – constructed	3	3	3	10	8
New centers – remodel of existing space	—	2	—	1	—
Acquired centers (1)	9	1	—	—	2
Closed center (2)	—	(1)	—	—	—
Total centers, end of year	101	89	84	81	70
(1) In December 2011, we acquired nine facilities from LFF in Indiana, North Carolina and Ohio.
(2) In August 2010, the lease expired on our 85,630 square foot center in St. Paul, Minnesota which opened in 1997. We closed the center and transferred its memberships to our surrounding locations.
Increase membership and optimize membership dues.
Of our 101 open Life Time Fitness centers at December 31, 2011, 80 had reached maturity, which we define as the 37th month of operations. Our goal is for a mature center to operate with at least 90% of targeted membership capacity by the end of its third year of operations. Due to the economic downturn, our mature centers, in the aggregate, are currently below our 90% target.

We have 21 centers that have not yet reached maturity. These 21 centers averaged 67% of targeted membership capacity as of December 31, 2011. We expect the continuing increase in memberships at these centers to contribute significantly to our future growth as these centers move toward our goal of 90% of targeted membership capacity by the end of their third year of operations. Our membership levels for our non-mature centers were as follows:

	As of December 31,
	2011	2010	2009	2008	2007
Non-mature centers	21	20	24	36	32
Non-mature centers percentage of targeted capacity	67.2%	65.3%	64.0%	62.6%	66.4%

In addition to increasing the number of memberships, we focus on optimizing our membership dues through price increases and by improving the mix of our memberships. Our membership dues mix can be improved by increasing the number of members covered under a membership (for instance, an individual to a couple membership, or a couple to a family membership).

A member can also upgrade a membership to a higher plan level (for example, from Gold to Platinum).
In order to achieve and maintain our membership goals, we focus on demographics, center usage and membership trends, and employ marketing programs to effectively communicate our value proposition to existing and prospective members. We also offer a membership option, referred to as a Flex membership, for members who do not access the center, but still want to maintain certain member benefits.
Increase products, programs and services revenue.
In 2011, revenue from the sale of in-center products, programming and services grew $42.0 million, or 15.8%, to $308.5 million and we increased in-center revenue per membership to $481. We believe revenue from these areas will continue to grow. Our programming and services include individual and group personal training sessions and certification; hair, skin, nail care and massage services through LifeSpa; kids and adult activities; pilates and yoga sessions and certification; swimming instruction and teams; healthy, all-natural food offerings from LifeCafe; health and fitness assessment and coaching services through myHealthCheck; squash, racquetball and tennis leagues, programming and instruction; recreational basketball leagues through Ultimate Hoops; and athletic events. We expect to continue driving in-center revenue both by increasing sales of our current in-center products and services, while introducing new products and services to our members and customers.
Revenue from ancillary businesses grew $4.6 million, or 24.3%, to $23.3 million, which was due primarily to growth in media and athletic events. In addition, we believe revenue from the sale of our ancillary products and services will continue to grow in other new business categories for us, including training, certification and health promotion programs.
Our Industry
We participate in the large and growing health and wellness industry, which includes health clubs, fitness equipment, athletics, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association (“IHRSA”), the estimated market size of the U.S. health club industry in 2010, which is a relatively small part of the health and wellness industry, was approximately $20.3 billion in revenue and 50.2 million members with approximately 29,890 clubs. Based on IHRSA membership data, the number of health club members in the U.S. increased 17.6% from 42.7 million in 2006 to 50.2 million in 2010. Over this same period, total U.S. health club industry revenues increased 15.3% from $17.6 billion to $20.3 billion.

Our Sports and Athletic, Professional Fitness, Family Recreation and Spa Centers
Size and Location
Our centers have evolved since inception. All centers are centrally located in areas that offer convenient access from residential, business and shopping districts of the surrounding community, and generally provide free and ample parking.
Of our 101 centers as of December 31, 2011, 81 are of our large format design and 57 of those conform to our current model center design. Our distinctive format is designed to provide efficient and inviting spaces that are conducive to the wide range of healthy way of life programming we deliver and that accommodate each center’s targeted capacity. Our current model centers generally target 8,500 to 11,500 memberships and our other large format centers generally target 5,500 to 11,000 memberships. This targeted capacity is designed to maximize the member experience based upon our historical understanding of membership usage, facility layout, the number of individual, couple and family memberships and pricing.
Generally, the main differences between our large format centers and those that are of the current model design are that our current model centers generally include an outdoor aquatics park, larger indoor aquatics area, larger gymnasium, up to three additional studios and enhanced LifeSpa and LifeCafe spaces. We believe that all of our large format centers serve as all-in-one sports and athletic, professional fitness, family recreation and spa destinations. The following table provides the number and average square footage of our large format centers:

	As of December 31,
	2011	2010	2009	2008	2007
Large format centers – current model
Number of centers	57	54	51	48	38
Average square feet	113,000	113,000	113,000	113,000	110,000
Large format centers – other
Number of centers	24	24	24	24	23
Average square feet	95,000	95,000	95,000	95,000	95,000
Center Environment
Our centers generally combine modern architecture and decor with state-of-the-art amenities. Most of our current model and large format centers are freestanding buildings designed with open architecture and naturally-illuminated atriums that create a spacious, inviting atmosphere. With finishes such as limestone floors, wood lockers and granite countertops, our centers are carefully designed to create an appealing and luxurious environment that attracts and retains members and encourages them to visit the center. Moreover, we have specific staff members who are responsible for maintaining the cleanliness of the entire center. We regularly update and refurbish our centers to maintain a high-quality experience. Our commitment to quality and detail provides a similar look and feel at each of our large format centers.

The table below displays the wide assortment of amenities, services, activities and events typically found at our large format centers, including our current model centers:

Amenities	Services	Activities and Events
Basketball/Volleyball Courts	24-Hour Availability	Aquatics
Cardiovascular, Resistance and	Health and Fitness Assessments	Athletic Leagues
Free Weight Equipment	Experience Life® Magazine	Birthday Parties
Cycle Theaters	Towel Service	Eastern/Martial Arts
Group Fitness Studios	Locker Service	Kids’ Club
Lap Pool	Massage Therapy	Pilates
Racquetball/Squash Courts	Nutritional Products	Group Fitness Classes
Child Center	Personal Training	Scuba Lessons
Rock Climbing Cavern	T.E.A.M. Programs	Studio Cycling
Saunas	Weight Loss Programs	Sports Training Camps
Two-story Waterslides	Cardiovascular and Resistance Training	Summer Camps
Whirlpool Spas	Metabolic Testing	Swimming Lessons
Zero-depth Entry Swimming Pools	Nutrition Coaching	Yoga
LifePower Studio	Endurance Coaching	Educational Camps
LifeCafe	Member Advantage	Dance Classes
LifeSpa	myLT.com	Athletic Events
Pool-side Bistro		Social Events
Men’s, Women’s and Family Locker Rooms		Run Club, Cycle Club and Other Interest-Driven Clubs

Fitness Equipment and Facilities. To help members develop and maintain a healthy way of life, train for athletic events or lose weight, our centers have up to 400 pieces of cardiovascular and resistance training equipment plus free weights. Exercise equipment is arranged in spacious workout areas to allow for easy movement from machine to machine, facilitating a convenient and efficient workout. Equipment in these areas is arranged in long parallel rows that are clearly labeled by muscle group, allowing members to conveniently customize their exercise programs and reduce downtime during their workouts. Due to the large amount of equipment in each center, members rarely have to wait to use a machine. We have in-house technicians who service and maintain our equipment. In addition, we have large-screen televisions in several areas of the center.
Our current model centers have large indoor and outdoor recreation pools with zero-depth entrances and water slides, lap pools, saunas, steam baths and whirlpools. A majority of these centers also have at least two regulation-size basketball courts that can be used for various sports activities, as well as other dedicated facilities for group fitness, cycling, rock climbing, racquetball and/or squash. In addition, 13 of our current model and large format centers have tennis courts. Programs at these tennis facilities include professional instruction and leagues.
Personalized Services for Individuals and Small Groups. On average, we employ 25 personal trainers in a current model center. Our personal trainers are skilled in assessing and formulating effective individual and group exercise programs. Our personal training program aims to improve the health and fitness of our members and be considered a leader in the industry. To this end, our personal trainers are required to be certified by one of the nationally-accredited certification bodies within six months of employment and take a rigorous one-week internal certification program before providing member service.

We offer many different programs featuring our certified professional personal trainers including:

•
One-On-One sessions – We offer sessions in which an individual member meets directly with a personal trainer to help him or her achieve healthy way of life goals, including losing weight, gaining weight/muscle mass, or specific event training.

•	Small Group sessions – We offer sessions in which a group of two to four members meets directly with a single personal trainer to help them achieve their goals with others.

•
T.E.A.M. Training Education Accountability Motivation® and other Weight Loss and Nutrition programs – We developed a number of large group (typically eight to 12 members) programs under our proprietary T.E.A.M. platform. Our T.E.A.M. Weight Loss program focuses on exercise, education and nutrition and provides the resources and support toward long-term weight loss success. The T.E.A.M. Fitness program combines cardio exercise with strength training. Our endurance program focuses on training in the proper heart rate zones, for the proper duration of time and at the proper frequency to burn fat more efficiently while improving overall health and fitness. Our T.E.A.M. Boot Camp challenges our members to test their strength, agility and stamina. From time to time, we also offer other weight loss and nutrition programs, such as the Life Time 90-Day Weight Loss Challenge, as an opportunity for members to receive education, training and motivation that helps them set and achieve their health and fitness goals, and keep their overall health programs on track.

•
Assessments – We offer various assessments for a detailed view of total health. Whether the member is an athlete or simply seeking better health, our assessments help members set and achieve health goals more efficiently and confidently by providing precise scientific data on the member’s current health and fitness.

Fitness Programs and Classes. Our centers offer fitness programs, including group fitness classes and health and fitness training seminars on subjects ranging from metabolism to personal nutrition. Each current model center has at least two group fitness studios and makes use of the indoor and outdoor pool areas for classes. These centers also offer yoga and Pilates as well as a studio dedicated to studio cycling. On average, we offer 85 group fitness classes per week at each current model center, including, for example, studio cycling, step workout, dance classes, circuit training and fitness yoga classes. These classes generally are free of charge to our members. The volume and variety of activities at each center allows members to enjoy the center, whether participating in personalized activities or with other members in group activities.
LifeCafe. Our large format centers feature a LifeCafe, which offers fresh, healthy, all-natural made-to-order and pre-prepared breakfast, lunch and dinner items, including sandwiches, salads, snacks, shakes and more. Our LifeCafe offers customers the choice of dining indoors, ordering their meals and snacks to go or, in each of our current model centers and certain of our other large format centers, dining outdoors at the poolside bistro. Generally, each LifeCafe also offers the Life Time line of nutritional products and supplements, third-party nutritional products, exercise accessories and personal care products.
LifeSpa. Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-

service salon and spa. Each in-center LifeSpa offers hair, body, skin care and massage therapy services, customized to each client’s individual needs. Most recently, we have begun adding medi-spa services to our offering in select locations. Each LifeSpa is located in a separate, self-contained area that provides a relaxing and rejuvenating environment.
LifeClinic Chiropractic. In select locations, we also offer LifeClinic Chiropractic services provided by licensed chiropractors. LifeClinic Chiropractic offers an innovative, non-invasive form of soft tissue and joint treatment.
Child Centers. Almost all of our centers offer on-site child centers for children from three months through 11 years of age as part of a monthly fee per child. Once a child turns 12, with the appropriate membership, he or she may use most amenities available to adults. Child center services are available for up to two hours per child per day while members use our centers. During this time, children ages one to five years can participate in enrichment programs, such as music, movement and arts and crafts while children ages six to 11 years can participate in Kids Play, which includes gym and rock wall activities. The child center features a computer center, separate infant and toddler playrooms and numerous children's activities. We hire experienced personnel that are dedicated to working in the child centers to provide children with an enjoyable and safe experience.
Additional Programs. All of our large format centers offer a variety of additional programs for children, which may include birthday parties, school break camps, parent’s night out, sports and fitness classes and swimming lessons. For adults, we offer a variety of sports leagues.
Memberships
We define a membership as one individual, couple or family. For example, a family of three people would be considered one membership. As of December 31, 2011, we had 676,054 memberships and 1,292,587 members, an average of 1.9 members per membership. Our current model centers average approximately 2.1 members per membership, as a result of a higher family concentration for those centers.
We offer a variety of convenient month-to-month membership with no long-term contracts. Our members typically pay a one-time joining fee, which includes an initiation fee and an administrative fee, and receive an initial 14-day money back guarantee. In this document, we refer to the total cost to join as an enrollment fee.
Primary Membership Plans. We have five primary membership levels, which are Bronze, Gold, Platinum, Onyx and Diamond. Within most membership levels, a member may purchase access to only one club or, with an elite membership, access to all clubs at that membership level and below. Depending on the center classification, a member is required to have a minimum membership level. Decisions of center designation are made on a center-by-center basis and are dependent on the market presence, demographic nature, population density, initial investment in the center and available services and amenities.
All memberships, regardless of level, typically include 24-hour access, locker and towel service, group fitness classes (such as core, cycle and yoga), various educational programs, and Member Advantage (a program designed to give our members discounts at 450 select local and national partner businesses). Members may also take advantage of equipment orientations and participate in a fitness assessment which consists of fitness testing, review of exercise history, body fat measurement and goal setting.
If members upgrade their membership plan, they would typically receive enhanced benefits depending on plan level. These benefits may include access to a greater number of centers nationwide, more guest privileges, higher-end amenities and additional programs and services.
The following table compares our different membership plans, as of December 31, 2011:

	Bronze	Gold	Platinum	Onyx	Diamond
		Fitness,	Outstanding	Exceptional	Premium
	Value and	fun and	club	service	benefits, value
	affordability	relaxation	amenities	and luxury	and privileges
Number of centers	20	49	15	9	8
Joining fee	$0-150	$0-150	$0-150	$0-150	$0-225
Individual dues	$40-60	$60-70	$70-80	$90-100	$120-130
Family dues	$100-140	$130-150	$150-160	$200-240	$250-260
Center access	All Bronze centers (20)	All Bronze and Gold centers (69)	All Bronze, Gold and Platinum centers (84)	All Bronze, Gold, Platinum and Onyx centers (93)	All Life Time Fitness centers, including Life Time Athletic centers (101)

Junior and Other Membership Plans. Children under the age of 12 qualify for a junior membership, with dues of $5 to $10 per month, depending on the center. The junior membership provides access to the child care center, pools and gyms at designated times. We do not count junior memberships as reported memberships since they are already part of the family membership. We also have occasionally offered other memberships plans aimed to attract niche members.
Other Subscription Plan. We offer a Flex membership for members who choose to “freeze” rather than terminate their membership with us. Flex memberships are $10 to $20 per month, whether an individual, couple or a family. Flex members continue to have online access to myLT.com, which includes Member Advantage and interest-area content, a subscription to Experience Life® magazine and the ability to resume an access membership without paying joining fees. We do not count these Flex memberships in our membership count since they do not have access to our centers. We do not count these Flex memberships as terminations in our attrition calculation since they remain connected to Life Time Fitness and continue to receive other benefits associated with a Life Time Fitness membership. We experienced significant growth in this membership type in 2011, which we believe was due to our members’ desire to maintain a relationship with Life Time Fitness notwithstanding economic challenges. As of December 31, 2010, we had 70,302 Flex memberships. In 2011, we added more than 20,000 Flex memberships for a total of 92,806 as of December 31, 2011.
Usage
Our centers are generally open 24 hours a day, seven days a week. We typically experience the highest level of member activity at a center during the 5:00 a.m. to 11:00 a.m. and 4:00 p.m. to 8:00 p.m. time periods on weekdays and during the 8:00 a.m. to 5:00 p.m. time period on weekends. Our centers are appropriately staffed during peak and non-peak hours to provide each member with a positive experience. We have introduced a number of initiatives focused on getting our members more involved and connected with the goal of higher membership usage and increased member satisfaction. The following table reports our usage statistics:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Total number of visits (in millions)	63.8	60.1	57.7	50.4	42.1
Average number of visits per month, per center	58,456	57,407	57,792	56,300	54,647
Average visits per year, per membership	99	98	98	94	88
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
After we identify a potential site, we develop a business plan for a center on that site. This requires analysis from certain functional areas of management and approval from the finance committee of our board of directors. We believe that our disciplined, structured process reduces the potential for developing a site that the market cannot support.
Design and Construction. Our wholly owned subsidiary, FCA Construction, provides us with construction management, architecture and design services and millwork fabrication. With approximately 85 employees, FCA Construction is dedicated solely to the design and construction of each new center and the remodel of existing and acquired centers.
Our architecture division has developed a series of prototypical plans and specifications that can be easily adapted to each new site. Project architects along with our construction management teams monitor quality and oversee the construction progress of each new center.

Our construction division provides construction management teams, including on-site supervision, for each new site and remodel, as well as administrative services, such as permitting, purchasing, project accounting and safety administration. The construction management teams qualify subcontractors, bid each component of our projects to ensure cost-effective pricing, and monitor cost progress for the duration of the project. By using similar materials at each center, we not only maintain a consistent look and feel, but we are also able to maximize buying power and leverage economies of scale in purchasing.
Through FCA Construction, we are able to maximize flexibility in the design process, retain control over the cost and timing of the construction process and realize potential cost savings on each project. Nearly all of FCA Construction’s costs are capitalized as a part of the overall initial investment in the new center or the remodel. Any remaining unallocated costs are recognized as an expense in the period incurred. Because FCA Construction performs services solely for us, we do not recognize any revenue or profit related to FCA Construction's operations.
Marketing and Sales
Overview of Marketing. Our in-house centralized marketing and creative design agency is responsible for promoting and differentiating the Life Time Healthy Way of Life brand so as to connect and engage existing and new customers to our centers, products and services. Our marketing and creative design initiatives focus on our comprehensive, lifestyle-oriented approach of helping people set and achieve their health and fitness goals by participating in activities that interest them - and helping them to identify new areas of passion - both inside and outside of our healthy way of life destinations. In turn, these efforts further engage existing members in our corporate business areas and generate new consumer leads for our membership sales force. Our in-house marketing and creative design agency integrates four key areas, including member acquisition and retention, media planning and analysis, creative development and production, and web, digital and social development that personalizes the Life Time brand for each member and prospective member. By delivering centralized marketing and creative design services to our centers and corporate businesses, we bring proven, experienced and innovative strategic planning, creative design, member experience and production to our existing and new markets in an efficient and effective manner. New membership, loyalty and corporate business results are tracked to gauge the effectiveness of marketing initiatives, which are adjusted, as necessary, to address changing center and corporate business needs.
Overview of Sales. We have motivated, trained and certified, commissioned member engagement advisors (sales team) in each center that are responsible for member acquisition and retention. Our member engagement advisors are responsible for prospecting potential members, setting up personalized visits and tours of our centers, and highlighting relevant programs, services and amenities that align with expressed member interests and goals. The member engagement advisors inspire action on the part of prospective members to get started on their healthy way of life and ensure they are connected to our programs and our certified experts. The member engagement advisors also serve as a primary relationship manager for new members through consistent engagement and timely follow up. During the pre-opening and grand opening phases described below, we have up to 12 member engagement managers on staff at a center. As the center matures, we reduce the number of member engagement advisors on staff to between six and eight.
 Pre-Opening Phase. We generally begin selling memberships up to five months prior to a center's scheduled opening. We market to prospective members during this period primarily through a portfolio of broad-reach and targeted consumer and business-to-business media as well as referral promotions. To further attract new members during this period, we occasionally offer lower pre-opening joining fees.
 Grand Opening Phase. We deploy a marketing program during the first month of a center's operation that builds on our pre-opening efforts. The advertising campaign culminates with households in a strategically designated trade area - based on local access considerations, housing density and travel patterns - receiving targeted advertising. Simultaneously, prospective members receive special invitations to grand opening activities and educational seminars designed to assist them in their orientation to the center.
 Membership Growth Phase. After the grand opening phase, marketing activities and costs should decrease as drive-by visibility and word-of-mouth marketing become more influential. The goal of each center is to achieve consistent membership growth until targeted capacity is reached. Once the center has reached its targeted capacity, marketing efforts are directed at keeping membership levels stable and at growing other in-center services to existing members. Marketing plans for each center are formulated on an annual basis and reviewed monthly by marketing and center-level sales personnel. At monthly intervals, a comprehensive situation analysis is performed to ensure sales and retention objectives are meeting the goals of the center's business plan.
Ongoing Member Retention Phase. When a new member joins, we initiate a connectivity and engagement process aimed at helping them to achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of passion. We are in the position to help them achieve this by providing the best places, people and programs of exceptional quality and value. We have created dozens of specific interest areas, along with connectivity programs, including, but not limited to, our dedicated member website, myLT.com; our periodic offerings of various physical and social events entitled myEvents; access to 450 national and local Member Advantage discounts, a program designed to provide our members with discounts at select local and national partner businesses; and access to myLTBuck$, a member loyalty or rewards program.
Leveraging the LIFE TIME FITNESS® Brand
We continue to build our brand nationally via our centers, and by delivering products and services in the areas of exercise, education and nutrition at a high quality and value. We are further strengthening the LIFE TIME FITNESS® brand by broadening our portfolio of centers, expanding the circulation of our Experience Life® magazine, and strengthening our athletic events and nutritional products.
Centers. As of February 28, 2012, we operated 102 centers in 26 major markets under the LIFE TIME FITNESS® and LIFE TIME ATHLETICSM brands.
Education. Our educational initiatives include in-center classes and seminars; a vast array of online content (at lifetimefitness.com, experiencelife.com, revolutionaryact.com, myLT.com, myhealthcheckonline.com and lifetimeendurance.com), including articles, videos, blogs, e-newsletters; social media offerings; and our award-winning print magazine, Experience Life®, which is distributed to more than 550,000 of our members. The publication, with a total circulation of approximately 650,000 copies, is also available to a general consumer audience by subscription and on newsstands nationwide. Published 10 times a year, Experience Life® offers an average of 92 full-color pages of forward-thinking health and fitness wisdom, including articles on nutrition and healthy eating, health and wellness, exercise and active adventure, stress-management, personal development and many other quality-of-life topics. In addition, each issue includes about 34 pages of national advertising. The magazine is also available in a digital edition, and launched its first iPhone/iPad app, “101 Revolutionary Ways to Be Healthy,” in 2011. In continuous publication since 2001, Experience Life® is considered by many health experts to be one of the country's leading health and fitness titles, and has earned dozens of national and regional awards, including two gold Folio awards and numerous top prizes from the Minnesota Magazine and Publishing Association.
Athletic Events. We produce athletic events for members and non-members, both inside and outside our centers. The primary focus has been on endurance activities, including running, cycling and triathlon. In 2011, we produced 140 events, which served approximately 80,000 participants. Our events range from entry level to elite endurance events and draw from local, regional, national and international markets. Our larger events include the Life Time Fitness Minneapolis Triathlon, the Life Time Fitness Chicago Triathlon and the iconic Leadville Trail 100 Mountain Bike “Race Across the Sky.” In addition, we own and m anage the Life Time Triathlon Series, which connects seven of the most prominent international distance triathlon events in the United States. Events produced during the year are primarily in markets in which we operate centers, and include themed runs such as the Torchlight 5K Run and Turkey Day 5K in Minneapolis, the Trick or Treat Trot and Rudolph Ramble in Chicago and the Run Wild 5K Fun Run & Walk in several markets. We also produce Indoor Triathlons in many of our centers, which are geared towards introducing members to the sport of triathlon.
Nutritional Products. We offer a line of nutritional products, including Men's and Women's Performance Multivitamins, Omega-3 Fish Oil, Joint Maintenance Formulation, LeanSource Soft Gels, Whey Protein Isolate, and FastFuel Complete, our meal replacement product. We believe our products deliver high quality, value and performance when it comes to helping our members achieve their health and fitness goals. Our products use high quality ingredients and are available in our LifeCafes and through our website, lifetimefitness.com. Our current nutritional product line focuses on four areas, which are daily health, weight management, energy and athletic performance. We use experienced and professional third parties to manufacture our nutritional products.
Our Employees
Our current model centers are staffed with an average of 250 full-time and part-time employees. Approximately 11 center employees are in management positions, typically including a general manager, member services department head, operations department head and sales department head to ensure a well-managed facility and motivated work force.
All center employees are required to participate in a training program that is specifically designed to promote a friendly and inviting environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is required before they are permitted to advance to other positions within our company. Additionally, our personal trainers, registered dietitians, massage therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications.
As of December 31, 2011, we had approximately 20,000 employees, including approximately 13,000 part-time employees and approximately 800 employees at our corporate office. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. In general, we believe relations with our employees are good.
Information Systems
In addition to our standard operating and administrative systems, we use an integrated and flexible member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We have designed and developed our proprietary system to allow us to easily collect and process information. Our system enables us to, among other things, enroll new members with an electronic membership agreement, capture digital pictures of members for identification purposes and capture and maintain specific member information, including usage. The system allows us to streamline the collection of membership dues electronically, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable. We have a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.
Competition
Due to the innovative nature of our comprehensive centers, programming, product and service offerings and events, we believe that we are well positioned in the health and fitness industry. However, this industry is highly competitive and our competition may have greater name recognition than we have or greater economies of scale. We consider the following groups to be the primary industry participants in the health and fitness industry:

•	health club operators, including 24 Hour Fitness Worldwide, Inc., Equinox Holdings, Inc., LA Fitness International, LLC, Town Sports International, Inc. and Gold's Gym;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafés and businesses offering similar ancillary services;

•	exercise and small fitness clubs and studios, including Anytime Fitness, Curves International and Snap Fitness;

•	racquet, tennis and other athletic clubs;

•	amenity and condominium clubs;

•	country clubs;

•	online personal training and fitness coaching;

•	the home-use fitness equipment industry;

•	athletic event operators; and

•	other providers of healthy way of life orientated services.
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
Government Regulation
Our operations and business practices are subject to regulation at federal, state and local levels, including consumer protection regulation related to our advertising, marketing, and sales efforts; health and safety regulation and licensing requirements related to our café, spa, aquatics, child care and ancillary health and fitness-related products and services; and regulation related to the collection, use and security of personal information about our members, guests and purchasers.
With respect to the health and fitness industry specifically, state statutes regulate the sale and terms of our membership contracts. State statutes often require that we:

•	include certain terms in our membership contracts, including the right to cancel a membership, in most cases, within three to ten days after joining, and receive a refund of joining fees paid;

•	escrow funds received from pre-opening sales or post a bond or proof of financial responsibility; and

•	adhere to price or financing limitations.
Trademarks and Trade Names
We own several trademarks and service marks registered with the U.S. Patent and Trademark Office, including LIFE TIME FITNESS®, EXPERIENCE LIFE®, LIFE TIME FITNESS TRIATHLON SERIES® and T.E.A.M. TRAINING EDUCATION ACCOUNTABILITY MOTIVATION®. We have also registered our logo and our LIFE TIME FITNESS Triathlon logo. We also registered the “LIFE TIME FITNESS” mark in certain foreign countries.
We believe our trademarks and trade names have become important components in our marketing and branding strategies. We believe that we have all licenses necessary to conduct our business. In particular, we license the mark “LIFE TIME” in connection with our nutritional products so that we can market and distribute them under the LIFE TIME FITNESS® brand.
Available Information
Our corporate website is lifetimefitness.com. We make available through our website, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Item 1A. Risk Factors.
We may be unable to attract and retain members, which could have a negative effect on our business.
The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not materially decline, especially at those centers in operation for an extended period of time. All of our members can cancel their membership at any time upon providing advance notice. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain our membership levels and sales from in-center services. There are numerous factors that could lead to a decline in membership levels or sales of in-center services in mature centers or that could prevent us from increasing membership and in-center service revenue at newer centers where membership is generally not yet at a targeted capacity. These factors include changing desires and behaviors of consumers, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in our trade areas, advances in medical care that lead to less interest in health and fitness activities, and a decline in the public’s interest in health and fitness as well as social fears such as terror or health threats which could reduce the desire to be in a concentrated public venue. In order to increase membership levels, we may from time to time offer lower membership rates and enrollment fees. Any decrease in our average dues, reduction in enrollment fees or higher membership acquisition costs may adversely impact our operating margins.
We rely heavily on our revolving credit facility and our ability to access additional capital. If we are not able to access our credit facility, obtain additional capital or refinance existing debt, our ability to operate our business and pursue our growth strategy may be impaired.
As of December 31, 2011, we had total consolidated indebtedness of $686.3 million, of which $267.9 million was floating rate debt, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers, and obligations under capital leases.
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

•	We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; and

•	Our debt level may make us more vulnerable and less flexible than our competitors to a downturn in our business or the economy in general.
In addition to the amount of indebtedness outstanding as of December 31, 2011, we had access to an additional $220.1 million under our credit facilities. We also have the ability to incur new debt, subject to limitations under our existing credit facilities and in our debt financing agreements. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify, and we may have to change our growth strategies as a consequence.

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
If we fail to comply with any of the covenants in our financing documents, we may not be able to access our existing credit facilities, we may face an accelerated obligation to repay our indebtedness.
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
We may be unable to successfully acquire suitable businesses or, if we do acquire them, the acquisition may disrupt our business or we may be unable to successfully integrate the business into our own, all of which may have a material adverse effect on our performance.
In order to remain competitive and to expand our business, we have acquired, and expect to continue to acquire, complementary businesses and centers.  In the future, we may not be able to find suitable acquisition candidates.  If we do find suitable candidates, we may not be able to acquire the businesses on favorable terms or at all. We may also have to incur debt or issue equity securities to pay for any acquisition, which could adversely affect our financial results or dilute our shareholders.
In addition, if we do acquire other businesses, integrating the business into our own may place significant demands on our administrative, operational, financial and other resources and may require significant management time, which may disrupt our other businesses.  Our ability to acquire and integrate larger or more significant companies is unproven.  In addition, we cannot provide any assurances that we will be able to successfully integrate any acquired, or to be acquired, business into our own business or achieve any goals relating to the acquisition.
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
We compete with other health and fitness centers, physical fitness and recreational facilities established by local non-profit organizations, governments, hospitals, and businesses, local salons, cafés and businesses offering similar ancillary services, and to a lesser extent, amenity and condominium clubs and similar non-profit organizations, exercise studios, racquet, tennis and other athletic clubs, country clubs, online personal training and fitness coaching and the home fitness equipment industry. We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. Competitors, which may have greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Furthermore, due to the increased number of low cost health club and fitness center alternatives, we may face increased competition during periods when discretionary spending declines or unemployment remains high. This competition may limit our ability to increase membership fees, retain members, attract new members and retain qualified personnel.
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
At February 28, 2012, we operated multiple centers in several metropolitan areas, including 24 in the Minneapolis/St. Paul market, nine in the Chicago market, eight in the Dallas market, six in the Detroit and Houston markets and five in the Atlanta and Phoenix markets, with future planned expansion in current and new markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
If we are unable to identify and acquire suitable sites for new sports and athletic, professional fitness, family recreation and spa destinations, our revenue growth rate and profits may be negatively impacted.
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
If our chairman, president and chief executive officer leaves our company for any reason, it could have a material adverse effect on us.
Our growth and development to date have been driven by the services of Bahram Akradi, our Chairman of the Board of Directors, President, Chief Executive Officer and founder. We do not have any employment or non-competition agreement with Mr. Akradi. As a result, Mr. Akradi may be able to exert disproportionate influence over us because of the significant consequence of his departure.
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
We currently operate centers in 21 states. We plan to open three new large format centers in 2012, one of which is in an existing market. With respect to existing markets, opening new centers in existing markets may attract some memberships away from other of our centers in those markets, thereby diminishing their revenues and lead to asset impairment. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
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
Use of our centers and participation in off-premises activities and events poses potential health or safety risks to members or guests through exertion and use of our equipment, swimming pools, rock climbing walls, waterslides, endurance events and other facilities and services. Claims may be asserted against us for injury or death suffered by someone using our facilities, services, activities and events. In addition, the child center services we offer at our centers expose us to claims related to child care. Lastly, we also face liability in connection with our construction and remodel of our centers.
We are subject to extensive government regulation, and changes in these regulations could have a negative effect on our financial condition and results of operations.
Our operations are subject to various federal and state laws and regulations, including but not limited to the following:

•	federal and state consumer protection laws related to the advertising, marketing and sale of our products and services;

•	state statutes that regulate the sale and terms of our membership contracts;

•	state and local health or safety regulations related to various center operations, such as LifeCafe, LifeSpa or Aquatics;

•	federal and state regulation of ancillary health and fitness-related products and services;

•	state licensing or other regulation of our service providers, such as cosmetologists, massage therapists and registered dietitians; and

•	federal and state laws and regulations governing privacy and security of information.
Any changes in such laws or regulations could have a material adverse effect on our financial condition and results of operations.
We could be subject to claims related to our ancillary health and fitness-related offerings, and the value of our brand may suffer.
We offer directly or through third parties a variety of ancillary health and fitness-related products and services, such as nutritional products, blood screenings and other fitness assessments, chiropractic services, and medi-spa services. These products and services are, or may be subject to, legal and regulatory requirements. We cannot assure you that there will be no claims against us regarding the ingredients in, manufacture of or results of using our nutritional products, or any claims against us regarding our provision of other health and fitness-related services or our relationships with third parties. Furthermore, we cannot assure you that any rights we have under indemnification provisions and/or insurance policies will be sufficient to cover any losses that might result from such claims. Any publicity surrounding such claims may negatively impact the value of our brand.
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
As of February 28, 2012, we operated 102 centers in 21 states, of which we leased 30 sites, were parties to long-term ground leases for seven sites, owned 64 sites and were a member of a joint-venture that owned one site. We expect to open three large format centers in 2012 on sites we own or lease in various markets, all of which are currently under construction. In addition, in January 2012, we acquired Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Tennis Atlanta. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2012 through 2049. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below con

t

ains information about our open centers:

Location	Center Format (1)	Square Feet (2)	Date Opened (3)
102 Life Time Tennis Atlanta	Other	22,703	Jan-2012
101 Fishers (Indianapolis), IN (4)	Other	32,000	Dec-2011
100 Matthews (Charlotte), NC (4)	Other	36,594	Dec-2011
99 University (Charlotte), NC (4)	Other	35,230	Dec-2011
98 Henderson (Columbus), OH (4)	Other	35,055	Dec-2011
97 Pickerington (Columbus), OH (4)	Other	27,000	Dec-2011
96 North Meridian (Indianapolis), IN (4)	Other	44,000	Dec-2011
95 Apex (Raleigh), NC (4)	Other	35,244	Dec-2011
94 Plantation Point (Raleigh), NC (4)	Other	32,000	Dec-2011
93 Six Forks (Raleigh), NC (4)	Other	45,306	Dec-2011
92 Summerlin (Las Vegas), NV	Large/Current	143,286	May-2011
91 Colorado Springs, CO	Large/Current	112,110	May-2011
90 Syosset (Long Island), NY	Large/Current	112,110	Jan-2011
89 Centennial (Denver), CO	Large/Current	129,182	Dec-2010
88 Uptown (Mpls./St. Paul), MN	Other	12,490	Aug-2010
87 Kingwood (Houston), TX	Other	50,085	May-2010
86 Lenexa (Kansas City), KS	Large/Current	112,110	Mar-2010
85 Pima Crossing (Phoenix), AZ	Other	20,620	Feb-2010
84 Beachwood (Cleveland), OH	Large/Current	112,110	Jan-2010
83 Collierville (Memphis), TN	Large/Current	112,110	Jun-2009
82 Lake Houston (Houston), TX	Large/Current	112,110	Feb-2009
81 Berkeley Heights (New York), NJ	Large/Current	112,110	Feb-2009
80 Westminster (Denver), CO	Large/Current	112,110	Nov-2008
79 Florham Park (New York), NJ	Large/Current	109,995	Nov-2008
78 Loudoun County (D.C./Baltimore), VA	Large/Current	112,110	Oct-2008
77 Mansfield (Dallas), TX	Large/Current	129,155	Oct-2008
76 Vernon Hills (Chicago), IL	Large/Current	140,495	Sep-2008
75 CityCentre (Houston), TX	Large/Current	140,495	Sep-2008
74 Rockville (D.C./Baltimore), MD	Large	66,700	Sep-2008
73 Mountain Brook (Atlanta), GA	Large/Current	112,110	Jun-2008
72 West County (St. Louis), MO	Large/Current	112,110	Jun-2008
71 Johns Creek (Atlanta), GA	Large/Current	112,110	May-2008
70 Parker (Denver), CO	Large/Current	129,155	Jan-2008

Location	Center Format (1)	Square Feet (2)	Date Opened (3)
69 San Antonio at the Rim (San Antonio), TX	Large/Current	112,110	Dec-2007
68 Sugarloaf (Atlanta), GA	Large/Current	112,110	Nov-2007
67 Austin South (Austin), TX	Large/Current	109,045	Oct-2007
66 Premier Place (Dallas), TX	Large	62,000	Sep-2007
65 White Bear Lake (Mpls./St. Paul), MN	Large	58,782	Sep-2007
64 Deerfield Township (Cincinnati), OH	Large/Current	127,040	Jul-2007
63 Omaha, NE	Large/Current	115,030	Jun-2007
62 Lakeville (Mpls./St. Paul), MN	Large/Current	115,030	Jun-2007
61 Cary (Raleigh), NC	Large/Current	109,995	May-2007
60 Dublin (Columbus), OH	Large/Current	109,045	Apr-2007
59 Scottsdale (Phoenix), AZ	Large/Current	109,775	Dec-2006
58 Alpharetta (Atlanta), GA	Large/Current	109,720	Dec-2006
57 Goodyear - Palm Valley (Phoenix), AZ	Large/Current	109,775	Oct-2006
56 Overland Park (Kansas City), KS	Large/Current	110,080	Oct-2006
55 South Valley (Salt Lake City), UT	Large/Current	108,925	Aug-2006
54 Boca Raton (Miami/Ft. Lauderdale), FL	Large	73,688	Jul-2006
53 Bloomington South (Mpls./St. Paul), MN	Large	95,314	Jul-2006
52 Eden Prairie (Mpls./St. Paul), MN	Large	89,011	Jul-2006
51 St. Louis Park (Mpls./St. Paul), MN	Large	189,496	Jul-2006
50 Crosstown (Mpls./St. Paul), MN	Large	145,896	Jul-2006
49 Target Center (Mpls./St. Paul), MN	Large	170,925	Jul-2006
48 Fridley (Mpls./St. Paul), MN	Large	162,048	Jul-2006
47 Allen-McKinney (Dallas), TX	Large/Current	125,475	May-2006
46 Columbia (D.C./Baltimore), MD	Large/Current	110,563	Feb-2006
45 Minnetonka (Mpls./St. Paul), MN	Other	41,000	Jan-2006
44 Maple Grove (Mpls./St. Paul), MN	Large	72,500	Dec-2005
43 San Antonio, TX	Large/Current	110,563	Dec-2005
42 Romeoville (Chicago), IL	Large/Current	110,563	Sep-2005
41 Austin North (Austin), TX	Large/Current	110,563	Sep-2005
40 Chanhassen (Mpls./St. Paul), MN	Large/Current	110,563	Jul-2005
39 Cinco Ranch (Houston), TX	Large/Current	108,890	Jun-2005
38 Commerce Township (Detroit), MI	Large/Current	108,890	Mar-2005
37 Colleyville (Dallas), TX	Large/Current	108,890	Nov-2004
36 North Dallas (Dallas), TX	Large	68,982	Nov-2004
35 Flower Mound (Dallas), TX	Large/Current	108,890	Oct-2004
34 Sugar Land (Houston), TX	Large/Current	108,890	Oct-2004
33 Garland (Dallas), TX	Large/Current	108,890	Jul-2004
32 Champions (Houston), TX	Large/Current	108,890	Jun-2004
31 Plano (Dallas), TX	Large/Current	108,890	Nov-2003
30 New Hope (Mpls./St. Paul), MN	Other	44,156	Oct-2003
29 Gilbert (Phoenix), AZ	Large/Current	108,890	Oct-2003
28 Tempe (Phoenix), AZ	Large/Current	108,890	Apr-2003
27 Rochester Hills (Detroit), MI	Large/Current	108,890	Nov-2002
26 Canton Township (Detroit), MI	Large/Current	105,010	Sep-2002
25 Old Orchard (Chicago), IL	Large/Current	108,890	Aug-2002
24 Savage (Mpls./St. Paul), MN	Large	80,583	Jun-2002
23 Burr Ridge (Chicago), IL	Large/Current	105,562	Feb-2002
22 Champlin (Mpls./St. Paul), MN	Large	61,948	Oct-2001

Location	Center Format (1)	Square Feet (2)	Date Opened (3)
21 Fairfax (D.C./Baltimore), VA	Large	67,467	Oct-2001
20 Orland Park (Chicago), IL	Large/Current	108,890	Aug-2001
19 Algonquin (Chicago), IL	Large/Current	108,890	Apr-2001
18 Bloomingdale (Chicago), IL (5)	Large/Current	108,890	Feb-2001
17 Warrenville (Chicago), IL	Large/Current	114,933	Jan-2001
16 Schaumburg (Chicago), IL	Large/Current	108,890	Oct-2000
15 Minneapolis, MN (6)	Other	58,705	Sep-2000
14 Shelby Township (Detroit), MI	Large	101,680	Mar-2000
13 Centreville (D.C./Baltimore), VA	Large	90,956	Jan-2000
12 Novi (Detroit), MI	Large	90,956	Oct-1999
11 Indianapolis, IN	Large	90,956	Aug-1999
10 Columbus, OH	Large	98,047	Jul-1999
9 Apple Valley(Mpls./St. Paul), MN	Other	10,375	Jun-1999
8 Troy (Detroit), MI	Large	93,579	Jan-1999
7 Plymouth (Mpls./St. Paul), MN	Large	109,558	Jun-1997
6 Bloomington North (Mpls./St. Paul), MN	Other	47,307	Nov-1996
5 Coon Rapids (Mpls./St. Paul), MN	Other	90,262	May-1996
4 Highland Park (Mpls./St. Paul), MN (7)	Other	39,678	Nov-1995
3 Roseville (Mpls./St. Paul), MN	Other	14,000	Sep-1995
2 Woodbury (Mpls./St. Paul), MN	Large	73,050	Sep-1995
1 Eagan (Mpls./St. Paul), MN	Large	64,415	Sep-1994

(1)
Generally, the main differences between our large format centers and those that are of the current model design are that our current model centers generally include an outdoor aquatics park, larger indoor aquatics area, larger gymnasium, up to three additional studios and enhanced LifeSpa and LifeCafe spaces. We believe that all of our large format centers serve as all-in-one sports and athletic, professional fitness, family recreation and spa destinations. The other center format includes smaller or specialty centers.

(2)
In a few of our centers, we sublease space to third parties who operate our pro shop or climbing wall or to hospitals or physical therapy providers. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts, outdoor swimming pools and outdoor play areas. These figures are approximations.

(3)	For acquired centers, date opened is the date we assumed operations of the center.

(4)	In December 2011, we acquired nine facilities from Lifestyle Family Fitness ("LFF") in Indiana, North Carolina and Ohio.

(5)	This center is a joint venture in which we have a one-third interest.

(6)	We operate a separate 13,842 square foot full-service restaurant in the same building. The square footage figure in the table does not include the restaurant space.

(7)	This center is located in a 109,346 square foot office building that we own.
In addition to the centers listed in the table above, we also operate five facilities which we classify as satellite locations. These include an owned 15,640 square foot tennis-only facility in Minnetonka, Minnesota, and four leased yoga centers in Detroit, Michigan.

Other Property Data:

	As of December 31,
	2011	2010	2009	2008	2007
	(Number of centers)
Center age
Open 1 to 12 months	12	6	3	11	10
Open 13 to 36 months	9	14	21	25	22
Open 37+ months (mature)	80	69	60	45	38
Total centers	101	89	84	81	70
Center format
Large format - current model	57	54	51	48	38
Large format - other	24	24	24	24	23
Other format	20	11	9	9	9
Total centers	101	89	84	81	70
Center ownership
Own	47	35	28	29	28
Own/ground lease	7	3	3	2	1
Own/mortgaged	17	20	23	20	18
Own/ground lease/mortgaged	—	3	3	3	3
Joint venture	1	1	1	1	1
Leased	29	27	26	26	19
Total centers	101	89	84	81	70

Item 3. Legal Proceedings.
We may be subject to litigation from time to time. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. Such matters are subject to many uncertainties, however, and the outcome of individual matters is not predictable with assurance.

Item 4. Mine Safety Disclosures.
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol LTM. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the NYSE.

	High	Low
Fiscal Year Ended December 31, 2010:
First Quarter (January 1, 2010 – March 31, 2010)	$30.13	$22.05
Second Quarter (April 1, 2010 – June 30, 2010)	$40.72	$28.17
Third Quarter (July 1, 2010 – September 30, 2010)	$40.63	$30.39
Fourth Quarter (October 1, 2010 – December 31, 2010)	$42.99	$35.22
Fiscal Year Ended December 31, 2011:
First Quarter (January 1, 2011 – March 31, 2011)	$44.25	$35.00
Second Quarter (April 1, 2011 – June 30, 2011)	$40.98	$33.15
Third Quarter (July 1, 2011 – September 30, 2011)	$44.18	$33.17
Fourth Quarter (October 1, 2011 – December 31, 2011)	$48.42	$34.78
Holders
As of February 16, 2012, the number of record holders of our common stock was approximately 392, consisting of 17 record holders with our transfer agent and approximately 375 employees granted restricted stock by the Company.
Performance Graph
The following graph compares the annual change in the cumulative total shareholder return on our common stock from December 31, 2006 through December 31, 2011 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2006 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.
Comparison of Total Return

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Life Time Fitness	$100	$102	$27	$51	$84	$96
NYSE Composite Index	100	107	63	79	87	82
Russell 2000 Index	100	97	63	79	99	94
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to invest all future earnings into the operation and expansion of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our revolving credit facility limits the amount of dividends we may pay without the consent of the lenders. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.
Issuer Purchases of Equity Securities in Fourth Quarter 2011

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
October 1 – 31, 2011	—	$—	—	314,670
November 1 – 30, 2011	—	$—	—	314,670
December 1 – 31, 2011	—	$—	—	314,670
Total	—	$—	—	314,670

(1)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan. From June 2006 through December 2011, we have repurchased 185,330 shares. In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through the open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60 million or at the close of business on August 17, 2013, whichever comes earlier. As of December 31, 2011, no shares have been repurchased under this program.

Equity Compensation Plan Information
Incorporated by reference hereunder is the information under “Equity Compensation Plan Information” in our Proxy Statement.

Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings per share.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$663,439	$603,231	$564,605	$508,927	$434,138
Enrollment fees	18,447	24,426	26,138	26,570	24,741
In-center revenue (1)	308,474	266,426	232,834	218,198	182,215
Total center revenue	990,360	894,083	823,577	753,695	641,094
Other revenue	23,314	18,761	13,424	15,926	14,692
Total revenue	1,013,674	912,844	837,001	769,621	655,786
Operating expenses
Center operations	614,949	561,070	506,443	454,645	377,235
Advertising and marketing	36,318	27,098	26,299	31,500	24,967
General and administrative	54,736	48,060	42,776	43,749	40,820
Other operating	35,562	23,544	21,852	19,426	16,340
Depreciation and amortization	98,843	92,313	90,770	72,947	59,014
Total operating expenses (2)	840,408	752,085	688,140	622,267	518,376
Income from operations	173,266	160,759	148,861	147,354	137,410
Interest expense, net	(20,138)	(27,795)	(30,338)	(29,552)	(25,443)
Equity in earnings of affiliate (3)	1,299	1,176	1,302	1,243	1,272
Income before income taxes	154,427	134,140	119,825	119,045	113,239
Provision for income taxes	61,810	53,448	47,441	47,224	45,220
Net income	$92,617	$80,692	$72,384	$71,821	$68,019
Basic earnings per common share	$2.29	$2.03	$1.84	$1.84	$1.81
Weighted average number of common shares outstanding — basic	40,358	39,809	39,297	39,002	37,518
Diluted earnings per common share	$2.26	$2.00	$1.82	$1.83	$1.78
Weighted average number of common shares outstanding — diluted (4)	40,930	40,385	39,870	39,342	38,127
Balance Sheet Data (end of period):
Cash and cash equivalents	$7,487	$12,227	$6,282	$10,829	$5,354
Working capital	(55,413)	(56,513)	(67,396)	(107,112)	(100,281)
Total assets	1,915,828	1,718,480	1,631,525	1,647,703	1,386,533
Long-term debt, net of current portion	679,449	605,279	643,630	702,569	555,037
Total debt	686,298	612,544	660,346	712,904	564,605
Total shareholders’ equity	957,473	840,578	737,431	652,901	572,557
Cash Flow Data:
Net cash provided by operating activities	$227,943	$192,265	$186,203	$183,066	$142,206
Net cash used in investing activities	(232,949)	(149,034)	(143,285)	(305,995)	(417,207)
Net cash provided by (used in) financing activities	266	(37,286)	(47,465)	128,404	273,475

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share, center and membership data)
Other Data:
Same center revenue – 13 month (5)	5.1%	5.0%	(3.1%)	2.8%	6.1%
Same center revenue – 37 month (5)	4.3%	2.3%	(7.5%)	(2.8%)	0.8%
Average revenue per membership (6)	$1,543	$1,475	$1,414	$1,427	$1,360
Average in-center revenue per membership (7)	$481	$440	$400	$414	$387
Annual attrition rate (8)	35.0%	36.3%	40.6%	42.3%	34.3%
EBITDA (9)	$273,408	$254,248	$240,933	$221,544	$197,696
EBITDAR (9)	$316,218	$296,729	$281,174	$248,919	$217,072
Capital expenditures (10)	$165,335	$131,671	$146,632	$463,337	$415,822
Free cash flows (11)	$62,608	$60,594	$39,571	$(280,271)	$(273,616)
Operating Data (end of period) (12):
Centers open	101	89	84	81	70
Memberships	676,054	612,556	578,937	567,110	499,092
Center square footage (13)	9,500,442	8,810,507	8,459,540	8,109,359	6,832,814
Employees	20,000	19,000	17,400	16,700	15,000
Margins:
Center operations	39.3%	38.5%	39.5%	40.9%	42.5%
EBITDA (14)	27.0%	27.9%	28.8%	28.8%	30.1%
EBITDAR (15)	31.2%	32.5%	33.6%	32.3%	33.1%
Operating income	17.1%	17.6%	17.8%	19.1%	21.0%
Net Income	9.1%	8.8%	8.6%	9.3%	10.4%
Stock Information:
Total common shares outstanding	42,428	41,925	41,410	39,613	39,138
Market price per share – high	$48.42	$42.99	$32.05	$50.28	$65.09
Market price per share – close	$46.75	$40.99	$24.93	$12.95	$49.68
Market price per share – low	$33.15	$22.05	$7.07	$8.03	$45.89
Price/earnings ratio at year-end – diluted	20.7	20.5	13.6	7.1	27.9
Market capitalization (16)	$1,983,509	$1,718,505	$1,032,351	$512,988	$1,944,376

(1)
In-center revenue includes revenue generated at our centers from fees for personal training, dietitians, group fitness training and other member activities, sales of products offered at our LifeCafe, sales of products and services offered at our LifeSpa, tennis and renting space in certain of our centers.

(2)
Total operating expenses in 2008 includes expenses totaling $5.0 million associated with plans to slow the development of new centers. These expenses include severance costs, lower-of-cost-or-market adjustments in connection with assets held for sale and write-offs associated with land development canceled in the fourth quarter of 2008.

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

Total operating expenses in 2011 includes $10.6 million associated with performance-based restricted stock compensation expense. In fourth quarter 2011, we determined that achieving the 2012 diluted earnings per share performance criteria required for vesting of the final 50% of the stock (representing approximately 450,000 shares of restricted stock) was now probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million (pretax) in the quarter, in addition to the $3.8 million (pretax) of share-based compensation expense we recognized in 2011 on the initial 50% of the grant. Of the $10.6 million amount, approximately $2.5 million is reflected in center operations expense and approximately $8.1 million is reflected in general and administrative expense.

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

(4)
The diluted weighted average number of common shares outstanding is the weighted average number of common shares plus the assumed weighted average exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. The shares issuable upon the exercise of stock options and the vesting of all restricted stock awards were dilutive.

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Weighted average number of common shares outstanding – basic	40,358	39,809	39,297	39,002	37,518
Effect of dilutive stock options	132	156	69	164	476
Effect of dilutive restricted stock awards	440	420	504	176	133
Weighted average number of common shares outstanding – diluted	40,930	40,385	39,870	39,342	38,127

(5)
Membership dues, enrollment fees and in-center revenue for a center are included in same center revenue growth – 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same center revenue growth – 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

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

(8)
Annual attrition rate (or trailing 12 month attrition rate) is calculated as follows: total terminations for the trailing 12 months (excluding frozen/Flex memberships) divided into the average beginning month membership balance for the trailing 12 months. The annual attrition rate for the years ended December 31, 2010 and 2011 includes a small positive impact due to a change in calculation methodology adopted April 1, 2010 in which we exclude potential memberships who elect to cancel during their 14-day trial as members.

(9)
EBITDA is a non-GAAP non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR adds rent expense to EBITDA. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Additional details related to EBITDA and EBITDAR are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net income	$92,617	$80,692	$72,384	$71,821	$68,019
Interest expense, net	20,138	27,795	30,338	29,552	25,443
Provision for income taxes	61,810	53,448	47,441	47,224	45,220
Depreciation and amortization	98,843	92,313	90,770	72,947	59,014
EBITDA	$273,408	$254,248	$240,933	$221,544	$197,696
Rent expense	42,810	42,481	40,241	27,375	19,376
EBITDAR	$316,218	$296,729	$281,174	$248,919	$217,072

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

(11)
Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment, excluding acquisitions. The funds depicted by free cash flow are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$227,943	$192,265	$186,203	$183,066	$142,206
Less: Purchases of property and equipment	165,335	131,671	146,632	463,337	415,822
Free cash flow	$62,608	$60,594	$39,571	$(280,271)	$(273,616)

(12)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of February 28, 2012, we operated 102 centers primarily in residential locations across 21 states under the LIFE TIME FITNESS® and LIFE TIME ATHLETICSM brands.
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
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the three new large format centers we plan to open in 2012, one will be in an existing market. In addition, in January 2012, we acquired Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Tennis Atlanta. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
During 2011, we began to see improved center operating margins, primarily due to price and membership mix, which have more than offset the growth of our in-center businesses which are lower-margin. In late 2011, we acquired six previously leased centers, which we expect will result in lower occupancy costs and improved center operating margins. This margin improvement is expected to more than offset lower margins we expect from our acquisition of the nine Lifestyle Family Fitness ("LFF") centers, which have higher occupancy costs as a result of lease expense.
In 2008 and 2009, we experienced increased member attrition and lower revenue per membership as well as higher membership acquisition costs compared to historical levels due to the challenging economic environment. Although attrition levels improved in 2010 and 2011, if the challenging economic conditions were to continue, we may face continued lower revenue and operating profit in affected centers and on a consolidated basis. Certain of our markets may be impacted more severely than others as a result of regional economic factors such as housing, competition or unemployment rates.
Our categories of new centers and existing centers do not include the center owned by Bloomingdale, LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and same center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships; percentage center membership to target capacity; center membership usage; center membership mix among individual, couple and family memberships; Flex memberships and center attrition rates. During 2009 and 2010, our annual attrition rate decreased from 42.3% to 36.3%. During 2011, our annual attrition rate decreased from 36.3% to 35.0%. Over the past three years we saw our attrition rate decrease due in part to increased programming focused on member engagement and center utilization.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (65.5% of total revenue for the year ended December 31, 2011, down from 66.1% for the year ended December 31, 2010) and enrollment fees (1.8% of total revenue for the year ended December 31, 2011, down from 2.7% for the year ended December 31, 2010) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (30.4% of total revenue for the year ended December 31, 2011, up from 29.1% for the year ended December 31, 2010), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•
Third, we have expanded the LIFE TIME FITNESS® brand into other wellness-related offerings that generate revenue, which we refer to as other revenue or corporate businesses (2.3% of total revenue for the year ended December 31, 2011, up from 2.1% for the year ended December 31, 2010), including our media, wellness and athletic events businesses. Our primary media offering is our magazine, Experience Life®. Other revenue also includes one stand-alone restaurant in the Minneapolis market and rental income from our Highland Park, Minnesota office building.

Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our corporate businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, one restaurant and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center businesses.
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
Revenue recognition. We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. We review the estimated average membership life on an annual basis, or more frequently if circumstances change. Changes in member behavior, competition, economic conditions and our performance may cause attrition levels to change, which could impact the estimated average membership life. Our attrition rate in 2009 improved slightly from a high of 42.7% at the end of first quarter to 40.6% at year-end, and our estimated average membership life was 30 months. During 2010, our annual attrition rate decreased from 40.6% to 36.3%. During the fourth quarter of 2010, we changed our estimated average membership life from 30 months to 33 months. During 2011, our annual attrition rate decreased from 36.3% to 35.0% and our estimated average membership life remained 33 months. If the estimated average membership life had been 36 months or 30 months for the entire year ended December 31, 2011, the impact of this change in accounting estimate on our income from continuing operations and net income would have been less than $0.1 million, and the change in accounting estimate would have had no impact on our basic and diluted earnings per common share. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the average membership life. The amount of direct expenses in excess of enrollment fees totaled $14.9 million, $14.9 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009 respectively. Monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
We provide services at each of our centers, including personal training, spa, café and other member services. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed. Other revenue, which includes revenue generated primarily from our media, athletic events and restaurant, is recognized when realized and earned. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. Restaurant revenue is recognized at the point of sale to the customer.

Share-based compensation. We maintain share-based incentive plans, which include nonvested share awards, stock options and an employee stock purchase plan. See Note 5, Share-Based Compensation to the Notes to Consolidated Financial Statements for a complete discussion of our share-based compensation plans.

We determine the fair value of our nonvested share awards at the date of grant using the closing market price of our stock. Performance-based restricted share awards require management to make assumptions regarding the likelihood of achieving performance goals.
In June 2009 and August 2010, the Compensation Committee approved the grant of 996,000 and 20,000 shares, respectively, of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. As of December 31, 2011, 907,000 of these shares were still outstanding. A specified EPS target was achieved for fiscal 2011 and 50% of the restricted shares vested. Since the grant was not fully vested after fiscal 2011, 50% of the shares will vest if a specified EPS target is achieved for fiscal 2012. In the event that we do not achieve the specified EPS target for fiscal 2012, the remaining restricted stock will be forfeited. The probability of reaching the targets is evaluated each reporting period. As of December 31, 2011 we determined that the second 50% vesting was probable. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $2.7 million (pretax) ratably in 2012. If we later determine that it is not probable that the minimum diluted EPS performance threshold for 2012 will be met, no further compensation cost will be recognized and any recognized compensation cost relating to the shares that have not vested will be reversed.

Our employee stock purchase plan (“ESPP”) provides for the sale of shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
A 10% change in our share-based compensation expense for the year ended December 31, 2011 would have affected net income by approximately $1.2 million in fiscal 2011.

Results of Operations
The following table sets forth our consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
REVENUE:
Membership dues	65.5%	66.1%	67.5%
Enrollment fees	1.8	2.7	3.1
In-center revenue	30.4	29.1	27.8
Total center revenue	97.7	97.9	98.4
Other revenue	2.3	2.1	1.6
Total revenue	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	60.7	61.5	60.5
Advertising and marketing	3.5	3.0	3.2
General and administrative	5.4	5.2	5.1
Other operating	3.5	2.6	2.6
Depreciation and amortization	9.8	10.1	10.8
Total operating expenses	82.9	82.4	82.2
Income from operations	17.1	17.6	17.8
OTHER INCOME (EXPENSE):
Interest expense, net	(2.0)	(3.0)	(3.7)
Equity in earnings of affiliate	0.1	0.1	0.2
Total other income (expense)	(1.9)	(2.9)	(3.5)
INCOME BEFORE INCOME TAXES	15.2	14.7	14.3
PROVISION FOR INCOME TAXES	6.1	5.9	5.7
NET INCOME	9.1%	8.8%	8.6%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Total revenue. Total revenue increased $100.9 million, or 11.0%, to $1,013.7 million for the year ended December 31, 2011 from $912.8 million for the year ended December 31, 2010.
Total center revenue grew $96.3 million, or 10.8%, to $990.4 million for the year ended December 31, 2011, from $894.1 million for the year ended December 31, 2010. Of the $96.3 million increase in total center revenue,

•
62.5% was from membership dues, which increased $60.2 million, or 10.0%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 10.4% to 676,054 at December 31, 2011 from 612,556 at December 31, 2010.

•
43.7% was from in-center revenue, which increased $42.0 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $440 for the year ended December 31, 2010 to $481 for the year ended December 31, 2011.

•
(6.2)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the fourth quarter of 2010 and all of 2011, the estimated average membership life was 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $6.0 million for the year ended December 31, 2011 to $18.4 million. The revenue recognized from enrollment fees was lower in 2011 as compared to 2010 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $4.6 million, or 24.3%, to $23.3 million for the year ended December 31, 2011, which was primarily due to growth in media and athletic event revenue, which increased $1.6 million and $2.2 million, respectively.
Center operations expenses. Center operations expenses totaled $614.9 million, or 62.1% of total center revenue (or 60.7% of total revenue), for the year ended December 31, 2011 compared to $561.1 million, or 62.8% of total center revenue (or 61.5% of total revenue), for the year ended December 31, 2010. This $53.8 million increase primarily consisted of an increase of $34.6 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $36.3 million, or 3.5% of total revenue, for the year ended December 31, 2011, compared to $27.1 million, or 3.0% of total revenue, for the year ended December 31, 2010. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $54.7 million, or 5.4% of total revenue, for the year ended December 31, 2011, compared to $48.1 million, or 5.2% of total revenue, for the year ended December 31, 2010. This increase of $6.7 million is primarily related to share-based compensation for the special 2009 performance restricted stock grant, in addition to corporate initiatives to support our continued growth. For the year ended December 31, 2011, share-based compensation expense related to the special 2009 performance restricted stock grant totaled $10.6 million, of which $8.1 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $35.6 million for the year ended December 31, 2011, compared to $23.5 million for the year ended December 31, 2010. This increase is primarily due to the growth in our athletic events and our myHealthCheck service offering and the associated infrastructure costs.
Depreciation and amortization. Depreciation and amortization was $98.8 million for the year ended December 31, 2011, compared to $92.3 million for the year ended December 31, 2010.
Interest expense, net. Interest expense, net of interest income, was $20.1 million for the year ended December 31, 2011, compared to $27.8 million for the year ended December 31, 2010. This $7.7 million decrease was primarily the result of lower average interest rates on outstanding debt.
Provision for income taxes. The provision for income taxes was $61.8 million for the year ended December 31, 2011, compared to $53.4 million for the year ended December 31, 2010. This $8.4 million increase was due to an increase in income before income taxes of $20.3 million and a higher effective income tax rate in 2011. The effective income tax rate for the year ended December 31, 2011 was 40.0% compared to 39.8% for the year ended December 31, 2010.
Net income. As a result of the factors described above, net income was $92.6 million, or 9.1% of total revenue, for the year ended December 31, 2011 compared to $80.7 million, or 8.8% of total revenue, for the year ended December 31, 2010.
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

•
(2.4)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the fourth quarter of 2010, the estimated average membership life was 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. For the second and third quarters of 2008, it was 33 months, and for the first quarter of 2008 and prior, it was 36 months. Enrollment fees decreased $1.7 million for the year ended December 31, 2010 to $24.4 million. Our average enrollment fee was lower in 2010 than in 2009 due primarily to increased promotional pricing activity to attract new memberships in the current economic environment.

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
Interest in an Unconsolidated Affiliated Entity
In 1999, we formed Bloomingdale LIFE TIME FITNESS, L.L.C. ("Bloomingdale LLC") with two unrelated organizations for the purpose of constructing, owning and operating a center in Bloomingdale, Illinois, which opened in February 2001. The terms of the relationship among the members are governed by an operating agreement, which expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. In December 1999, Bloomingdale LLC entered into a management agreement with us, pursuant to which we agreed to manage the day-to-day operations of the center, subject to the overall supervision by the Management Committee of Bloomingdale LLC, which is comprised of six members, two from each of the three members of the joint venture. We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of the joint venture require the approval of a majority of the members. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements. Additional details related to our interest in Bloomingdale LLC are provided in Note 3 to our consolidated financial statements.
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
We have provided reconciliations of EBITDA and EBITDAR to net income in the “Selected Financial Data” section.
Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment, excluding acquisitions. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow as a measure of cash generated after spending on property and equipment. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in the "Selected Financial Data" section.

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
We have provided reconciliations of free cash flow to cash flows from operations in the “Selected Financial Data” section.
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
In the second quarter of 2011, we retired mortgage debt scheduled to mature in July 2011. We also amended, enlarged and extended our revolving credit facility, previously scheduled to mature in May 2012, now scheduled to mature on June 30, 2016. We expect to use the proceeds from the amended revolving credit facility for general corporate purposes, future center expansion and to help fund other growth initiatives.
Our business model operates with negative working capital primarily for three reasons. First, we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft. Second, we defer enrollment fee revenue. Third, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the revolving credit facility.
Credit Rating. We have never had public debt. We have never requested or received a credit rating from Standard and Poor’s Rating Services or Moody’s Investor Service.

The following table summarizes our capital structure as of December 31, 2011 and 2010.

	December 31,
	2011	2010
Debt	(In thousands)
Long-term debt	$679,449	$605,279
Current maturities of long-term debt	6,849	7,265
Total debt	686,298	612,544
Shareholders’ Equity
Common stock	849	839
Additional paid-in capital	441,813	414,922
Retained earnings	517,404	424,787
Accumulated other comprehensive (loss) gain	(2,593)	30
Total shareholders’ equity	957,473	840,578
Total capitalization	$1,643,771	$1,453,122
Operating Activities
As of December 31, 2011, we had total cash and cash equivalents of $7.5 million. We also had $220.1 million available under the terms of our revolving credit facility as of December 31, 2011.
Net cash provided by operating activities was $227.9 million for 2011 compared to $192.3 million for 2010, driven primarily by an $11.9 million, or 14.8% improvement in net income and $11.5 million of cash provided by changes in operating assets and liabilities.
Net cash provided by operating activities was $192.3 million for 2010 compared to $186.2 million for 2009, driven primarily by an $8.3 million, or 11.5% improvement in net income.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $232.9 million for 2011 compared to $149.0 million for 2010. The increase of $83.9 million was primarily due to increased construction activity on new centers.
Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash purchases of property and equipment	$165,335	$131,671	$146,632
Non-cash property and equipment financed through capital lease obligations	—	—	31
Non-cash property purchases in construction accounts payable	(2,450)	14,327	(53,789)
Other changes to property and equipment	839	319	385
Total capital expenditures	$163,724	$146,317	$93,259

The following schedule reflects 2011 and 2010 capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
New center land and construction	$102,346	$111,942	$60,915
Maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures	61,378	34,375	32,344
Total capital expenditures	$163,724	$146,317	$93,259

At December 31, 2011 we had purchased the real property for one and entered into a ground lease for two of the three large format centers we plan to open in 2012. In addition, in January 2012, we acquired Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Tennis Atlanta.
In 2011, we spent approximately $70.3 million in acquisition related costs, including several athletic events related businesses and a yoga business in Michigan. In addition, in late 2011, we acquired six facilities which we had previously leased with borrowings from our credit facility plus the assumption of $72.1 million of long-term debt. Also, in late 2011, we acquired nine centers from Lifestyle Family Fitness ("LFF"); eight of the centers we leased and one we purchased.
We expect our capital expenditures to be approximately $200 to $250 million in 2012, of which we expect to incur approximately $140 to $175 million for new center construction and approximately $60 to $75 million for the remodel of acquired centers, updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Net cash provided by financing activities was $0.3 million for the year ended December 31, 2011 compared to $37.3 million used in financing activities for the year ended December 31, 2010. The change of $37.6 million was primarily due to the prepayment of mortgage notes payable, as discussed below.
During the year ended December 31, 2011, we had the following changes to our capital structure.
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
As of December 31, 2011, $432.0 million was outstanding on the U.S. Bank Facility at a weighted average interest rate of 2.6%. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2011 was 2.0% and $355.1 million , respectively. The maximum month-end balance during 2011 was $432.0 at December 31, 2011.

Interest Rate Swap
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. The contract has been designated a cash flow hedge against interest rate volatility. We currently apply this hedge to variable rate interest debt under the U.S. Bank Facility. Changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income. As of December 31, 2011, the $1.8 million net of tax, fair market value of the swap contract was recorded as accumulated other comprehensive loss in the shareholder equity section and the $3.0 million gross fair market value of the swap contract was included in long-term debt.
Commercial Mortgage-Backed Notes Financing
In connection with the purchase of six previously leased Life Time Fitness centers, on December 30, 2011, LTF Real Estate MN-FL, LLC, a wholly owned subsidiary, assumed a securitized commercial mortgage-backed loan dated December 1, 2006 in the original principal amount of $80.0 million from the landlord. The assumed amount of the loan was $72.1 million, which approximates fair value, and matures in December 2016. Interest on the loan is 5.75% per annum, with a constant monthly debt service payment of $0.5 million. The loan is secured by mortgages on the six properties purchased by the subsidiary and certain other tangible and intangible property of the subsidiary.
See footnote 4, “Long-Term Debt” to our consolidated financial statements for a description of all of our outstanding financing arrangements.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2011.
Our primary financial covenants as of December 31, 2011 were:

Covenant	Requirement	Actual as of December 31, 2011
Revolving credit facility (1):
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.83 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.51 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	2.79 to 1.00
Sale-leaseback (2):
Tangible Net Worth	Not less than $200.0 million	$888.8 million

(1)
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

Our primary financial covenants as of December 31, 2010 were:

Covenant	Requirement	Actual as of December 31, 2010
Revolving credit facility (1):
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.98 to 1.00
Senior Debt to Adjusted EBITDA	Not more than 3.25 to 1.00	1.63 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.60 to 1.00	2.71 to 1.00
Sale-leaseback (2):
Tangible Net Worth	Not less than $200.0 million	$787.9 million

(1)
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

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2011:

	Payments due by period
	Total	2012	2013	2014	2015	2016	After 2016
	(In thousands)
Long-term debt obligations, excluding capital lease obligations (1)	$669,681	$5,672	$11,991	$17,906	$9,647	$501,909	$122,556
Capital lease obligations	16,617	1,177	614	10,217	522	585	3,502
Interest (2)	111,980	24,328	24,211	23,233	21,448	15,243	3,517
Operating lease obligations	608,126	35,321	34,925	35,787	35,832	35,342	430,919
Purchase obligations (3)	70,993	53,216	10,658	2,986	1,340	1,368	1,425
Other obligations (4)	5,192	4,297	320	277	298	—	—
Total contractual obligations	$1,482,589	$124,011	$82,719	$90,406	$69,087	$554,447	$561,919

(1)	See footnote 4, “Long-Term Debt” to our consolidated financial statements for more information.

(2)	Interest expense obligations were calculated holding floating rate debt balances and interest rates constant at December 31, 2011 rates.

(3)
Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of the four large format centers under construction as of December 31, 2011, three of which we plan to open in 2012, as well as contracts for the purchase of land. All construction subcontracts contain clauses that allow us to terminate any project. Therefore, we have the ability to cancel any project and, in the event of such a cancellation, we will only be obligated to pay for work actually performed up to the date of cancellation.

(4)
Other obligations consists of deferred compensation obligations and payments owed in connection with certain acquisitions. In addition to the other long-term liabilities presented in the table above, approximately $0.9 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with applicable accounting guidance, and we are uncertain as to if or when such amounts may be settled.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2011, our net floating rate indebtedness was approximately $267.9 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2011, our interest costs would have increased by approximately $3.2 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2011, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2011.

Item 8.     Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,487	$12,227
Accounts receivable, net	6,156	5,806
Center operating supplies and inventories	21,600	17,281
Prepaid expenses and other current assets	22,905	13,318
Deferred membership origination costs	12,525	14,728
Deferred income taxes	9,850	3,628
Income tax receivable	5,022	9,916
Total current assets	85,545	76,904
PROPERTY AND EQUIPMENT, net	1,740,434	1,570,234
RESTRICTED CASH	1,088	2,572
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,131	7,251
GOODWILL	25,550	13,322
OTHER ASSETS	55,080	48,197
TOTAL ASSETS	$1,915,828	$1,718,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,849	$7,265
Accounts payable	22,035	18,913
Construction accounts payable	21,892	24,342
Accrued expenses	56,284	50,802
Deferred revenue	33,898	32,095
Total current liabilities	140,958	133,417
LONG-TERM DEBT, net of current portion	679,449	605,279
DEFERRED RENT LIABILITY	19,370	32,187
DEFERRED INCOME TAXES	100,582	89,839
DEFERRED REVENUE	8,203	7,279
OTHER LIABILITIES	9,793	9,901
Total liabilities	958,355	877,902
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 42,428,265 and 41,924,985 shares issued and outstanding, respectively	849	839
Additional paid-in capital	441,813	414,922
Retained earnings	517,404	424,787
Accumulated other comprehensive (loss) gain	(2,593)	30
Total shareholders’ equity	957,473	840,578
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,915,828	$1,718,480
See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
REVENUE:
Membership dues	$663,439	$603,231	$564,605
Enrollment fees	18,447	24,426	26,138
In-center revenue	308,474	266,426	232,834
Total center revenue	990,360	894,083	823,577
Other revenue	23,314	18,761	13,424
Total revenue	1,013,674	912,844	837,001
OPERATING EXPENSES:
Center operations	614,949	561,070	506,443
Advertising and marketing	36,318	27,098	26,299
General and administrative	54,736	48,060	42,776
Other operating	35,562	23,544	21,852
Depreciation and amortization	98,843	92,313	90,770
Total operating expenses	840,408	752,085	688,140
Income from operations	173,266	160,759	148,861
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $2, $43 and $399, respectively	(20,138)	(27,795)	(30,338)
Equity in earnings of affiliate	1,299	1,176	1,302
Total other income (expense)	(18,839)	(26,619)	(29,036)
INCOME BEFORE INCOME TAXES	154,427	134,140	119,825
PROVISION FOR INCOME TAXES	61,810	53,448	47,441
NET INCOME	$92,617	$80,692	$72,384
BASIC EARNINGS PER COMMON SHARE	$2.29	$2.03	$1.84
DILUTED EARNINGS PER COMMON SHARE	$2.26	$2.00	$1.82
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	40,358	39,809	39,297
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	40,930	40,385	39,870

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
	(In thousands, except share data)
Balance at December 31, 2008	39,612,775	$793	$385,095	($4,698)	$271,711	$652,901
Net income	—	—	—	—	72,384	72,384
Other comprehensive income (loss), net of tax:
Interest rate swap contract	—	—	—	2,084	—	2,084
Total comprehensive income						74,468
Common stock issued upon exercise of stock options	166,950	3	2,467	—	—	2,470
Grant of restricted stock, net of forfeitures	1,630,642	33	(33)	—	—	—
Compensation related to stock options and restricted stock grants	—	—	8,467	—	—	8,467
Tax benefit related to share-based payment arrangements	—	—	(875)	—	—	(875)
Balance at December 31, 2009	41,410,367	829	395,121	(2,614)	344,095	737,431
Net income	—	—	—	—	80,692	80,692
Other comprehensive income (loss), net of tax:
Interest rate swap contract	—	—	—	2,614	—	2,614
Foreign currency translation adjustment	—	—	—	30	—	30
Total comprehensive income						83,336
Common stock issued upon exercise of stock options	245,864	5	5,137	—	—	5,142
Grant of restricted stock, net of forfeitures	268,754	5	(5)	—	—	—
Compensation related to stock options and restricted stock grants	—	—	13,154	—	—	13,154
Tax benefit related to share-based payment arrangements	—	—	1,515	—	—	1,515
Balance at December 31, 2010	41,924,985	839	414,922	30	424,787	840,578
Net income	—	—	—	—	92,617	92,617
Other comprehensive income (loss), net of tax:
Interest rate swap contract	—	—	—	(1,788)	—	(1,788)
Foreign currency translation adjustment	—	—	—	(835)	—	(835)
Total comprehensive income						89,994
Common stock issued upon exercise of stock options	142,384	3	3,159	—	—	3,162
Grant of restricted stock, net of forfeitures	360,896	7	(7)	—	—	—
Compensation related to stock options and restricted stock grants	—	—	20,358	—	—	20,358
Tax benefit related to share-based payment arrangements	—	—	3,381	—	—	3,381
Balance at December 31, 2011	42,428,265	$849	$441,813	$(2,593)	$517,404	$957,473
See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,617	$80,692	$72,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,843	92,313	90,770
Deferred income taxes	5,557	6,162	23,270
Loss on disposal of property and equipment, net	1,779	2,001	1,229
Gain on sale of land held for sale	—	(527)	(1,132)
Amortization of deferred financing costs	2,269	2,706	2,544
Share-based compensation	19,767	12,835	8,082
Excess tax benefit related to share-based payment arrangements	(3,537)	(2,453)	(507)
Changes in operating assets and liabilities	10,277	(1,207)	(10,951)
Other	371	(257)	514
Net cash provided by operating activities	227,943	192,265	186,203
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(165,335)	(131,671)	(146,632)
Acquisitions, net of cash acquired	(70,264)	(16,659)	—
Proceeds from sale of property and equipment	794	851	8
Proceeds from sale of land held for sale	—	1,019	1,954
Proceeds from property insurance settlement	464	—	—
(Increase) decrease in other assets	(92)	(2,943)	390
Decrease in restricted cash	1,484	369	995
Net cash used in investing activities	(232,949)	(149,034)	(143,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	—	18,151
Repayments of long-term borrowings	(79,192)	(40,394)	(11,001)
Proceeds from (repayments of) revolving credit facility, net	77,800	(3,900)	(56,500)
Increase in deferred financing costs	(4,989)	(499)	(1,092)
Excess tax benefit related to share-based payment arrangements	3,537	2,453	507
Proceeds from stock option exercises	3,162	5,142	2,470
Proceeds from employee stock purchase plan	1,061	907	—
Stock purchased for employee stock purchase plan	(1,113)	(995)	—
Net cash provided by (used in) financing activities	266	(37,286)	(47,465)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,740)	5,945	(4,547)
CASH AND CASH EQUIVALENTS – Beginning of period	12,227	6,282	10,829
CASH AND CASH EQUIVALENTS – End of period	$7,487	$12,227	$6,282

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

1.	Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment, principally in residential locations of major metropolitan areas. As of December 31, 2011, we operated 101 centers, including 24 in Minnesota, 18 in Texas, nine in Illinois, six in Michigan, North Carolina and Ohio, five in Arizona, four in Colorado and Georgia, three in Indiana and Virginia, two in Kansas, Maryland and New Jersey and one each in Florida, Missouri, Nebraska, Nevada, New York, Tennessee and Utah.

2.	Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Life Time Fitness, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition — We generally receive a one-time enrollment fee (including an administrative fee) at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are nonrefundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. Our attrition rate in 2009 improved slightly from a high of 42.7% at the end of first quarter to 40.6% at year-end, and our estimated average membership life was 30 months. During 2010, our annual attrition rate decreased from 40.6% to 36.3%. During the fourth quarter of 2010, we changed our estimated average membership life from 30 months to 33 months. In 2011, our annual attrition rate decreased from 36.3% to 35.0%, and our estimated average membership life remained at 33 months.
If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life. The amount of direct expenses in excess of enrollment fees totaled $14.9 million, $14.9 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009 respectively. In addition, monthly membership dues paid in advance of a center’s opening are deferred until the center opens. We offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
We provide a wide range of services at each of our centers, including personal training, spa, café and other member offerings. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed. Other revenue includes revenue from our media, athletic events and restaurant. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and registration fees. Athletic event revenue is recognized upon the completion of the event. Restaurant revenue and spa and café products are recognized at the point of sale to the customer.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Pre-Opening Operations — We generally operate a preview center up to five months prior to the planned opening of a center during which time memberships are sold as construction of the center is being completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over the estimated average membership life, beginning when the center opens. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life. The related advertising, office, rent, labor and other expenses incurred during this period are expensed as incurred.
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
Accounts Receivable — Accounts receivable is presented net of allowance for doubtful accounts. The rollforward of these allowances is as follows:

	December 31,
	2011	2010	2009
Allowance for doubtful accounts — beginning of period	$150	$389	$267
Provisions	216	166	326
Write-offs against allowance	(199)	(405)	(204)
Allowance for doubtful accounts — end of period	$167	$150	$389
Center Operating Supplies and Inventories — Our operating supplies are primarily center supplies such as towels, pool chemicals and materials for our child centers and other activities. Inventories are stated at the lower-of-cost-or-market value and are removed from the balance on a first-in-first-out basis. Our inventories primarily consist of spa, café and nutritional products as well as personal training products including heart rate monitors. These balances are as follows:

	December 31,
	2011	2010
Center operating supplies	$5,806	$4,982
In-center businesses inventory and supplies	14,310	10,812
Apparel and other	1,484	1,487
Total center operating supplies and inventories	$21,600	$17,281

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist of the following:

	December 31,
	2011	2010
Deferred costs associated with personal training deferred revenue	$3,981	$3,095
Prepaid lease obligations	2,301	3,100
Prepaid marketing and media expenses	2,791	1,894
Prepaid insurance	4,413	—
Other prepaid expenses	4,416	4,240
Land held-for-sale — short-term	1,288	—
Canadian sales tax receivable	2,708	—
Other current assets	1,007	989
Total prepaid expenses and other current assets	$22,905	$13,318

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
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2011	2010
Land		$261,740	$232,757
Buildings and related fixtures	3-40 years	1,473,347	1,220,581
Leasehold improvements	1-20 years	73,158	122,887
Construction in progress		78,395	101,714
		1,886,640	1,677,939
Equipment:
Fitness	3-7 years	106,412	99,387
Other equipment	3-7 years	75,353	68,897
Computer and telephone	3-5 years	56,257	53,499
Capitalized software	5 years	51,699	43,866
Decor and signage	5 years	17,145	15,888
Audio/visual	3-5 years	29,961	27,767
Furniture and fixtures	5-7 years	16,251	13,554
		353,078	322,858
Property and equipment, gross		2,239,718	2,000,797
Less accumulated depreciation		499,284	430,563
Property and equipment, net		$1,740,434	$1,570,234

At December 31, 2011, we had three large format centers under construction which are planned to open in 2012. Construction in progress, including land for future development totaled $81.4 million at December 31, 2011 and $120.3 million at December 31, 2010.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Included in the construction in progress balances are site development costs which consist of legal, engineering, architectural, environmental, feasibility and other direct expenditures incurred for certain new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Upon completion of a project, the site development costs are classified as property and depreciated over the useful life of the asset. Site development costs were $5.9 million and $0.2 million at December 31, 2011 and 2010, respectively. This $5.7 million increase is due primarily to site development, civil engineering and zoning costs on sites that are under contract and probable of acquisition at December 31, 2011.
In 2011, we spent approximately $70.3 million in acquisition related costs including several athletic events related businesses and a yoga business in Michigan. In addition, in late 2011, we acquired six facilities which we had previously leased with borrowings from our credit facility plus the assumption of $72.1 million of long-term debt. Also, in late 2011, we acquired nine centers from Lifestyle Family Fitness ("LFF"); eight of the centers we leased and one we purchased.
Capitalized software includes our internally developed web-based systems to facilitate member enrollment and management, marketing-based website development, as well as point of sale system enhancements and our payroll and human resources software. Costs related to these projects have been capitalized in accordance with accounting guidance.
We capitalize interest during the construction period of our centers and in accordance with accounting guidance on the capitalization of interest costs, this capitalized interest is included in the cost of the building. We capitalized interest of $1.2 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively.
Other equipment consists primarily of café, spa, playground and laundry equipment.
Acquisitions — We account for business acquisitions in accordance with ASC 805, Business Combinations. This standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.
In December 2011, we acquired nine centers from LFF. The centers are located in or near our existing markets, and while smaller than our typical centers, they complement our current locations in these markets and allow us to reach key demographics in areas we don't cover with our current centers, in addition to taking advantage of our  brand in these markets. We lease eight of the centers and acquired the property of one center. The centers are located in or near our existing markets. The fair values assigned to the acquired entity were approximately $1.0 million of member relationship identifiable intangibles, $9.4 million of goodwill and the remainder of the purchase price was related to identifiable assets.
In December 2011, we acquired the land and building of six of our existing centers we had previously leased. The acquisition was financed by borrowings from our credit facility and the assumption of a securitized commercial mortgage-backed loan of approximately $72.1 million (see note 4), which approximates fair value, based on an independent assessment. Since we previously operated these centers, this acquisition was accounted for as an acquisition of an asset group. We allocated the purchase price to land and buildings acquired based on relative fair values as determined by independent appraisals. Previously recorded deferred rent related to these properties was treated as a reduction of the purchase price. Additionally, we reclassified unamortized leasehold improvements on these properties to the acquired assets.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

We do not present pro forma information for these acquisitions given the immateriality of their results to our consolidated financial statements.
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or corporate business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or corporate business, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no impairments on operating assets were deemed to have occurred during 2011, 2010 or 2009.
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
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of December 31, 2011, the $1.8 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $3.0 million gross fair market value of the swap contract was included in long-term debt.
On an ongoing basis, we assessed whether the interest rate swap used in this hedging transaction was “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continued to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. If it was determined that the derivative was not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would have been recognized in earnings. No amounts related to ineffectiveness have been recognized in earnings for the years ended December 31, 2011, 2010 or 2009.
Goodwill — The goodwill acquired during the year ended December 31, 2011 is primarily from the purchase of certain acquired fitness centers as well as other smaller acquisitions. The changes in the carrying amount of goodwill are as follows:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Balance at December 31, 2009	$5,690
Goodwill acquired	7,632
Balance at December 31, 2010	13,322
Goodwill acquired	12,228
Balance at December 31, 2011	$25,550
In accordance with accounting guidance, goodwill is determined to have an indefinite useful life and is not amortized but instead tested for impairment annually at September 30, or more frequently if necessary. Based upon our review and analysis, no impairments were deemed to have occurred during 2011, 2010 or 2009.
Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2011	2010
Financing costs, net	$9,047	$6,328
Investment in unconsolidated affiliate (see Note 3)	3,733	3,454
Intangible assets	9,416	7,964
Land held for sale	21,941	23,225
Executive nonqualified plan (see Note 10)	3,024	3,147
Other	7,919	4,079
Total other assets	$55,080	$48,197
Land held for sale consists of excess land purchased as part of our original center site acquisitions. All land held for sale is currently being marketed for sale. If the excess land is currently under contract for sale, the cost is reflected as current and listed within prepaid expenses and other current assets.
Intangible assets are comprised principally of trade names, leasehold rights at our Highland Park, Minnesota office building and curriculum-based intangible assets. In accordance with accounting guidance on intangible assets, intangible assets determined to have an indefinite useful life, are not amortized but instead tested for impairment at least annually.
We evaluate our intangible assets for impairment on an annual basis each September 30. We are also required to evaluate these assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. An indicator of potential impairment that could impact our intangible asset values include, but is not limited to, a significant loss of occupancy at our rental property located in Highland Park, Minnesota. We expect the facility to continue to be used as a rental property with continuing lease renewals and/or replacements and there have been no legal, regulatory or contractual provisions that would indicate that we could not renew the leases. Accordingly, the leasehold rights, which include in-place lease value and tenant origination value, were originally determined to have an indefinite life. However, during our quarter ended June 30, 2010, we determined it was appropriate to re-evaluate our useful life given the recent challenging commercial real estate markets and the current economic environment. Based upon our review, we determined our leasehold rights to have a finite life. Accordingly, we amortize the remaining carrying value of this intangible asset prospectively over the remaining weighted average lease term for in-place lease value and weighted average lease term plus expected renewal options for tenant origination value. We performed an impairment analysis as of the date of our decision to change the useful life from an indefinite life to a finite life and determined there to be no impairment.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following table summarizes the changes in our net intangible balance during the years ended December 31, 2011 and 2010:

Balance at December 31, 2009	$2,906
Leasehold rights	(205)
Trade/brand names acquired	2,880
Curriculum-based intangibles acquired	2,383
Balance at December 31, 2010	7,964
Leasehold rights	(273)
Trade/brand names acquired	903
Curriculum-based intangibles acquired	(42)
Member relationships acquired	864
Balance at December 31, 2011	$9,416
The trade/brand names acquired during the year ended December 31, 2011 are primarily from the purchase of certain athletic events. The member relationship intangible reflects the value assigned to memberships acquired from the purchase of certain facilities.
The following table summarizes the carrying amounts of our intangible assets:

	December 31,
	2011	2010
Leasehold rights	$1,841	$2,113
Trade/brand names	4,371	3,468
Curriculum-based intangibles	2,340	2,383
Member relationships	864	—
Total intangible assets	$9,416	$7,964
Leasehold rights and curriculum-based intangibles have weighted average useful lives ranging from six to ten years. Member relationship intangibles have a useful life of approximately 2.5 years. Approximately $4.2 million of our trade/brand names have indefinite useful lives. The remaining $0.2 million of our trade/brand names have useful lives of two years. Amortization expense for intangible assets for the year ended December 31, 2011 was $0.5 million. As of December 31, 2011, expected amortization expense for intangible assets for each of the next five years and thereafter was as follows:

2012	$1,113
2013	893
2014	685
2015	536
2016	459
Thereafter	1,579
$5,265

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2011	2010
Payroll related	$11,758	$10,335
Real estate taxes	17,358	16,617
Center operating costs	11,470	11,580
Insurance	3,995	3,507
Interest	1,264	1,122
Marketing and information technology accruals	1,612	2,963
Other	8,827	4,678
Total accrued expenses	$56,284	$50,802

Litigation — We are engaged in proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. These reserves are not material to our consolidated financial statements.
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
Earnings per Common Share — Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 42,227 and 54,527 for the years ended December 31, 2011 and 2010, respectively and 435,128 for the year ended December 31, 2009.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2011	2010	2009
Net income	$92,617	$80,692	$72,384
Weighted average number of common shares outstanding – basic	40,358	39,809	39,297
Effect of dilutive stock options	132	156	69
Effect of dilutive restricted stock awards	440	420	504
Weighted average number of common shares outstanding – diluted	40,930	40,385	39,870
Basic earnings per common share	$2.29	$2.03	$1.84
Diluted earnings per common share	$2.26	$2.00	$1.82
The number of total common shares outstanding at December 31, 2011 was 42,428,265.
Dividends — We have not declared or paid any cash dividends on our common stock in the past. The terms of our revolving credit facility do not prohibit us from paying dividends so long as we are not in default and the payment would not otherwise cause us to be noncompliant with our fixed charge coverage ratio financial covenant.
Share-Based Compensation — We maintain share-based incentive plans. Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests.
The Compensation Committee of our Board of Directors has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. The value of restricted shares was based upon the closing price of our stock on the dates of issue. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2011, we had 2,477,922 shares remain available for grant.
We also have a performance-based incentive plan. In June 2009 and August 2010, the Compensation Committee approved the grant of 996,000 and 20,000 shares, respectively, of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. As of December 31, 2011, 907,000 of these shares were still outstanding. A specified EPS target was achieved for fiscal 2011 and 50% of the restricted shares vested. Since the grant was not fully vested after fiscal 2011, 50% of the shares will vest if a specified EPS target is achieved for fiscal 2012. In the event that we do not achieve the specified EPS target for fiscal 2012, the remaining restricted stock will be forfeited. The probability of reaching the targets is evaluated each reporting period. As of December 31, 2011 we determined that the second 50% vesting was probable. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $2.7 million (pretax) ratably in 2012. If we later determine that it is not probable that the minimum diluted EPS performance threshold for 2012 will be met, no further compensation cost will be recognized and any recognized compensation cost relating to the shares that have not vested will be reversed.
Our employee stock purchase plan (“ESPP”) provides for the sale of shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
For more information on our share-based compensation, see Note 6.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Fair Value of Financial Instruments — The carrying amounts related to cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of December 31, 2011. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	December 31, 2011
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$401,789	$399,368
Obligations under capital leases	16,617	16,690
Floating-rate debt	267,892	267,892
Total	$686,298	$683,950
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
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, probability of meeting certain performance targets and tax provisions. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect our consolidated operating results.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Accounts receivable	$(565)	$(1,773)	$1,762
Income tax receivable	4,894	(9,916)	—
Center operating supplies and inventories	(3,423)	(2,637)	11
Prepaid expenses and other current assets	(9,150)	729	1,126
Deferred membership origination costs	1,322	7,015	5,093
Other assets	—	—	(1,564)
Accounts payable	3,324	4,703	349
Accrued expenses	8,853	5,082	2,167
Deferred revenue	1,988	(8,504)	(4,025)
Deferred rent liability	3,040	3,139	1,123
Other liabilities	(6)	955	(16,993)
Changes in operating assets and liabilities	$10,277	($1,207)	($10,951)
Our capital expenditures were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Cash purchases of property and equipment	$165,335	$131,671	$146,632
Non-cash property and equipment purchases financed through capital lease obligations	—	—	31
Non-cash property purchases in construction accounts payable	(2,450)	14,327	(53,789)
Other changes to property and equipment	839	319	385
Total capital expenditures	$163,724	$146,317	$93,259

We made cash payments for income taxes for each of the three years ended December 31, 2011, 2010 and 2009 of $48.4 million, $56.1 million and $41.3 million, respectively.
We made cash payments for interest, net of capitalized interest, for each of the three years ended December 31, 2011, 2010 and 2009 of $17.7 million, $24.9 million and $29.9 million, respectively. Capitalized interest was $1.2 million, $2.8 million and $3.6 million during those same periods, respectively.
Construction accounts payable and accounts payable related to property and equipment was $21.9 million at December 31, 2011 and $20.5 million at December 31, 2010.
In December 2011, we acquired the land and building of six of our existing centers we had previously leased. The acquisition was financed by borrowings from our credit facility and the assumption of a securitized commercial mortgage-backed loan of approximately $72.1 million (see Note 4), which approximates fair value, based on an independent assessment.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Comprehensive Income — Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For us, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a loss of $2.6 million, net of tax of $1.2 million. This difference is related to the interest rate swap contract and related to foreign currency translation due to expenditures for initial construction costs for the construction of a center in Toronto, Canada, our first international location. For more information on the swap contract, see Note 4.
The following table summarizes components of accumulated other comprehensive (loss) gain at December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Foreign currency translation adjustments, net of income taxes of $308, $11 and $0, respectively	$(805)	$30	$—
Unrealized (loss) gain on interest rate swap contract, net of income taxes of $1,192, $0 and $1,581, respectively	(1,788)	—	(2,614)
Accumulated Other Comprehensive (Loss) Gain	$(2,593)	$30	$(2,614)
New Accounting Pronouncements — In October 2009, the Financial Accounting Standards Board issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011. The guidance revises the criteria for measuring and allocating consideration to each component of a multiple deliverable arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a standalone basis or third-party evidence of selling price. The implementation of the guidance did not have a material impact on our consolidated financial statements.
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
In December 1999, we, together with two unrelated organizations, formed an Illinois limited liability company named Bloomingdale LIFE TIME Fitness L.L.C. (“Bloomingdale LLC”) for the purpose of constructing and operating a center in Bloomingdale, Illinois. The center opened for business in February 2001. Each of the three members maintains an equal interest in Bloomingdale LLC. Pursuant to the terms of the agreement that governs the formation and operation of Bloomingdale LLC (the “Operating Agreement”), each of the three members contributed $2.0 million to Bloomingdale LLC. We share joint control of the center with our joint venture partners, as all decisions essential to the accomplishments of the purpose of Bloomingdale LLC require the consent of the other members of Bloomingdale LLC. The Operating Agreement expires on the earlier of December 2039 or the liquidation of Bloomingdale LLC. We account for our interest in Bloomingdale LLC using the equity method.
Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit from a bank in an amount not to exceed $14.7 million. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee. The letter of credit ran through June 7, 2010 and was subsequently extended to June 7, 2011 by the bank as of February 24, 2010.  In May 2011, Bloomingdale LLC refinanced the outstanding amount of the taxable bond indebtedness with a mortgage loan from the same bank in the amount $7.3 million.  The letter of credit was terminated in connection with the refinancing.  As additional security for the mortgage loan, all of the members again separately guaranteed one-third of the loan.  As of December 31, 2011, the maximum amount of future payments under our one-third of the guarantee was $2.3 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, each of the other two members are guaranteed to receive cash distributions from Bloomingdale LLC. The amount of these aggregated distributions is, and will continue to be throughout the term of the agreement, approximately $0.7 million annually per member. A determination will be made on an annual basis regarding the distribution of any net cash flow to each of the members in addition to the guaranteed payments. We are entitled to receive annual distributions once guaranteed payments and truing up payments have been made. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members had the right to receive distributions from Bloomingdale LLC in the amount of $0.7 million for each of the three years 2011, 2010 and 2009.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

4.	Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2011	2010
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016 and interest rates ranging from LIBOR plus 0.625% to 1.50% or base plus 0.0%, respectively, facility expires May 2012, collateralized by certain personal property	$432,000	$354,200
Interest rate swap on notional amount of $200,000 at a fixed annual rate of 1.32%, expires June 2016	2,980	—
Mortgage notes payable to banks with monthly interest and principal payments totaling $836 including interest at 8.25%, prepaid April 2011 and collateralized by certain related real estate and buildings	—	70,925
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017 and collateralized by certain related real estate and buildings	98,493	100,000
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016 and collateralized by certain related real estate and buildings	71,905	—
Mortgage notes payable to banks with monthly interest and principal payments totaling $205 including interest ranging from 6.25% to 7.10%, expiring between November 2013 and May 2024 and collateralized by certain related real estate and buildings	21,627	25,920
Variable Rate Demand Notes, interest due monthly at a variable rate resetting weekly, principal due annually according to an agreement with a Letter of Credit provider that secures the notes which mature in July 2033	32,911	33,391
Promissory note payable to lender, monthly interest and principal payments totaling $80 including interest at 5.78% to January 2015, collateralized by a certain interest in secured property	6,390	6,963
Other debt including promissory note payable and special assessments payable	3,375	3,498
Total debt (excluding obligations under capital leases)	669,681	594,897
Obligations under capital leases (see below)	16,617	17,647
Total debt	686,298	612,544
Less current maturities	6,849	7,265
Total long-term debt	$679,449	$605,279

Revolving Credit Facility
On January 24, 2008, we amended our Credit Agreement with U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc., as syndication agent, and the banks party thereto, to increase the amount of the accordion feature to $200.0 million, and in the second quarter of 2008, we exercised $70.0 million of the accordion feature, increasing the amount of the facility to $470.0 million.
On December 6, 2010, we received a consent from the majority of the banks party to the U.S. Bank revolving credit facility allowing us to prepay in full the Starwood notes on or after April 1, 2011 and to use the credit facility to finance all or part of the prepayment in an amount not to exceed $69.5 million.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

On June 30, 2011, we entered into a Third Amended and Restated Credit Agreement with U.S. Bank National Association, as administrative agent, and the other lenders from time to time party thereto, which amended and restated our Credit Agreement. The material changes to the revolving credit facility were an increase in the amount of the facility from $470.0 million to $660.0 million, which may be increased by an additional $240.0 million upon the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million, an extension of the term of the facility to June 30, 2016 and a change in the interest rate and a change in the primary financial covenants under the facility.
As of December 31, 2011, $432.0 million was outstanding on the U.S. Bank Facility, plus $7.9 million related to letters of credit.
The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2011 was 2.0% and $355.1 million, respectively. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2010 was 2.8% and $347.8 million, respectively.
Interest Rate Swap
On September 17, 2007, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $125.0 million of variable rate borrowings from our revolving credit facility at 4.825% plus the applicable spread (depending on cash flow leverage ratio) until October 2010. Effective July 10, 2009, we revised the terms of the swap, reducing the fixed rate to 4.715% plus the applicable spread. All other terms of the swap remained the same. The contract was designated a hedge against interest rate volatility. We applied this hedge to variable rate interest debt under the U.S. Bank credit facility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract were recorded in accumulated other comprehensive (loss) income. On October 10, 2010, our interest rate swap contract expired without renewal.
On August 8, 2011, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings from our revolving credit facility at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract was designated a hedge against interest rate volatility. We applied this hedge to variable rate interest debt under the U.S. Bank credit facility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract were recorded in accumulated other comprehensive (loss) income. As of December 31, 2011, the $1.8 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $3.0 million gross fair market value of the swap contract was included in long-term debt.
Mortgage Notes Payable to Real Estate Investment Trust
In 2001 and 2002, we financed 13 of our centers with Teachers Insurance and Annuity Association of America (“TIAA”) pursuant to the terms of individual notes. These notes were secured by mortgages on each of the centers specifically financed, and we maintained a letter of credit in the amount of $5.0 million in favor of the lender. The obligations related to 10 of the notes were amortized over a 20-year period, while the obligations related to the other three notes were amortized over a 15-year period. The interest rate payable under these notes was fixed at 8.25%.

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
The obligations under these remaining notes were due in full in July 2011, at which time we would owe approximately $68.8 million. At December 31, 2010, $70.9 million was outstanding with respect to this obligation. As a result of our intent and ability to refinance the Starwood notes payable with proceeds from our revolving credit facility, the balance at December 31, 2010 was classified as long-term debt.
On April 4, 2011, we prepaid the remaining ten mortgage notes payable to Starwood Property Mortgage Sub-1, L.L.C. at the par amount of $69.5 million primarily using our revolving credit facility. Concurrent with the prepayment, the mortgages were released on the remaining ten related centers.
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
As additional security for LTF CMBS I, LLC’s obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties which had a net book value of $99.1 million on January 24, 2007, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2011, $98.5 million remained outstanding on the loan.
Additionally, in connection with the purchase of six previously leased Life Time Fitness centers, on December 30, 2011, LTF Real Estate MN-FL, LLC, a wholly owned subsidiary, assumed a securitized commercial mortgage-backed loan dated December 1, 2006 in the original principal amount of $80.0 million from the landlord. The assumed amount of the loan was $72.1 million and matures in December 2016. Interest on the loan is 5.75% per annum, with a constant monthly debt service payment of $0.5 million. The loan is secured by mortgages on the six properties purchased by the subsidiary and certain other tangible and intangible property of the subsidiary.
Also in connection with the purchase and financing, LTF Real Estate MN-FL, LLC, assumed the lease agreement previously executed in June of 2006 between the landlord and our subsidiary LTF Real Estate Company, Inc. as

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

tenant of the six properties. Our subsidiaries may not terminate the lease or transfer their interests in the properties except as permitted under the loan and lease agreements. We guarantee the obligations of LTF Real Estate Company, Inc. as tenant under the lease. As of December 31, 2011, $71.9 million remained outstanding on the loan.
Other Mortgage Notes Financing
In January 2002, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.42% amortized over a 10 year period. This obligation was due in full January 2012. As security for the obligation, we granted a mortgage on this center. In September 2011, we prepaid the mortgage note payable using our revolving credit facility. Concurrent with the prepayment, the mortgage was released on the related center.
In August 2002, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.39% amortized over a 10 year period. This obligation was due in full October 2012. As security for the obligation, we granted a mortgage on this center. In September 2011, we prepaid the mortgage note payable using our revolving credit facility. Concurrent with the prepayment, the mortgage was released on the related center.
In November 2008, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.54% amortized over a 20 year period. This obligation is due in full November 2013. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2011, $5.3 million was outstanding.
In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation is due in full in March 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2011, $4.2 million was outstanding.
In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. At December 31, 2011, $2.7 million was outstanding.
In November 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.95% amortized over a 15-year period. This obligation is due in full in November 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2011, $9.4 million was outstanding.
Variable Rate Demand Notes
On July 13, 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which were used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature on July 1, 2033, bear interest at a variable rate that is adjusted weekly. The interest rate at December 31, 2011 was 0.3%. The notes are backed by a letter of credit from General Electric Capital Corporation (GECC), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires June 1, 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. Under the terms of the reimbursement agreement if the notes are purchased with proceeds of a drawing under the letter of credit, and cannot thereafter be remarketed, GECC is obligated to hold the notes and the indebtedness evidenced by those notes will be amortized over a period ending June 1, 2023. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations. As of December 31, 2011, $32.9 million remained outstanding on the notes.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Promissory Note Payable to Lender
In December 2007, we borrowed $8.5 million, evidenced by a promissory note that matures in January 2015, bears fixed interest at 5.78% and is secured by an interest in certain personal property. As of December 31, 2011, $6.4 million was outstanding on this note.
Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2011 are as follows:

2012	$5,672
2013	11,991
2014	17,906
2015	9,646
2016	501,909
Thereafter	122,557
Total future maturities of long-term debt (excluding capital leases)	$669,681
Capital Leases
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2011, the present value of the future minimum lease payments due under the lease amounted to $5.9 million.
In March 2007, we entered into a ground lease which runs through October 2048 for our Loudoun County, Virginia center. Pursuant to the terms of the lease which qualifies as a capital lease, we have an option to purchase the land by giving notice during the fifth or eleventh lease year. At December 31, 2011, the present value of the future minimum lease payments due under the lease amounted to $9.7 million.
We have financed our purchase of some of our equipment through a capital lease agreement with an agent and lender, on behalf of itself and other lenders. This lease runs through April 2013 and our interest rate is 5.5%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2011, $1.1 million was outstanding under this lease.
We are a party to capital equipment leases with third parties which include monthly rental payments of approximately $0.2 million as of December 31, 2011. Amortization recorded for these capital leased assets totaled $1.0 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. The following is a summary of property and equipment recorded under capital leases:

	December 31,
	2011	2010
Land and buildings	$15,354	$15,484
Equipment	3,856	3,887
Gross property and equipment under capital lease	19,210	19,371
Less accumulated amortization	5,541	4,869
Net property and equipment under capital lease	$13,669	$14,502

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2011 are as follows:

2012	$2,551
2013	1,910
2014	11,405
2015	1,020
2016	1,020
Thereafter	4,462
22,368
Less amounts representing interest	5,751
Present value of net minimum lease payments	16,617
Current portion	1,177
$15,440
Debt Covenants
We were in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2011.

5.	Income Taxes
The provision for income taxes is comprised of:

	For the Year Ended December 31,
	2011	2010	2009
Current tax expense	$56,571	$46,453	$41,721
Deferred tax expense	5,557	7,099	23,316
Non-current tax expense	(318)	(104)	(17,596)
Income tax provision	$61,810	$53,448	$47,441
The amount of deferred tax expense does not reconcile to the change in the deferred tax year end balances due to the tax effect of other comprehensive income or additional paid-in capital items.
The reconciliation between our effective tax rate on income before income taxes and the statutory tax rate is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Income tax provision at federal statutory rate	$54,049	$46,949	$41,939
State and local income taxes, net of federal tax benefit	6,536	5,978	5,414
Other, net	1,225	521	88
Income tax provision	$61,810	$53,448	$47,441

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the net deferred tax liability are as follows:

	As of December 31,
	2011	2010
Property and equipment	$(97,758)	$(93,978)
Partnership interest	(7,692)	(8,091)
Accrued rent expense	7,221	12,538
Other comprehensive income	1,192	—
Costs related to deferred revenue	(3,142)	(3,593)
Accrued equity compensation	9,373	4,365
Other, net	74	2,548
Net deferred tax liability	$(90,732)	$(86,211)
The following is a reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefit – beginning balance	$1,229	$1,377	$18,411
Gross increases – tax positions in current period	100	199	235
Settlements	—	—	(9)
Prior year increases	46	23	7
Prior year decreases	—	(21)	(15,346)
Lapse of statute of limitations	(507)	(349)	(1,921)
Unrecognized tax benefit – ending balance	$868	$1,229	$1,377
Included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $0.5 million, $0.7 million and $0.3 million, respectively, of benefits that, if recognized, would affect the effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest of $0.1 million during 2011 and in total, as of December 31, 2011, had recognized a liability for penalties and interest of $0.1 million. During 2010, we accrued penalties and interest of $0.1 million and in total, as of December 31, 2010 had recognized a liability for penalties and interest of $0.1 million. During 2009, we accrued penalties and interest of $0.6 million and in total, as of December 31, 2009 had recognized a liability for penalties and interest of $0.1 million.
We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
We are subject to taxation in the U.S., Canada and various states. Our tax years 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2008.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

6.	Share-Based Compensation
Stock Option and Incentive Plans
The LIFE TIME FITNESS, Inc. 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of our common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of our common stock to eligible employees, directors and contractors. The 1998 Plan was amended in December 2003 by our Board of Directors and shareholders to reserve an additional 1,500,000 shares of our common stock for issuance. As of December 31, 2011, we had granted a total of 1,957,500 options to purchase common stock under the 1998 Plan, of which 63,900 were outstanding. In connection with approval of the 2004 Long-Term Incentive Plan (the 2004 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1998 Plan.
The 2004 Plan originally reserved 3,500,000 shares of our common stock for issuance. In 2009, our shareholders authorized an additional 1,750,000 shares. The types of awards that could be granted under the 2004 Plan included incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under prior stock option and incentive plans. During 2011, we issued 337,001 restricted shares under the 2004 Plan. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $36.23 to $38.48 during 2011. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2011, we had granted a total of 1,929,665 options to purchase common stock under the 2004 Plan, of which options to purchase 343,300 shares were outstanding, and we had granted a total of 3,294,359 restricted shares under the 2004 Plan, of which 1,872,269 restricted shares were unvested. In connection with approval of the 2011 Long-Term Incentive Plan (the 2011 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 2004 Plan.
The 2011 Plan reserved 2,500,000 shares of our common stock for issuance. Under the 2011 Plan, the Compensation Committee of our Board of Directors administers the 2011 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. Eligible participants under the 2011 Plan included our officers, employees, non-employee directors and consultants. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. In connection with approval of the 2011 Plan, our Board of Directors approved a resolution to cease making additional grants under the 2004 Plan. During 2011, we granted 30,639 restricted shares under the 2011 Plan. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $37.57 to $41.64 during 2011. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2011, we had granted a total of 30,639 restricted shares under the 2011 Plan, of which 29,814 restricted shares were unvested. As of December 31, 2011, 2,477,922 shares remain available for grant under the 2011 Plan.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Total share-based compensation expense, which includes stock option expense and restricted stock expense, included in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, was as follows:

	For the Year Ended December 31,
	2011	2010	2009
Share-based compensation expense related to stock options	$—	$41	$797
Share-based compensation expense related to restricted shares	19,647	12,694	7,191
Share-based compensation expense related to employee stock purchase plan	120	100	94
Total share-based compensation expense	$19,767	$12,835	$8,082
Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	487,203	$35.22
Granted	1,698,194	$16.26
Canceled	(67,552)	$22.61
Vested	(151,173)	$37.33
Outstanding at December 31, 2009	1,966,672	$19.12
Granted	419,156	$31.09
Canceled	(150,402)	$19.12
Vested	(317,553)	$22.43
Outstanding at December 31, 2010	1,917,873	$21.19
Granted	367,668	$38.36
Canceled	(6,744)	$26.62
Vested	(376,714)	$22.32
Outstanding at December 31, 2011	1,902,083	$24.27

During the years ended December 31, 2011, 2010 and 2009, we issued 367,668 shares, 419,156 shares and 1,698,194 shares of restricted stock, respectively, with an aggregate fair value of $14.1 million, $13.0 million and $27.6 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2011 was $8.4 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of December 31, 2011, there was $22.4 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.8 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule. As of December 31, 2011, 907,000 of these shares were still outstanding. A specified EPS target was achieved for fiscal 2011 and 50% of the restricted shares vested. If a higher EPS target had

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

been achieved for fiscal 2011, 100% of the restricted shares would have vested. Since the grant was not fully vested after fiscal 2011, 50% of the shares will vest if a specified EPS target is achieved for fiscal 2012. In the event that we do not achieve the specified EPS target for fiscal 2012, the remaining restricted stock will be forfeited. A maximum of $18.9 million (pretax) could be recognized as compensation expense under this grant if all EPS targets are met.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares (representing 453,500 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and $3.9 million in 2011. If we had determined that all of the targets had become probable on December 31, 2011, we would have recognized an additional $9.5 million cumulative compensation adjustment on that date. These 453,500 shares will vest upon publication of our audited financial statements for fiscal 2011.
In fourth quarter 2011, we determined that achieving the 2012 diluted EPS targets required for vesting of the final 50% of the restricted shares (representing 453,500 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million in fourth quarter 2011. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $2.7 million (pretax) ratably in 2012. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is not probable that the minimum diluted EPS performance threshold for 2012 will be met, no further compensation cost will be recognized and any recognized compensation cost relating to the shares that have not vested will be reversed. In accordance with the related accounting guidance, none of these shares were included in our total diluted share count at December 31, 2011 or 2010.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	980,929	$21.65	5.6	$—
Exercised	(166,950)	$14.80
Canceled	(3,401)	$29.64
Outstanding at December 31, 2009	810,578	$22.93	4.8	$3,669
Exercised	(245,864)	$20.91
Canceled	(12,089)	$46.97
Outstanding at December 31, 2010	552,625	$23.30	3.8	$10,009
Exercised	(142,384)	$22.21
Canceled	(3,041)	$31.40
Outstanding at December 31, 2011	407,200	$23.62	2.9	$9,429
Vested at December 31, 2011	407,200	$23.62	2.9	$9,429
No stock options have been granted since 2007. As of December 31, 2011, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our closing stock price at each year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31 of each year presented above. The intrinsic value changes based on the fair market value of our stock. Total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2.8 million, $3.7 million and $2.0 million, respectively.
The following table summarizes information concerning options outstanding and exercisable as of December 31, 2011:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$8.00 to $12.00	63,900	1.7	$10.94
$18.50	135,775	2.5	$18.50
$25.47 to $27.25	141,925	3.2	$25.68
$31.40 to $50.85	65,600	4.2	$42.13
$8.00 to $50.85	407,200	2.9	$23.62
Our net cash proceeds from the exercise of stock options were $3.2 million, $5.1 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The excess income tax benefit realized from stock option exercises was $3.5 million, $2.5 million and $0.5 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow with a corresponding offset included in cash flows from operating activities.
Employee Stock Purchase Plan
Our employee stock purchase plan (“ESPP”) provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period during 2011 under the ESPP began January 1, 2011 and ended June 30, 2011. The second purchase period began July 1, 2011 and ended December 31, 2011. Compensation expense under the ESPP, which was $0.1 million for each of 2011, 2010 and 2009, is based on the discount of 10% at the end of the purchase period. In 2011, $1.1 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,314,670 shares of common stock available for purchase under the ESPP as of December 31, 2011.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During 2011, we repurchased 27,990 shares for approximately $1.1 million. As of December 31, 2011 there were 314,670 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60.0 million or at the close of business on August 17, 2013, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of December 31, 2011, no shares have been repurchased under this program.

7.	Operating Segments
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment. Each of the centers has similar economic characteristics, services, product offerings and customers, and in-center revenues are derived primarily from services to our members. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, compliment the operations of the centers. Our chief operating decision maker uses EBITDA as the primary measure of operating segment performance. Our chief operating decision maker is our Chief Executive Officer.
The following table presents revenue for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Membership dues	$663,439	$603,231	$564,605
Enrollment fees	18,447	24,426	26,138
Personal training	147,065	128,570	111,342
Other in-center	161,409	137,856	121,492
Other	23,314	18,761	13,424
Total revenue	$1,013,674	$912,844	$837,001

8.	Commitments and Contingencies
Lease Commitments — We lease certain property under operating leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2011 are as follows:

2012	$35,321
2013	34,925
2014	35,787
2015	35,832
2016	35,342
Thereafter	430,919
Total minimum annual payments under all noncancelable operating leases	$608,126
Rent expense under operating leases was $42.8 million, $42.5 million and $40.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Sale-Leaseback Transactions -- In 2003, we financed two of our Michigan centers pursuant to the terms of a sale-leaseback transaction that qualified as an operating lease. Pursuant to the terms of the lease, we agreed to lease the centers for a period of 20 years. At December 31, 2011, the future minimum lease payments due under the lease amounted to $62.5 million.
On August 21, 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (“Senior Housing”) providing for the sale of certain properties to Senior Housing in a sale-leaseback transaction. The properties are located in Alpharetta, Georgia, Allen, Texas, Omaha, Nebraska and Romeoville, Illinois (the “Properties”), and were sold to Senior Housing for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Senior Housing. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible net worth of at least $200.0 million. At December 31, 2011, the future minimum lease payments due under the lease amounted to $180.7 million.
On September 26, 2008, a wholly owned subsidiary sold certain properties to LT FIT (AZ-MD) LLC, an affiliate of W.P. Carey & Co., LLC (“W.P. Carey”). The properties are located in Scottsdale, Arizona and Columbia, Maryland (the “Properties”), and were sold to W.P. Carey for approximately $60.5 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and W.P. Carey, our subsidiary will lease the properties from W.P. Carey. The Lease has a total term of 40 years, including an initial term of 20 years and four consecutive automatic renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and are automatically exercised if notice is not provided to W.P. Carey 18 months before the lease term ends. The initial rent will be approximately $5.7 million per year, increased after every year during the initial term and each year of any renewal option, if exercised, by an amount equal to 2% of the rent paid in the calendar year immediately before the effective date of the rent increase. The Lease is an “absolute net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of W.P. Carey. Pursuant to the terms of a Guaranty and Suretyship Agreement, we have guaranteed the subsidiary’s obligations under the Lease. At December 31, 2011, the future minimum lease payments due under the lease amounted to $120.8 million.
We account for the sale-leaseback transactions as operating leases in accordance with the applicable accounting guidance. The gains we recognized upon completion of the sale-leaseback transactions, a total of $7.4 million, have been deferred and are being recognized over the lease term.
Purchase Commitments — We contract in advance for land purchases and construction services and materials, among other things. The purchase commitments were $71.0 million, $29.3 million and $44.6 million at December 31, 2011, 2010 and 2009, respectively.
Litigation — We are engaged in proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. These reserves are not material to our consolidated financial statements. Based upon the information available to us

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to the our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows. Such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.
401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $2.5 million, $2.0 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Letters of Credit — As of December 31, 2011, we had $7.9 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation and commercial liability insurance. Such letters of credit are secured by the collateral under our senior secured credit facility. As of December 31, 2011, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2011, we had posted bonds totaling $9.0 million related to construction activities and operational licensing.
Guarantee — Bloomingdale LLC issued indebtedness in June 2000 in a taxable bond financing that is secured by a letter of credit in an amount not to exceed $14.7 million. All of the members separately guaranteed one-third of these obligations to the bank for the letter of credit and pledged their membership interest to the bank as security for the guarantee. The letter of credit ran through June 7, 2011. In May 2011, Bloomingdale LLC borrowed $7.3 million from a bank.  Each of the members separately guaranteed one-third of the outstanding loan amount. As of December 31, 2011, the maximum amount of future payments under our one-third of the guarantee was $2.3 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.

9.	Related Party Transactions
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our chairman of the board of directors and chief executive officer has a 50% interest. We paid rent pursuant to this lease of $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We may, but do not currently plan to, make matching contributions and/or discretionary

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

contributions to this plan. If we did make contributions to this plan, the contributions would vest to each participant according to their years of service with us. At December 31, 2011, $3.0 million had been deferred and is being held on behalf of the employees. This amount is reflected as an other liability on the balance sheet.

11.	Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2011 and 2010:

	2011				2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$240,645	$256,694	$265,421	$250,914	$219,771	$231,088	$238,312	$223,673
Gross profit (1)	87,351	95,344	97,341	95,375	79,437	85,360	85,614	82,602
Income from operations	40,263	46,255	49,880	36,868	37,642	42,924	45,588	34,605
Net income	20,836	24,947	26,991	19,843	17,836	21,884	23,378	17,594
Earnings per share (2)
Basic (3)	$0.52	$0.62	$0.67	$0.49	$0.45	$0.55	$0.59	$0.44
Diluted (3)	$0.51	$0.61	$0.66	$0.48	$0.44	$0.53	$0.57	$0.43

(1)	We define gross profit as total center revenue less center operations expenses.

(2)	See Note 2 for discussion on the computation of earnings per share.

(3)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the internal control over financial reporting of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2012

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15

(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management's assessment and those criteria, they believe that, as of December 31, 2011, we maintained effective internal control over financial reporting.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.
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

Item 9B. Other Information.
None.

PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2012 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated into this item by reference is the information under “Election of Directors - Directors and Director Nominees,” “Election of Directors - Committees of Our Board of Directors,” “Election of Directors - Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
The following table sets forth the name, age and positions of each of our executive officers as of February 28, 2012:

Name	Age	Position
Bahram Akradi	50	Chairman of the Board of Directors, President and Chief Executive Officer
Michael R. Robinson	52	Executive Vice President and Chief Financial Officer
Eric J. Buss	45	Executive Vice President
Mark L. Zaebst	52	Executive Vice President
Jeffrey G. Zwiefel	49	Executive Vice President and Chief of Operations
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

Mark L. Zaebst joined our company in January 1996 as Director, Real Estate, and was named Senior Vice President of Real Estate and Development, in December 2001 and Executive Vice President in March 2006. Mr. Zaebst has over 25 years of experience in the health and fitness industry. Mr. Zaebst was instrumental in assisting Mr. Akradi in the creation, expansion and day-to-day operations of U.S. Swim & Fitness Corporation until 1991, at which time he started a career in real estate.
Jeffrey G. Zwiefel joined our company in December 1998 as Vice President, Health Enhancement Division and became

Vice President of Fitness, Training and New Program Development in January 2004. Mr. Zwiefel was named Senior Vice President, Life Time University in March 2005, named Executive Vice President of Operations in June 2008 and named Chief of Operations in October 2011. Mr. Zwiefel has 23 years of comprehensive and diverse experience in the health, fitness and wellness industry. Prior to joining our company in 1999, Mr. Zwiefel worked for over nine years with NordicTrack, Inc. where he served most recently as Vice President, Product Development. Mr. Zwiefel has a M.S. in exercise physiology.

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

Item 14. Principal Accountant Fees and Services.
Incorporated into this item by reference is the information under “Ratification of Independent Registered Public Accounting Firm - Fees” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:
The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements.
Other schedules are omitted because they are not required.

(b)    Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant's Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.2	Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.3	Schedule of terms to Form of Promissory Note made in favor of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.4
Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixtures Filing Statement made by LTF USA Real Estate, LLC for the benefit of Teachers Insurance and Annuity Association of America.
Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.5	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.

10.6	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.7	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.8
Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.
Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.9	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.10
Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center - Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.
Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant's Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
10.11#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009).	Incorporated by reference to Appendix B to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009.
10.12#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.17 to the Registrant's Form10-K for the year ended December 31, 2008 (File No. 001-32230).
10.13#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.14#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.15
Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.1 to the Registrant's Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).
10.16	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated April 15, 2005 (File No. 001-32230).
10.17#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.18#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.19#	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 14, 2007 (File No. 001-32230).
10.20
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 2007 (File No. 001-32230).
10.21#	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 17, 2008 (File No. 001-32230).
10.22#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008.
10.23
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 10, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 2010 (File No. 001-32230).
10.24	Purchase and Sale Agreement by and among Life Time Fitness, Inc. and LTF Real Estate Company, Inc., as Seller, and Senior Housing Properties Trust, as Purchaser, dated as of August 21, 2008.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.25	Lease Agreement dated as of August 21, 2008 by and among SNH LTF Properties LLC, as Landlord, and LTF Real Estate Company, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.26	Guaranty Agreement dated as of August 21, 2008 by Life Time Fitness, Inc. for the benefit of SNH LTF Properties LLC.	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.27	Form of Omnibus Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated November 10, 2008.	Incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K for the year ended December 31, 2008 (File No. 001-32230).
10.28#	Form of 2009 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2009 (File No. 001-32230).
10.29#	Form of Restricted Stock Agreement for 2004 Long-Term Incentive Plan granted June 11, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 11, 2009 (File No. 001-32230).
10.30#	Form of 2010 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).
10.31	Form of Omnibus Waiver and Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated February 23, 2010.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).

10.6	Schedule of terms to Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.7	Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.	Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.8
Schedule of terms to Form of Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement made for the benefit of Teachers Insurance and Annuity Association of America.
Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.9	Lease Agreement dated as of September 30, 2003, by and between LT Fitness (DE) QRS 15-53, Inc., as landlord, and Life Time Fitness, Inc., as tenant.	Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.10
Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center - Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.
Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant's Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
10.11#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009).	Incorporated by reference to Appendix B to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009.
10.12#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.17 to the Registrant's Form10-K for the year ended December 31, 2008 (File No. 001-32230).
10.13#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.14#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.15
Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.1 to the Registrant's Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).
10.16	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated April 15, 2005 (File No. 001-32230).
10.17#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.18#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).

10.19#	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 14, 2007 (File No. 001-32230).
10.20
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 2007 (File No. 001-32230).
10.21#	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 17, 2008 (File No. 001-32230).
10.22#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008.
10.23
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 10, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 2010 (File No. 001-32230).
10.24	Purchase and Sale Agreement by and among Life Time Fitness, Inc. and LTF Real Estate Company, Inc., as Seller, and Senior Housing Properties Trust, as Purchaser, dated as of August 21, 2008.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.25	Lease Agreement dated as of August 21, 2008 by and among SNH LTF Properties LLC, as Landlord, and LTF Real Estate Company, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.26	Guaranty Agreement dated as of August 21, 2008 by Life Time Fitness, Inc. for the benefit of SNH LTF Properties LLC.	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.27	Form of Omnibus Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated November 10, 2008.	Incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K for the year ended December 31, 2008 (File No. 001-32230).
10.28#	Form of 2009 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2009 (File No. 001-32230).
10.29#	Form of Restricted Stock Agreement for 2004 Long-Term Incentive Plan granted June 11, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 11, 2009 (File No. 001-32230).
10.30#	Form of 2010 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).
10.31	Form of Omnibus Waiver and Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated February 23, 2010.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).

10.10
Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center - Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.
Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant's Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
10.11#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009).	Incorporated by reference to Appendix B to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009.
10.12#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.17 to the Registrant's Form10-K for the year ended December 31, 2008 (File No. 001-32230).
10.13#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.14#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.15
Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.1 to the Registrant's Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).
10.16	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated April 15, 2005 (File No. 001-32230).
10.17#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.18#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant's Form10-K for the year ended December 31, 2006 (File No. 001-32230).
10.19#	Form of 2007 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 14, 2007 (File No. 001-32230).
10.20
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 2007 (File No. 001-32230).
10.21#	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 17, 2008 (File No. 001-32230).
10.22#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008.
10.23
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 10, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 2010 (File No. 001-32230).

10.24	Purchase and Sale Agreement by and among Life Time Fitness, Inc. and LTF Real Estate Company, Inc., as Seller, and Senior Housing Properties Trust, as Purchaser, dated as of August 21, 2008.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.25	Lease Agreement dated as of August 21, 2008 by and among SNH LTF Properties LLC, as Landlord, and LTF Real Estate Company, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.26	Guaranty Agreement dated as of August 21, 2008 by Life Time Fitness, Inc. for the benefit of SNH LTF Properties LLC.	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 001-32230).
10.27	Form of Omnibus Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated November 10, 2008.	Incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K for the year ended December 31, 2008 (File No. 001-32230).
10.28#	Form of 2009 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2009 (File No. 001-32230).
10.29#	Form of Restricted Stock Agreement for 2004 Long-Term Incentive Plan granted June 11, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 11, 2009 (File No. 001-32230).
10.30#	Form of 2010 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).
10.31	Form of Omnibus Waiver and Amendment to Loan Documents with Teachers Insurance and Annuity Association of America dated February 23, 2010.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).
10.32#	Life Time Fitness, Inc. 2011 Long-Term Incentive Plan.	Incorporated by reference to Appendix A to the Registrant's proxy statement for its 2011 Annual Meeting of Shareholders (File No. 001-32230) filed with the Commission on March 7, 2011.
10.33#	Form of 2011 Restricted Stock Agreement (Executive) for 2011 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2011 (File No. 001-32230).
10.34#	Form of 2011 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2011 (File No. 001-32230).

10.35
Third Amended and Restated Credit Agreement dated as of June 30, 2011 between the Company; certain Subsidiaries of the Company; certain Lenders; U.S. Bank National Association, a national banking association, as one of the Lenders, as the Swingline Lender, as Agent, as Left Lead Bookrunner, and as Left Lead Arranger; J.P. Morgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger; RBC Capital Markets ("RBC"), as Joint Bookrunner and Joint Lead Arranger; RBC and JPMorgan Chase Bank as Syndication Agents, and Bank of America, N.A. as Documentation Agent.
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2011 (File No. 001-32230).
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
101
The following materials from Life Time Fitness's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of shareholders' equity, (iv) consolidated statements of cash flows, and (v) notes to the consolidated financial statements.
Filed Electronically.

___________________

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2012.

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
Name: John M. Hugo Title: Vice President and Corporate Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2012 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ Giles H. Bateman *	Director
Giles H. Bateman

/s/ Jack W. Eugster *	Director
Jack W. Eugster

/s/ Guy C. Jackson *	Director
Guy C. Jackson

/s/ John K. Lloyd *	Director
John K. Lloyd

/s/ Martha A. Morfitt *	Director
Martha A. Morfitt

/s/ John B. Richards *	Director
John B. Richards

/s/ Joseph S. Vassalluzzo *	Director
Joseph S. Vassalluzzo
____________________
*    Michael R. Robinson, by signing his name hereto, does hereby sign this document on behalf of each of the above‑named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Michael R. Robinson
Michael R. Robinson, Attorney-in-Fact