Form 10-Q
period 2012-03-31
LIFE TIME FITNESS, INC.
filed 2012-04-26
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of shares outstanding of the registrant's common stock as of April 18, 2012 was 42,865,562 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,797	$7,487
Accounts receivable, net	5,551	6,156
Center operating supplies and inventories	21,876	21,600
Prepaid expenses and other current assets	25,573	22,905
Deferred membership origination costs	12,221	12,525
Deferred income taxes	4,345	9,850
Income tax receivable	3,013	5,022
Total current assets	83,376	85,545
PROPERTY AND EQUIPMENT, net	1,755,264	1,740,434
RESTRICTED CASH	1,264	1,088
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,168	8,131
GOODWILL	26,456	25,550
OTHER ASSETS	59,236	55,080
TOTAL ASSETS	$1,933,764	$1,915,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,102	$6,849
Accounts payable	23,105	22,035
Construction accounts payable	24,816	21,892
Accrued expenses	58,187	56,284
Deferred revenue	40,268	33,898
Total current liabilities	153,478	140,958
LONG-TERM DEBT, net of current portion	643,374	679,449
DEFERRED RENT LIABILITY	20,351	19,370
DEFERRED INCOME TAXES	100,382	100,582
DEFERRED REVENUE	8,221	8,203
OTHER LIABILITIES	10,147	9,793
Total liabilities	935,953	958,355
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 42,866,712 and 42,428,265 shares issued and outstanding, respectively	857	849
Additional paid-in capital	455,861	441,813
Retained earnings	543,076	517,404
Accumulated other comprehensive loss	(1,983)	(2,593)
Total shareholders’ equity	997,811	957,473
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,933,764	$1,915,828
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
REVENUE:
Membership dues	$175,470	$158,013
Enrollment fees	3,954	5,201
In-center revenue	84,616	73,689
Total center revenue	264,040	236,903
Other revenue	4,407	3,742
Total revenue	268,447	240,645
OPERATING EXPENSES:
Center operations	160,715	149,552
Advertising and marketing	10,356	8,563
General and administrative	13,703	12,651
Other operating	8,391	5,992
Depreciation and amortization	26,960	23,624
Total operating expenses	220,125	200,382
Income from operations	48,322	40,263
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $0 and $1, respectively	(6,277)	(5,504)
Equity in earnings of affiliate	373	301
Total other income (expense)	(5,904)	(5,203)
INCOME BEFORE INCOME TAXES	42,418	35,060
PROVISION FOR INCOME TAXES	16,746	14,224
NET INCOME	$25,672	$20,836

BASIC EARNINGS PER COMMON SHARE	$0.62	$0.52
DILUTED EARNINGS PER COMMON SHARE	$0.62	$0.51
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	41,174	40,362
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	41,675	40,949

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
NET INCOME	$25,672	$20,836
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of taxes of $(287) and $(53), respectively	$729	$139
Unrealized losses on cash flow hedges, net of taxes of $79 and $0, respectively	(119)	—
Other comprehensive income/loss, net of tax:	610	139
COMPREHENSIVE INCOME	$26,282	$20,975

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,672	$20,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,960	23,624
Deferred income taxes	5,360	741
(Gain) loss on disposal of property and equipment, net	(2)	137
Amortization of deferred financing costs	503	587
Share-based compensation	3,878	3,308
Excess tax benefit related to share-based payment arrangements	(8,118)	(2,074)
Changes in operating assets and liabilities	19,789	13,196
Other	(139)	(232)
Net cash provided by operating activities	73,903	60,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,477)	(38,363)
Acquisitions, net of cash acquired	(6,578)	(1,245)
Proceeds from sale of property and equipment	363	338
Proceeds from property insurance settlements	670	—
Increase in other assets	(172)	(22)
Increase in restricted cash	(177)	(47)
Net cash used in investing activities	(44,371)	(39,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(1,441)	(2,184)
Repayments of revolving credit facility, net	(34,600)	(22,200)
Increase in deferred financing costs	(10)	—
Excess tax benefit related to share-based payment arrangements	8,118	2,074
Proceeds from stock option exercises	1,972	774
Proceeds from employee stock purchase plan	388	336
Stock purchased for employee stock purchase plan	(649)	(547)
Net cash used in financing activities	(26,222)	(21,747)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,310	(963)
CASH AND CASH EQUIVALENTS – Beginning of period	7,487	12,227
CASH AND CASH EQUIVALENTS – End of period	$10,797	$11,264

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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2011.

2.	Share-Based Compensation
Stock Option and Incentive Plans
We have four share-based compensation plans, the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make additional grants under the 1998 Plan and the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of March 31, 2012, there were 2,153,026 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of March 31, 2012, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 306,160 shares were outstanding and vested, and a total of 3,656,748 restricted shares were granted, of which 1,423,176 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, was as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Share-based compensation expense related to restricted shares	$3,848	$3,278
Share-based compensation expense related to ESPP	30	30
Total share-based compensation expense	$3,878	$3,308

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,902,083	$24.27
Granted	331,750	$50.47
Canceled	(6,970)	$25.29
Vested	(803,687)	$21.98
Outstanding at March 31, 2012	1,423,176	$31.66

During the three months ended March 31, 2012 and 2011, we issued 331,750 and 337,029 shares of restricted stock, respectively, with an aggregate fair value of $16.7 million and $12.9 million, respectively. The grant date fair market value of restricted shares that vested during the three months ended March 31, 2012 and 2011 was $17.7 million and $6.7 million, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of March 31, 2012, there was $35.6 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.1 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule. A specified diluted EPS target was achieved for fiscal 2011 and consequently, 50% of the then-outstanding restricted shares (representing 453,500 shares of restricted stock) vested. As of March 31, 2012, 451,500 of the remaining shares were still outstanding and unvested. The remaining shares will vest if a specified diluted EPS target is achieved for fiscal 2012. In the event that we do not achieve the specified diluted EPS target for fiscal 2012, the remaining restricted stock will be forfeited.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and $3.9 million in 2011. In accordance with the related accounting guidance, all of the vested restricted shares were included in our total diluted share count at December 31, 2011 and March 31, 2012.
In fourth quarter 2011, we determined that achieving the 2012 diluted EPS targets required for vesting of the remaining restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million in fourth quarter 2011 and $0.7 million in the first three months of 2012. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $2.0 million (pretax) ratably in 2012. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is not probable that the minimum diluted EPS performance threshold for 2012 will be met, no further compensation cost will be recognized and any recognized compensation cost relating to the shares that have not vested will be reversed. In accordance with the related accounting guidance, none of the remaining unvested restricted shares were included in our total diluted share count at March 31, 2012 or 2011.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	407,200	$23.62	2.9	$9,429
Exercised	(101,040)	$19.52
Canceled	—	$—
Outstanding at March 31, 2012	306,160	$24.98	2.8	$7,836
Vested at March 31, 2012	306,160	$24.98	2.8	$7,836

No stock options have been granted since 2007. As of March 31, 2012, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $3.0 million and $0.4 million, respectively.
Our net cash proceeds from the exercise of stock options were $2.0 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. The actual income tax benefit realized from stock option exercises and restricted stock vesting was $8.1 million and $2.1 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began January 1, 2012 and ends June 30, 2012. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the three months ended March 31, 2012, $0.4 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,302,020 shares of common stock available for purchase under the ESPP as of March 31, 2012.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first three months of 2012, we repurchased 12,650 shares for approximately $0.6 million. As of March 31, 2012, there were 302,020 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60 million or at the close of business on August 17, 2013, whichever comes earlier. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of March 31, 2012, no shares have been repurchased under this program.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

3.     Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 2,477 and 42,277 for the three months ended March 31, 2012 and 2011, respectively.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended
	March 31,
	2012	2011
Net income	$25,672	$20,836
Weighted average number of common shares outstanding – basic	41,174	40,362
Effect of dilutive stock options	129	185
Effect of dilutive restricted stock awards	372	402
Weighted average number of common shares outstanding – diluted	41,675	40,949
Basic earnings per common share	$0.62	$0.52
Diluted earnings per common share	$0.62	$0.51

4.	Operating Segment
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
The following table presents revenue for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
Membership dues	$175,470	$158,013
Enrollment fees	3,954	5,201
Personal training	41,760	37,109
Other in-center revenue	42,856	36,580
Other revenue	4,407	3,742
Total revenue	$268,447	$240,645

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

5.	Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Accounts receivable, net	$389	$(1,467)
Center operating supplies and inventories	(276)	(473)
Prepaid expenses and other current assets	(1,506)	(5,101)
Income tax receivable	2,009	9,916
Deferred membership origination costs	266	1,105
Accounts payable	1,330	2,547
Accrued expenses	9,991	1,592
Deferred revenue	6,176	4,170
Deferred rent liability	981	729
Other liabilities	429	178
Changes in operating assets and liabilities	$19,789	$13,196

We made cash payments for income taxes of $1.2 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.
We made cash payments for interest, net of capitalized interest, of $5.6 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively. Capitalized interest was $0.5 million and $0.4 million for the same periods.
Construction accounts payable was $24.8 million and $22.0 million at March 31, 2012 and 2011, respectively.

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
In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance on goodwill impairment testing. The guidance became effective for us in fiscal 2012. The guidance allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In June 2011, the FASB updated guidance on presentation of comprehensive income. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. As this guidance relates to presentation only, the adoption did not have a material impact on our consolidated financial statements.

8.	Derivative Instruments
As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of March 31, 2012, the $1.9 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $3.2 million gross fair market value of the swap contract was included in long-term debt.
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
The carrying amounts related to cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments. The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. The fair value estimates presented are based on information available to us as of March 31, 2012. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	March 31, 2012
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$400,655	$398,371
Obligations under capital leases	16,332	16,423
Floating-rate debt	233,489	233,489
Total	$650,476	$648,283

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion may contain forward-looking statements regarding us and our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
The interim consolidated financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2011.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of April 26, 2012, we operated 103 centers primarily in residential locations across 27 markets in 21 states and one Canadian province under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
We compare the results of our centers based on how long the centers have been open at the most recent measurement period. We include a center's revenue in the same center revenue category for comparison purposes beginning on the first day of the thirteenth full calendar month of the center's operations, prior to which time we refer to the center as a new center. We include an acquired center's revenue in the same center revenue category for comparison purposes beginning on the first day of the thirteenth full calendar month after we assumed the center's operations. We also include a center's revenue in the same center revenue category for comparison purposes beginning on the first day of the thirty-seventh full calendar month of the center's operations, prior to which time we refer to the center as a new center.
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the three new large format centers we have opened or plan to open in 2012, one will be in an existing market. In addition, in January 2012, we acquired Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Tennis Atlanta. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
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
During 2010, our annual attrition rate decreased from 40.6% to 36.3%. During 2011, our annual attrition rate decreased from 36.3% to 35.0%. At March 31, 2012, our annual (or trailing twelve month) attrition rate was 35.6%. In 2010 and 2011, we saw our attrition rate decrease due in part to increased programming focused on member engagement and center utilization. The attrition rate increased during the first quarter of 2012 due primarily to membership transitions in centers we acquired in late 2011 and a dues price increase in late 2011.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (65.4% of total revenue for the three months ended March 31, 2012, down from 65.7% for the three months ended March 31, 2011) and enrollment fees (1.5% of total revenue for the three months ended March 31, 2012, down from 2.1% for the three months ended March 31, 2011) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (31.5% of total revenue for the three months ended March 31, 2012, up from 30.6% for the three months ended March 31, 2011), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•
Third, we have expanded the LIFE TIME FITNESS brand into other healthy way-of-life related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (1.6% of total revenue for the three months ended March 31, 2012, and 1.6% for the three months ended March 31, 2011), including our media, total health and athletic events businesses. Our primary media offering is our magazine, Experience Life®. Other revenue also includes one stand-alone restaurant in the Minneapolis market and rental income from our Highland Park, Minnesota office building.

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

•
Other operating expenses include the costs associated with our media, athletic events and nutritional product businesses, one restaurant and other corporate expenses, as well as gains or losses on our disposal of assets.

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
Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2011.

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended
	March 31,
	2012	2011
REVENUE:
Membership dues	65.4%	65.7%
Enrollment fees	1.5	2.1
In-center revenue	31.5	30.6
Total center revenue	98.4	98.4
Other revenue	1.6	1.6
Total revenue	100.0	100.0
OPERATING EXPENSES:
Center operations	59.9	62.1
Advertising and marketing	3.9	3.6
General and administrative	5.1	5.3
Other operating	3.0	2.5
Depreciation and amortization	10.1	9.8
Total operating expenses	82.0	83.3
Income from operations (operating profit)	18.0	16.7
OTHER INCOME (EXPENSE):
Interest expense, net	(2.3)	(2.3)
Equity in earnings of affiliate	0.1	0.2
Total other income (expense)	(2.2)	(2.1)
INCOME BEFORE INCOME TAXES	15.8	14.6
PROVISION FOR INCOME TAXES	6.2	5.9
NET INCOME	9.6%	8.7%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	5.4%	5.3%
Same-center revenue growth (open 37 months or longer) (1)	5.0%	3.8%
Average center revenue per membership (2)	$386	$379
Average in-center revenue per membership (3)	$124	$118
Trailing 12-month attrition rate (4)	35.6%	36.1%
Quarterly attrition rate (5)	8.9%	8.4%
EBITDA (in thousands) (6)	$75,655	$64,188
EBITDA margin (7)	28.2%	26.7%
EBITDAR (in thousands) (6)	$85,239	$74,747
EBITDAR margin (8)	31.8%	31.1%
Capital expenditures (in thousands) (9)	$38,477	$38,363
Free cash flow (in thousands) (10)	$35,426	$21,760

Operating data (end of period) (11):
Centers open	103	90
Memberships	704,467	650,784
Center square footage (12)	9,669,819	8,922,617

(1)
Membership dues, enrollment fees and in-center revenue for a center are included in same center revenue growth - 13 month beginning on the first day of the thirteenth full calendar month of the center's operation and are included in same center revenue growth - 37 month beginning on the first day of the thirty-seventh full calendar month of the center's operation.

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

(5)	Quarterly attrition rate is calculated as follows: total terminations for the quarter (excluding frozen/Flex memberships) divided into the average beginning month membership balance for the quarter.

(6)
EBITDA is a non-GAAP non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR is EBITDA net of rent expense. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Net income	$25,672	$20,836
Interest expense, net	6,277	5,504
Provision for income taxes	16,746	14,224
Depreciation and amortization	26,960	23,624
EBITDA	$75,655	$64,188
Rent expense	9,584	10,559
EBITDAR	$85,239	$74,747

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

(9)
Capital expenditures represent investments in our new centers, remodeling our acquired centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$73,903	$60,123
Less: Purchases of property and equipment	(38,477)	(38,363)
Free cash flow	$35,426	$21,760

(11)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

(12)
The square footage presented in this table reflects fitness square footage which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Total revenue. Total revenue increased $27.8 million, or 11.6%, to $268.4 million for the three months ended March 31, 2012, from $240.6 million for the three months ended March 31, 2011.
Total center revenue grew $27.1 million, or 11.5%, to $264.0 million for the three months ended March 31, 2012, from $236.9 million for the three months ended March 31, 2011. Of the $27.1 million increase in total center revenue,

•
64.3% was from membership dues, which increased $17.5 million, or 11.0%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 8.2% to 704,467 at March 31, 2012 from 650,784 at March 31, 2011.

•
40.3% was from in-center revenue, which increased $10.9 million, or 14.8%, primarily as a result of increased personal training revenue, which increased $4.7 million, or 12.5%, and increased sales of our LifeSpa and LifeCafe products and services, which increased $4.4 million, or 16.0%. Average in-center revenue per membership increased to $124 for the three months ended March 31, 2012 from $118 for the three months ended March 31, 2011.

•
(4.6)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2010, the estimated average membership life has been 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $1.2 million for the three months ended March 31, 2012 to $4.0 million. The revenue recognized from enrollment fees is lower in the first quarter of 2012 as compared to the first quarter of 2011 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $0.7 million, or 17.8%, to $4.4 million for the three months ended March 31, 2012, which was primarily due to growth in media.

Center operations expenses. Center operations expenses totaled $160.7 million, or 60.9% of total center revenue (or 59.9% of total revenue), for the three months ended March 31, 2012 compared to $149.6 million, or 63.1% of total center revenue (or 62.1% of total revenue), for the three months ended March 31, 2011. This $11.1 million increase primarily consisted of an increase of $7.6 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $10.4 million, or 3.9% of total revenue, for the three months ended March 31, 2012, compared to $8.6 million, or 3.6% of total revenue, for the three months ended March 31, 2011. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $13.7 million, or 5.1% of total revenue, for the three months ended March 31, 2012, compared to $12.7 million, or 5.3% of total revenue, for the three months ended March 31, 2011. This increase of $1.0 million is primarily related to corporate initiatives to support our continued growth. For the three months ended March 31, 2012, share-based compensation expense related to the special 2009 restricted stock grant totaled $0.7 million of which $0.5 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $8.4 million for the three months ended March 31, 2012, compared to $6.0 million for the three months ended March 31, 2011. This increase is primarily due to growth in infrastructure and operating costs of approximately $1.4 million in our media, athletic events and total health divisions.
Depreciation and amortization. Depreciation and amortization was $27.0 million for the three months ended March 31, 2012, compared to $23.6 million for the three months ended March 31, 2011. This increase was primarily due to the depreciation on the six formerly leased facilities which we acquired in December 2011.
Interest expense, net. Interest expense, net of interest income, was $6.3 million for the three months ended March 31, 2012, compared to $5.5 million for the three months ended March 31, 2011. This $0.8 million increase was primarily the result of an increase in debt levels over the three months ended March 31, 2011.
Provision for income taxes. The provision for income taxes was $16.7 million for the three months ended March 31, 2012, compared to $14.2 million for the three months ended March 31, 2011. This $2.5 million increase was due to an increase in income before income taxes of $7.4 million.
Net income. As a result of the factors described above, net income was $25.7 million, or 9.6% of total revenue, for the three months ended March 31, 2012 compared to $20.8 million, or 8.7% of total revenue, for the three months ended March 31, 2011.

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
The following table summarizes our capital structure as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(In thousands)
Debt
Long-term debt	$643,374	$679,449
Current maturities of long-term debt	7,102	6,849
Total debt	650,476	686,298
Shareholders’ Equity
Common stock	857	849
Additional paid-in capital	455,861	441,813
Retained earnings	543,076	517,404
Accumulated other comprehensive (loss) income	(1,983)	(2,593)
Total shareholders’ equity	997,811	957,473
Total capitalization	$1,648,287	$1,643,771

Operating Activities
As of March 31, 2012, we had total cash and cash equivalents of $10.8 million. We also had $254.5 million available under the existing terms of our revolving credit facility as of March 31, 2012.
Net cash provided by operating activities was $73.9 million for the three months ended March 31, 2012 compared to $60.1 million for the three months ended March 31, 2011. This increase is primarily due to increased net income and changes in working capital.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $44.4 million for the three months ended March 31, 2012 compared to $39.3 million for the three months ended March 31, 2011. The increase of $5.1 million was primarily due to acquisitions.

Our capital expenditures were as follows:

	For the Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash purchases of property and equipment	$38,477	$38,363
Non-cash change in construction accounts payable	2,924	(2,283)
Other non-cash changes to property and equipment	(234)	100
Total capital expenditures	$41,167	$36,180
The following schedule reflects capital expenditures by type of expenditure:

	For the Three Months Ended
	March 31,
	2012	2011
	(In thousands)
New center land and construction	$25,613	$29,673
Maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures	15,554	6,507
Total capital expenditures	$41,167	$36,180

At March 31, 2012, we had purchased the real property for one and entered into ground leases for two of the three large format centers we have opened or plan to open in 2012, and we had entered into a ground lease for one of the large format centers that we plan to open after 2012. Construction in progress, including land purchased for future development, totaled $59.9 million at March 31, 2012 and $102.7 million at March 31, 2011.
We expect our capital expenditures to be approximately $200 million to $250 million in 2012, including approximately $162 million to $212 million in the remaining nine months of 2012. Of this approximately $162 million to $212 million, we expect to incur approximately $116 million to $146 million for new center construction and approximately $46 million to $66 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Net cash used in financing activities was $26.2 million for the three months ended March 31, 2012 compared to $21.7 million for the three months ended March 31, 2011. The increase of $4.5 million was primarily due to increased repayments on our revolving credit facility.

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016	$397,400	$432,000
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	98,098	98,493
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	71,587	71,905
Other	67,059	67,283
Total debt (excluding obligations under capital leases)	634,144	669,681
Obligations under capital leases	16,332	16,617
Total debt	650,476	686,298
Less current maturities	7,102	6,849
Total long-term debt	$643,374	$679,449
Revolving Credit Facility
The amount of our revolving credit facility is $660.0 million. We may increase the total amount of the facility up to $900.0 million through the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million. As of March 31, 2012, $397.4 million was outstanding on the revolving credit facility, plus $8.1 million related to letters of credit, leaving $254.5 million available for additional borrowing under the revolving credit facility.
As of March 31, 2012, $397.4 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.5%. The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2012 was 2.6% and $397.1 million, respectively. The maximum month-end balance during the three months ended March 31, 2012 was $427.7 million.
As of March 31, 2011, $332.0 million was outstanding on the revolving credit facility at a weighted average interest rate of 1.3%. The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2011 was 1.5% and $322.3 million, respectively. The maximum month-end balance during the three months ended March 31, 2011 was $335.1 million.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2012.
Our primary financial covenants under the revolving credit facility are:

		Actual as of	Actual as of
		March 31,	December 31,
Covenant	Requirement	2012	2011
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.62 to 1.00	2.83 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.70 to 1.00	3.51 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	3.09 to 1.00	2.79 to 1.00
The formulas for these covenants are specifically defined in the Third Amended and Restated Credit Agreement and include, among other things, an add back of share-based compensation expense to EBITDAR.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of March 31, 2012 and December 31, 2011, our net floating rate indebtedness was approximately $230.3 million and $267.9 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the three months ended March 31, 2012, our interest costs would have increased by approximately $0.6 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2012, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2012

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
January 1-31, 2012	—	$—	—	314,670
February 1-29, 2012	12,650	$51.32	12,650	302,020
March 1-31, 2012	—	$—	—	302,020
Total	12,650	$51.32	12,650	302,020

(1)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan. In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. As of March 31, 2012, no shares have been repurchased under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Form of 2012 Restricted Stock Agreement (Executive) for 2011 Long-Term Incentive Plan with performance based vesting component.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2012.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
Name: Michael R. Robinson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo Title: Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Form of 2012 Restricted Stock Agreement (Executive) for 2011 Long-Term Incentive Plan with performance based vesting component.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to the unaudited consolidated financial statements.
Filed Electronically.