Form 10-Q
period 2012-06-30
LIFE TIME FITNESS, INC.
filed 2012-07-30
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares outstanding of the registrant's common stock as of July 18, 2012 was 43,501,691 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,499	$7,487
Accounts receivable, net	8,111	6,156
Center operating supplies and inventories	25,999	21,600
Prepaid expenses and other current assets	25,033	22,905
Deferred membership origination costs	12,226	12,525
Deferred income taxes	5,764	9,850
Income tax receivable	—	5,022
Total current assets	92,632	85,545
PROPERTY AND EQUIPMENT, net	1,786,183	1,740,434
RESTRICTED CASH	1,538	1,088
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,809	8,131
GOODWILL	34,272	25,550
OTHER ASSETS	71,012	55,080
TOTAL ASSETS	$1,994,446	$1,915,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,866	$6,849
Accounts payable	18,829	22,035
Construction accounts payable	16,666	21,892
Accrued expenses	74,257	56,284
Deferred revenue	42,936	33,898
Total current liabilities	160,554	140,958
LONG-TERM DEBT, net of current portion	667,408	679,449
DEFERRED RENT LIABILITY	21,077	19,370
DEFERRED INCOME TAXES	94,465	100,582
DEFERRED REVENUE	8,859	8,203
OTHER LIABILITIES	12,964	9,793
Total liabilities	965,327	958,355
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 43,487,813 and 42,428,265 shares issued and outstanding, respectively	870	849
Additional paid-in capital	458,911	441,813
Retained earnings	573,368	517,404
Accumulated other comprehensive loss	(4,030)	(2,593)
Total shareholders’ equity	1,029,119	957,473
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,994,446	$1,915,828
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE:
Membership dues	$184,895	$167,013	$360,365	$325,026
Enrollment fees	3,929	4,686	7,883	9,887
In-center revenue	90,118	80,299	174,734	153,988
Total center revenue	278,942	251,998	542,982	488,901
Other revenue	9,362	4,696	13,769	8,438
Total revenue	288,304	256,694	556,751	497,339
OPERATING EXPENSES:
Center operations	166,554	156,654	327,269	306,206
Advertising and marketing	9,689	8,997	20,045	17,560
General and administrative	13,856	12,112	27,559	24,763
Other operating	12,761	8,013	21,152	14,005
Depreciation and amortization	28,861	24,663	55,821	48,287
Total operating expenses	231,721	210,439	451,846	410,821
Income from operations	56,583	46,255	104,905	86,518
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $1, $1, $1 and $2, respectively	(6,545)	(4,697)	(12,822)	(10,201)
Equity in earnings of affiliate	395	326	768	627
Total other income (expense)	(6,150)	(4,371)	(12,054)	(9,574)
INCOME BEFORE INCOME TAXES	50,433	41,884	92,851	76,944
PROVISION FOR INCOME TAXES	20,141	16,937	36,887	31,161
NET INCOME	$30,292	$24,947	$55,964	$45,783

BASIC EARNINGS PER COMMON SHARE	$0.73	$0.62	$1.35	$1.14
DILUTED EARNINGS PER COMMON SHARE	$0.73	$0.61	$1.34	$1.12
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	41,462	40,381	41,313	40,259
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	41,750	40,771	41,777	40,763

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET INCOME	$30,292	$24,947	$55,964	$45,783
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of taxes of $276, $34, $(11) and $(20), respectively	$(691)	$(88)	$37	$51
Unrealized losses on cash flow hedges, net of taxes of $904, $0, $983 and $0, respectively	(1,355)	—	(1,474)	—
Other comprehensive income (loss), net of tax:	(2,046)	(88)	(1,437)	51
COMPREHENSIVE INCOME	$28,246	$24,859	$54,527	$45,834

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,964	$45,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,821	48,287
Deferred income taxes	(1,073)	(896)
Loss on disposal of property and equipment, net	579	390
Amortization of deferred financing costs	1,006	1,297
Share-based compensation	7,312	6,408
Excess tax benefit related to share-based payment arrangements	(8,365)	(2,765)
Changes in operating assets and liabilities	31,450	20,563
Other	(504)	(556)
Net cash provided by operating activities	142,190	118,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(106,102)	(83,023)
Acquisitions, net of cash acquired	(26,415)	(7,181)
Proceeds from sale of property and equipment	362	453
Proceeds from property insurance settlements	790	—
Increase in other assets	(250)	(111)
Decrease in restricted cash	651	2,011
Net cash used in investing activities	(130,964)	(87,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(3,521)	(73,604)
Repayments of (proceeds from) revolving credit facility, net	(10,000)	41,600
Increase in deferred financing costs	(256)	(4,342)
Excess tax benefit related to share-based payment arrangements	8,365	2,765
Proceeds from stock option exercises	1,982	1,045
Proceeds from employee stock purchase plan	590	517
Stock purchased for employee stock purchase plan	(649)	(547)
Net cash used in financing activities	(3,489)	(32,566)

Effect of exchange rates on cash and cash equivalents	275	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,012	(1,906)
CASH AND CASH EQUIVALENTS – Beginning of period	7,487	12,227
CASH AND CASH EQUIVALENTS – End of period	$15,499	$10,321

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
Stock Option and Incentive Plans
We have four share-based compensation plans, the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make grants under the 1998 Plan and the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of June 30, 2012, there were 1,541,003 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of June 30, 2012, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 305,810 shares were outstanding and vested, and a total of 4,280,025 restricted shares were granted, of which 2,001,798 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Share-based compensation expense related to restricted shares	$3,404	$3,070	$7,252	$6,348
Share-based compensation expense related to ESPP	30	30	60	60
Total share-based compensation expense	$3,434	$3,100	$7,312	$6,408

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,902,083	$24.27
Granted	331,750	$50.47
Canceled	(6,970)	$25.29
Vested	(803,687)	$21.98
Outstanding at March 31, 2012	1,423,176	$31.66
Granted	623,276	$46.00
Canceled	(11,137)	$29.52
Vested	(33,517)	$31.94
Outstanding at June 30, 2012	2,001,798	$36.13

During the six months ended June 30, 2012 and 2011, we issued 955,026 and 359,550 shares of restricted stock, respectively, with an aggregate fair value of $45.4 million and $13.8 million, respectively. The grant date fair market value of restricted shares that vested during the six months ended June 30, 2012 and 2011 was $18.7 million and $7.7 million, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of June 30, 2012, there was $32.6 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.9 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule. A specified diluted EPS target was achieved for fiscal 2011 and consequently, 50% of the then-outstanding restricted shares (representing 453,500 shares of restricted stock) vested. As of June 30, 2012, 448,000 of the remaining shares were still outstanding and unvested. The remaining shares will vest if a specified diluted EPS target is achieved for fiscal 2012. In the event that we do not achieve the specified diluted EPS target for fiscal 2012, the remaining restricted stock will be forfeited.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and $3.9 million in 2011. In accordance with the related accounting guidance, all of the vested restricted shares were included in our total diluted share count at December 31, 2011 and June 30, 2012.
In fourth quarter 2011, we determined that achieving the 2012 diluted EPS targets required for vesting of the remaining restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million in fourth quarter 2011 and $1.3 million in the first six months of 2012. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $1.3 million (pretax) ratably in 2012. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is not probable that the minimum diluted EPS performance threshold for 2012 will be met, no further compensation cost will be recognized and any recognized compensation cost relating to the shares that have not vested will be reversed. In accordance with the related accounting guidance, none of the remaining unvested restricted shares were included in our total diluted share count at June 30, 2012 or 2011.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Special 2012 Restricted Stock Grant
In May 2012, the Compensation Committee of our Board of Directors approved the grant of 598,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. These shares were included in the overall grant of 955,026 restricted shares granted in the first six months of 2012. The cumulative EPS target measures cumulative EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. The ROIC target is measured in the last year of the applicable performance period. If the specified cumulative EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. For example, if the 2015 performance targets were satisfied and 50% of the shares vested, the remaining 50% of the restricted shares will vest in 2016 if the 2016 performance targets were satisfied. If the 2015 performance targets were not satisfied, but the 2016 performance targets are met, 100% of the restricted shares will vest. In the event that we do not achieve the specified cumulative EPS and ROIC targets for the performance period ending December 31, 2016, the restricted stock will be forfeited. A maximum of $27.6 million could be recognized as compensation expense under this grant if all EPS and ROIC targets are met.
We consider the specific cumulative EPS and ROIC targets to be competitively sensitive information during the performance period. However, the Compensation Committee set the cumulative EPS targets at 1.5 times the compound annual growth rate under our current long range plan and the ROIC targets at 1.1 times the ROIC under our current long range plan. We do not believe that achievement of either the cumulative EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the six months ended June 30, 2012. If all of the targets had been considered probable at June 30, 2012, we would have recognized $1.1 million of compensation cost during the six months ended June 30, 2012. If it becomes probable that the EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is no longer probable that the minimum EPS and ROIC performance targets for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed. In accordance with the related accounting guidance, none of the unvested restricted shares were included in our total diluted share count at June 30, 2012.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	407,200	$23.62	2.9	$9,429
Exercised	(101,040)	$19.52
Canceled	—	$—
Outstanding at March 31, 2012	306,160	$24.98	2.8	$7,836
Exercised	(350)	$28.05
Canceled	—	$—
Outstanding at June 30, 2012	305,810	$24.97	2.5	$6,601
Vested at June 30, 2012	305,810	$24.97	2.5	$6,601

No stock options have been granted since 2007. As of June 30, 2012, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $3.0 million and $0.6 million, respectively.
Our net cash proceeds from the exercise of stock options were $2.0 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. The actual income tax benefit realized from stock option exercises and restricted stock vesting was $8.4 million and $2.8 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began January 1, 2012 and ends June 30, 2012. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the six months ended June 30, 2012, $0.6 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,302,020 shares of common stock available for purchase under the ESPP as of June 30, 2012.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first six months of 2012, we repurchased 12,650 shares for approximately $0.6 million. As of June 30, 2012, there were 302,020 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60 million or at the close of business on August 17, 2013, whichever comes earlier. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of June 30, 2012, no shares have been repurchased under this program.

3.     Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 30,037 and 54,277 for the three months ended June 30, 2012 and 2011, respectively and 2,477 and 42,277 for the six months ended June 30, 2012 and 2011, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The basic and diluted EPS calculations are shown below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$30,292	$24,947	$55,964	$45,783
Weighted average number of common shares outstanding – basic	41,462	40,381	41,313	40,259
Effect of dilutive stock options	119	169	124	175
Effect of dilutive restricted stock awards	169	221	340	329
Weighted average number of common shares outstanding – diluted	41,750	40,771	41,777	40,763
Basic earnings per common share	$0.73	$0.62	$1.35	$1.14
Diluted earnings per common share	$0.73	$0.61	$1.34	$1.12

4.	Operating Segment
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
The following table presents revenue for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Membership dues	$184,895	$167,013	$360,365	$325,026
Enrollment fees	3,929	4,686	7,883	9,887
Personal training	42,777	36,971	84,537	74,080
Other in-center revenue	47,341	43,328	90,197	79,908
Other revenue	9,362	4,696	13,769	8,438
Total revenue	$288,304	$256,694	$556,751	$497,339

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

5.	Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Six Months Ended
	June 30,
	2012	2011
Accounts receivable, net	$(594)	$843
Center operating supplies and inventories	(3,843)	(3,255)
Prepaid expenses and other current assets	(365)	(4,883)
Income tax receivable	5,022	7,458
Deferred membership origination costs	(380)	16
Accounts payable	(3,141)	924
Accrued expenses	23,704	8,110
Deferred revenue	1,710	9,262
Deferred rent liability	8,773	1,570
Other liabilities	564	518
Changes in operating assets and liabilities	$31,450	$20,563

We made cash payments for income taxes of $21.8 million and $21.7 million for the six months ended June 30, 2012 and 2011, respectively.
We made cash payments for interest, net of capitalized interest, of $11.7 million and $8.8 million for the six months ended June 30, 2012 and 2011, respectively. Capitalized interest was $0.6 million and $0.5 million for the same periods.
Construction accounts payable was $16.7 million and $20.0 million at June 30, 2012 and 2011, respectively.

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
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of June 30, 2012, the $3.3 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $5.4 million gross fair market value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continued to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. No ineffectiveness was experienced in the interest rate swap during the three and six months ended June 30, 2012. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.

9.	Fair Value Measurements
The accounting guidance establishes a framework for measuring fair value and expanded disclosures about fair value measurements. The guidance applies to all assets and liabilities that are measured and reported on a fair value basis. This enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that each asset and liability carried at fair value be classified into one of the following categories:
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of June 30, 2012 and December 31, 2011:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of June 30, 2012	$5,437	$—	$5,437	$—
Interest rate swap liability as of December 31, 2011	$2,980	$—	$2,980	$—
Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our consolidated statements of operations.
We had no remeasurements of such assets or liabilities to fair value during the three or six months ended June 30, 2012 or June 30, 2011.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amounts related to cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments.
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3). The fair value estimates presented are based on information available to us as of June 30, 2012. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of our financial liabilities:

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate debt	$399,410	$397,262	$401,789	$399,368
Obligations under capital leases	16,041	16,150	16,617	16,690
Floating-rate debt	259,823	259,823	267,892	267,892
Total	$675,274	$673,235	$686,298	$683,950

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

10. Acquisitions
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
In April 2012, we acquired all of the outstanding shares of ChronoTrack Systems LLC, a transponder timing company that has developed a radio frequency identification timing system for athletic and endurance events including run, bike and multi-sport races. Simultaneous with the acquisition of ChronoTrack Systems LLC, we merged Bazu Media, Inc. (“Bazu”), in which we previously owned 55%, with ChronoTrack Systems LLC to form ChronoTrack Systems Corp., a portion of which is owned by third parties. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed.
During the three months ended June 30, 2012, we also acquired three small athletic event companies which compliment our existing portfolio of athletic events. We recorded the fair value of these acquisitions as identifiable intangibles.

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
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of July 30, 2012, we operated 105 centers primarily in residential locations across 28 markets in 22 states and one Canadian province under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
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
During 2010, our annual attrition rate decreased from 40.6% to 36.3%. During 2011, our annual attrition rate decreased from 36.3% to 35.0%. At June 30, 2012, our annual (or trailing twelve month) attrition rate was 36.0%. In 2010 and 2011, we saw our attrition rate decrease due in part to increased programming focused on member engagement and center utilization. The attrition rate increased slightly during the first six months of 2012 due primarily to membership transitions in centers we acquired in late 2011 and a dues price increase in late 2011 and early 2012.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (64.7% of total revenue for the six months ended June 30, 2012, down from 65.3% for the six months ended June 30, 2011) and enrollment fees (1.4% of total revenue for the six months ended June 30, 2012, down from 2.0% for the six months ended June 30, 2011) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (31.4% of total revenue for the six months ended June 30, 2012, up from 31.0% for the six months ended June 30, 2011), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•
Third, we have expanded the LIFE TIME FITNESS brand into other healthy way-of-life related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (2.5% of total revenue for the six months ended June 30, 2012, up from 1.7% for the six months ended June 30, 2011), including our media, health and athletic events businesses. Our primary media offering is our magazine, Experience Life®. Other revenue also includes one stand-alone restaurant in the Minneapolis market and rental income from our Highland Park, Minnesota office building.

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

Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center and corporate businesses.
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

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE:
Membership dues	64.1%	65.1%	64.7%	65.3%
Enrollment fees	1.4	1.8	1.4	2.0
In-center revenue	31.3	31.3	31.4	31.0
Total center revenue	96.8	98.2	97.5	98.3
Other revenue	3.2	1.8	2.5	1.7
Total revenue	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	57.8	61.0	58.8	61.6
Advertising and marketing	3.4	3.5	3.6	3.5
General and administrative	4.8	4.7	4.9	5.0
Other operating	4.4	3.1	3.8	2.8
Depreciation and amortization	10.0	9.7	10.1	9.7
Total operating expenses	80.4	82.0	81.2	82.6
Income from operations (operating profit)	19.6	18.0	18.8	17.4
OTHER INCOME (EXPENSE):
Interest expense, net	(2.2)	(1.8)	(2.3)	(2.0)
Equity in earnings of affiliate	0.1	0.1	0.1	0.1
Total other income (expense)	(2.1)	(1.7)	(2.2)	(1.9)
INCOME BEFORE INCOME TAXES	17.5	16.3	16.6	15.5
PROVISION FOR INCOME TAXES	7.0	6.6	6.5	6.3
NET INCOME	10.5%	9.7%	10.1%	9.2%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	4.2%	5.4%	4.8%	5.4%
Same-center revenue growth (open 37 months or longer) (1)	3.6%	4.5%	4.3%	4.2%
Average center revenue per membership (2)	$400	$389	$786	$768
Average in-center revenue per membership (3)	$129	$124	$253	$242
Trailing 12-month attrition rate (4)	36.0%	35.8%	36.0%	35.8%
Quarterly attrition rate (5)	8.6%	8.1%	N/A	N/A
EBITDA (in thousands) (6)	$85,839	$71,244	$161,494	$135,432
EBITDA margin (7)	29.8%	27.8%	29.0%	27.2%
EBITDAR (in thousands) (6)	$95,521	$81,819	$180,760	$156,566
EBITDAR margin (8)	33.1%	31.9%	32.5%	31.5%
Capital expenditures (in thousands) (9)	$67,625	$44,660	$106,102	$83,023
Free cash flow (in thousands) (10)	$662	$13,728	$36,088	$35,488

Operating data (end of period) (11):
Centers open	105	92	105	92
Memberships	708,585	664,307	708,585	664,307
Center square footage (12)	9,901,108	9,178,013	9,901,108	9,178,013

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

(6)
EBITDA is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR is EBITDA net of rent expense. These terms, as we define them, may not be comparable to a similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$30,292	$24,947	$55,964	$45,783
Interest expense, net	6,545	4,697	12,822	10,201
Provision for income taxes	20,141	16,937	36,887	31,161
Depreciation and amortization	28,861	24,663	55,821	48,287
EBITDA	$85,839	$71,244	$161,494	$135,432
Rent expense	9,682	10,575	19,266	21,134
EBITDAR	$95,521	$81,819	$180,760	$156,566

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

(9)
Capital expenditures represent investments in our new centers, remodeling our acquired centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at year-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash, share-based compensation capitalized to projects under development.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$68,287	$58,388	$142,190	$118,511
Less: Purchases of property and equipment	(67,625)	(44,660)	(106,102)	(83,023)
Free cash flow	$662	$13,728	$36,088	$35,488

(11)
The operating data presented in these items includes the center owned by Bloomingdale LLC, which is jointly-owned with two unrelated organizations. The data presented elsewhere in this section excludes the center owned by Bloomingdale LLC.

(12)
The square footage presented in this table reflects fitness square footage which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Total revenue. Total revenue increased $31.6 million, or 12.3%, to $288.3 million for the three months ended June 30, 2012, from $256.7 million for the three months ended June 30, 2011.
Total center revenue grew $26.9 million, or 10.7%, to $278.9 million for the three months ended June 30, 2012, from $252.0 million for the three months ended June 30, 2011. Of the $26.9 million increase in total center revenue,

•
66.4% was from membership dues, which increased $17.9 million, or 10.7%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 6.7% to 708,585 at June 30, 2012 from 664,307 at June 30, 2011.

•
36.4% was from in-center revenue, which increased $9.8 million, or 12.2%, primarily as a result of increased personal training revenue, which increased $5.8 million, or 15.7%, and increased sales of our LifeSpa and LifeCafe products and services, which increased $2.3 million, or 7.5%. Average in-center revenue per membership increased to $129 for the three months ended June 30, 2012 from $124 for the three months ended June 30, 2011.

•
(2.8)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2010, the estimated average membership life has been 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $0.8 million for the three months ended June 30, 2012 to $3.9 million. The revenue recognized from enrollment fees was lower in the second quarter of 2012 as compared to the second quarter of 2011 primarily due to lower total enrollment fees over the deferral period.
Other revenue increased $4.7 million, or 99.4%, to $9.4 million for the three months ended June 30, 2012, which was primarily due to growth in athletic events and revenue associated with the ChronoTrack acquisition.
Center operations expenses. Center operations expenses totaled $166.6 million, or 59.7% of total center revenue (or 57.8% of total revenue), for the three months ended June 30, 2012 compared to $156.7 million, or 62.2% of total center revenue (or 61.0% of total revenue), for the three months ended June 30, 2011. This $9.9 million increase primarily consisted of an increase of $7.3 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $9.7 million, or 3.4% of total revenue, for the three months ended June 30, 2012, compared to $9.0 million, or 3.5% of total revenue, for the three months ended June 30, 2011. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $13.9 million, or 4.8% of total revenue, for the three months ended June 30, 2012, compared to $12.1 million, or 4.7% of total revenue, for the three months ended June 30, 2011. This increase of $1.8 million is primarily related to corporate initiatives to support our continued growth. For the three months ended June 30, 2012, share-based compensation expense related to the special 2009 restricted stock grant totaled $0.6 million of which $0.5 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $12.8 million for the three months ended June 30, 2012, compared to $8.0 million for the three months ended June 30, 2011. This increase is primarily due to growth in infrastructure and operating costs of approximately $2.2 million in our media, athletic events and health divisions and costs associated with the ChronoTrack business which was acquired during the quarter.
Depreciation and amortization. Depreciation and amortization was $28.9 million for the three months ended June 30, 2012, compared to $24.7 million for the three months ended June 30, 2011. This increase was primarily due to the depreciation on the six formerly leased facilities which we acquired in December 2011 and the three new facilities opened in the first six months of 2012.
Interest expense, net. Interest expense, net of interest income, was $6.5 million for the three months ended June 30, 2012, compared to $4.7 million for the three months ended June 30, 2011. This $1.8 million increase was primarily the result of an increase in debt levels over the three months ended June 30, 2011.
Provision for income taxes. The provision for income taxes was $20.1 million for the three months ended June 30, 2012, compared to $16.9 million for the three months ended June 30, 2011. This $3.2 million increase was due to an increase in income before income taxes of $8.5 million.
Net income. As a result of the factors described above, net income was $30.3 million, or 10.4% of total revenue, for the three months ended June 30, 2012 compared to $24.9 million, or 9.7% of total revenue, for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Total revenue. Total revenue increased $59.5 million, or 11.9%, to $556.8 million for the six months ended June 30, 2012, from $497.3 million for the six months ended June 30, 2011.
Total center revenue grew $54.1 million, or 11.1%, to $543.0 million for the six months ended June 30, 2012, from $488.9 million for the six months ended June 30, 2011. Of the $54.1 million increase in total center revenue,

•
65.3% was from membership dues, which increased $35.3 million, or 10.9%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 6.7% to 708,585 at June 30, 2012 from 664,307 at June 30, 2011.

•
38.4% was from in-center revenue, which increased $20.7 million, or 13.5%, primarily as a result of increased personal training revenue, which increased $10.5 million, or 14.1%, and increased sales of our LifeSpa and LifeCafe products and services, which increased $6.7 million, or 11.5%. Average in-center revenue per membership increased to $253 for the six months ended June 30, 2012 from $242 for the six months ended June 30, 2011.

•
(3.7)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2010, the estimated average membership life has been 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $2.0 million for the six months ended June 30, 2012 to $7.9 million. The revenue recognized from enrollment fees is lower in the first half of 2012 as compared to the first half of 2011 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $5.3 million, or 63.2%, to $13.8 million for the six months ended June 30, 2012, which was primarily due to growth in athletic events and revenue associated with the ChronoTrack acquisition.
Center operations expenses. Center operations expenses totaled $327.3 million, or 60.3% of total center revenue (or 58.8% of total revenue), for the six months ended June 30, 2012 compared to $306.2 million, or 62.6% of total center revenue (or 61.6% of total revenue), for the six months ended June 30, 2011. This $21.1 million increase primarily consisted of an increase of $14.9 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $20.0 million, or 3.6% of total revenue, for the six months ended June 30, 2012, compared to $17.6 million, or 3.5% of total revenue, for the six months ended June 30, 2011. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $27.6 million, or 4.9% of total revenue, for the six months ended June 30, 2012, compared to $24.8 million, or 5.0% of total revenue, for the six months ended June 30, 2011. This increase of $2.8 million is primarily related to corporate initiatives to support our continued growth. For the six months ended June 30, 2012, share-based compensation expense related to the special 2009 restricted stock grant totaled $1.3 million of which $1.0 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $21.2 million for the six months ended June 30, 2012, compared to $14.0 million for the six months ended June 30, 2011. This increase is primarily due to growth in infrastructure and operating costs of approximately $3.7 million in our media, athletic events and health divisions and costs associated with the ChronoTrack business which was acquired during the second quarter.
Depreciation and amortization. Depreciation and amortization was $55.8 million for the six months ended June 30, 2012, compared to $48.3 million for the six months ended June 30, 2011. This increase was primarily due to the depreciation on the six formerly leased facilities which we acquired in December 2011 and the three new facilities opened in the first six months of 2012.

Interest expense, net. Interest expense, net of interest income, was $12.8 million for the six months ended June 30, 2012, compared to $10.2 million for the six months ended June 30, 2011. This $2.6 million increase was primarily the result of an increase in debt levels over the six months ended June 30, 2011.
Provision for income taxes. The provision for income taxes was $36.9 million for the six months ended June 30, 2012, compared to $31.2 million for the six months ended June 30, 2011. This $5.7 million increase was due to an increase in income before income taxes of $15.9 million.
Net income. As a result of the factors described above, net income was $56.0 million, or 10.1% of total revenue, for the six months ended June 30, 2012 compared to $45.8 million, or 9.2% of total revenue, for the six months ended June 30, 2011.

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
The following table summarizes our capital structure as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
	(In thousands)
Debt
Long-term debt	$667,408	$679,449
Current maturities of long-term debt	7,866	6,849
Total debt	675,274	686,298
Shareholders’ Equity
Common stock	870	849
Additional paid-in capital	458,911	441,813
Retained earnings	573,368	517,404
Accumulated other comprehensive (loss) income	(4,030)	(2,593)
Total shareholders’ equity	1,029,119	957,473
Total capitalization	$1,704,393	$1,643,771

Operating Activities
As of June 30, 2012, we had total cash and cash equivalents of $15.5 million. We also had $229.9 million available under the existing terms of our revolving credit facility as of June 30, 2012.
Net cash provided by operating activities was $142.2 million for the six months ended June 30, 2012 compared to $118.5 million for the six months ended June 30, 2011. This increase is primarily due to increased net income and changes in working capital.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $131.0 million for the six months ended June 30, 2012 compared to $87.9 million for the six months ended June 30, 2011. The increase of $43.1 million was primarily due to acquisitions.
Our capital expenditures were as follows:

	For the Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash purchases of property and equipment	$106,102	$83,023
Non-cash change in construction accounts payable	(5,226)	(4,259)
Other non-cash changes to property and equipment	204	222
Total capital expenditures	$101,080	$78,986
The following schedule reflects capital expenditures by type of expenditure:

	For the Six Months Ended
	June 30,
	2012	2011
	(In thousands)
New center land and construction	$59,727	$52,696
Maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures	41,353	26,290
Total capital expenditures	$101,080	$78,986

At June 30, 2012, we had purchased the real property for one and entered into ground leases for two of the three large format centers we have opened in 2012, we had purchased the real property for one large format center we plan to open after 2012, and we had entered into a ground lease for one of the large format centers that we plan to open after 2012. Construction in progress, including land purchased for future development, totaled $40.6 million at June 30, 2012 and $36.8 million at June 30, 2011.
We expect our capital expenditures to be approximately $220 million to $250 million in 2012, including approximately $114 million to $144 million in the remaining six months of 2012. Of this approximately $114 million to $144 million, we expect to incur approximately $82 million to $102 million for new center construction and approximately $32 million to $42 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.

Financing Activities
Net cash used in financing activities was $3.5 million for the six months ended June 30, 2012 compared to $32.6 million for the six months ended June 30, 2011. The decrease of $29.1 million was primarily due to a large debt retirement made in the second quarter of 2011.
Long-term debt consists of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016	$422,000	$432,000
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	97,713	98,493
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	71,127	71,905
Other	68,393	67,283
Total debt (excluding obligations under capital leases)	659,233	669,681
Obligations under capital leases	16,041	16,617
Total debt	675,274	686,298
Less current maturities	7,866	6,849
Total long-term debt	$667,408	$679,449
Revolving Credit Facility
The amount of our revolving credit facility is $660.0 million. We may increase the total amount of the facility up to $900.0 million through the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million. As of June 30, 2012, $422.0 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.6%, plus $8.1 million related to letters of credit, leaving $229.9 million available for additional borrowing under the revolving credit facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2012 was 2.6% and $390.3 million, respectively. The maximum month-end balance during the six months ended June 30, 2012 was $427.7 million.
As of June 30, 2011, $395.8 million was outstanding on the revolving credit facility at a weighted average interest rate of 1.5%. The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2011 was 1.5% and $343.5 million, respectively. The maximum month-end balance during the six months ended June 30, 2011 was $394.9 million.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of June 30, 2012.
Our primary financial covenants under the revolving credit facility are:

		Actual as of	Actual as of
		June 30,	December 31,
Covenant	Requirement	2012	2011
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.57 to 1.00	2.83 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.82 to 1.00	3.51 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	3.08 to 1.00	2.79 to 1.00

The formulas for these covenants are specifically defined in the Third Amended and Restated Credit Agreement and include, among other things, an add back of share-based compensation expense to EBITDAR.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of June 30, 2012 and December 31, 2011, our net floating rate indebtedness was approximately $259.8 million and $267.9 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the six months ended June 30, 2012, our interest costs would have increased by approximately $1.1 million. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2012, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at June 30, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Second Quarter 2012

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the 2006 Plan (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the 2011 Stock Repurchase Authorization (2)
April 1-30, 2012	—	$—	—	302,020	60,000,000
May 1-31, 2012	—	$—	—	302,020	60,000,000
June 1-30, 2012	—	$—	—	302,020	60,000,000
Total	—	$—	—	302,020	60,000,000

(1)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our ESPP.

(2)
In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. As of June 30, 2012, no shares have been repurchased under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 19, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Form of Restricted Stock Agreement for 2011 Long-Term Incentive Plan with performance based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 8, 2012 (File No. 001-32230).
10.2
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of June 8, 2012, between the Company; certain Subsidiaries of the Company; certain Lenders; U.S. Bank National Association, a national banking association, as one of the Lenders, as the Swingline Lender, as Agent, as Left Lead Bookrunner, and as Left Lead Arranger; J.P. Morgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger; RBC Capital Markets (“RBC”), as Joint Bookrunner and Joint Lead Arranger; RBC and JPMorgan Chase Bank as Syndication Agents, and Bank of America, N.A. as Documentation Agent.
Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2012.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
Name: Michael R. Robinson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo Title: Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 19, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Form of Restricted Stock Agreement for 2011 Long-Term Incentive Plan with performance based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 8, 2012 (File No. 001-32230).
10.2
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of June 8, 2012, between the Company; certain Subsidiaries of the Company; certain Lenders; U.S. Bank National Association, a national banking association, as one of the Lenders, as the Swingline Lender, as Agent, as Left Lead Bookrunner, and as Left Lead Arranger; J.P. Morgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger; RBC Capital Markets (“RBC”), as Joint Bookrunner and Joint Lead Arranger; RBC and JPMorgan Chase Bank as Syndication Agents, and Bank of America, N.A. as Documentation Agent.
Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.