Form 10-Q
period 2012-09-30
LIFE TIME FITNESS, INC.
filed 2012-10-25
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of shares outstanding of the registrant's common stock as of October 19, 2012 was 43,586,308 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,625	$7,487
Accounts receivable, net	9,989	6,156
Center operating supplies and inventories	27,173	21,600
Prepaid expenses and other current assets	23,650	22,905
Deferred membership origination costs	12,174	12,525
Deferred income taxes	7,520	9,850
Income tax receivable	—	5,022
Total current assets	89,131	85,545
PROPERTY AND EQUIPMENT, net	1,822,139	1,740,434
RESTRICTED CASH	1,813	1,088
DEFERRED MEMBERSHIP ORIGINATION COSTS	8,142	8,131
GOODWILL	34,272	25,550
OTHER ASSETS	67,508	55,080
TOTAL ASSETS	$2,023,005	$1,915,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,773	$6,849
Accounts payable	25,832	22,035
Construction accounts payable	17,196	21,892
Accrued expenses	75,424	56,284
Deferred revenue	35,393	33,898
Total current liabilities	161,618	140,958
LONG-TERM DEBT, net of current portion	660,963	679,449
DEFERRED RENT LIABILITY	21,770	19,370
DEFERRED INCOME TAXES	92,473	100,582
DEFERRED REVENUE	8,177	8,203
OTHER LIABILITIES	12,976	9,793
Total liabilities	957,977	958,355
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 43,586,308 and 42,428,265 shares issued and outstanding, respectively	872	849
Additional paid-in capital	463,433	441,813
Retained earnings	605,512	517,404
Accumulated other comprehensive loss	(4,789)	(2,593)
Total shareholders’ equity	1,065,028	957,473
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,023,005	$1,915,828
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE:
Membership dues	$187,568	$171,504	$547,933	$496,530
Enrollment fees	3,859	4,403	11,742	14,290
In-center revenue	90,543	80,741	265,277	234,729
Total center revenue	281,970	256,648	824,952	745,549
Other revenue	12,903	8,773	26,672	17,211
Total revenue	294,873	265,421	851,624	762,760
OPERATING EXPENSES:
Center operations	169,521	159,307	496,790	465,513
Advertising and marketing	8,826	8,940	28,871	26,500
General and administrative	13,631	12,544	41,190	37,307
Other operating	14,091	9,392	35,243	23,397
Depreciation and amortization	29,396	25,358	85,217	73,645
Total operating expenses	235,465	215,541	687,311	626,362
Income from operations	59,408	49,880	164,313	136,398
OTHER INCOME (EXPENSE):
Interest expense, net	(6,510)	(5,072)	(19,332)	(15,273)
Equity in earnings of affiliate	375	346	1,143	973
Total other income (expense)	(6,135)	(4,726)	(18,189)	(14,300)
INCOME BEFORE INCOME TAXES	53,273	45,154	146,124	122,098
PROVISION FOR INCOME TAXES	21,129	18,163	58,016	49,324
NET INCOME	$32,144	$26,991	$88,108	$72,774

BASIC EARNINGS PER COMMON SHARE	$0.77	$0.67	$2.13	$1.81
DILUTED EARNINGS PER COMMON SHARE	$0.77	$0.66	$2.10	$1.78
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	41,484	40,421	41,370	40,313
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	41,881	40,868	41,885	40,810

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INCOME	$32,144	$26,991	$88,108	$72,774
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of taxes of $81, $446, $69 and $426, respectively	$(108)	$(1,163)	$(72)	$(1,112)
Unrealized losses on cash flow hedges, net of taxes of $434, $813, $1,416 and $813, respectively	(650)	(1,220)	(2,125)	(1,220)
Other comprehensive income (loss), net of tax:	(758)	(2,383)	(2,197)	(2,332)
COMPREHENSIVE INCOME	$31,386	$24,608	$85,911	$70,442

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,108	$72,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,217	73,645
Deferred income taxes	(4,387)	2,212
Loss on disposal of property and equipment, net	1,231	687
Gain on sale of land held for sale	(196)	—
Amortization of deferred financing costs	1,504	1,784
Share-based compensation	10,862	9,913
Excess tax benefit related to share-based payment arrangements	(9,138)	(2,904)
Changes in operating assets and liabilities	30,429	20,033
Other	(769)	(822)
Net cash provided by operating activities	202,861	177,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(164,556)	(122,149)
Acquisitions, net of cash acquired	(28,984)	(7,293)
Proceeds from sale of property and equipment	673	734
Proceeds from sale of land held for sale	1,758	—
Proceeds from property insurance settlements	901	94
Increase in other assets	(94)	(17)
Decrease in restricted cash	376	1,748
Net cash used in investing activities	(189,926)	(126,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(5,094)	(77,783)
(Proceeds from) repayments of revolving credit facility, net	(16,000)	27,800
Increase in deferred financing costs	(306)	(4,395)
Excess tax benefit related to share-based payment arrangements	9,138	2,904
Proceeds from stock option exercises	2,088	1,480
Proceeds from employee stock purchase plan	999	874
Stock purchased for employee stock purchase plan	(1,290)	(1,113)
Net cash used in financing activities	(10,465)	(50,233)

Effect of exchange rates on cash and cash equivalents	(1,332)	—

INCREASE IN CASH AND CASH EQUIVALENTS	1,138	206
CASH AND CASH EQUIVALENTS – Beginning of period	7,487	12,227
CASH AND CASH EQUIVALENTS – End of period	$8,625	$12,433
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
Stock Option and Incentive Plans
We have four share-based compensation plans, the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”), the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make grants under the 1998 Plan and the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of September 30, 2012, there were 1,459,902 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of September 30, 2012, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 302,360 shares were outstanding and vested, and a total of 4,364,525 restricted shares were granted, of which 2,074,473 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.
Total share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Share-based compensation expense related to restricted shares	$3,520	$3,475	$10,772	$9,823
Share-based compensation expense related to ESPP	30	30	90	90
Total share-based compensation expense	$3,550	$3,505	$10,862	$9,913

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,902,083	$24.27
Granted	331,750	$50.47
Canceled	(6,970)	$25.29
Vested	(803,687)	$21.98
Outstanding at March 31, 2012	1,423,176	$31.66
Granted	623,276	$46.00
Canceled	(11,137)	$29.52
Vested	(33,517)	$31.94
Outstanding at June 30, 2012	2,001,798	$36.13
Granted	84,500	$44.50
Canceled	(3,399)	$35.42
Vested	(8,426)	$37.88
Outstanding at September 30, 2012	2,074,473	$36.47

During the nine months ended September 30, 2012 and 2011, we issued 1,039,526 and 362,454 shares of restricted stock, respectively, with an aggregate grant date fair value of $49.2 million and $13.9 million, respectively. The grant date fair value of restricted shares that vested during the nine months ended September 30, 2012 and 2011 was $19.1 million and $8.2 million, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of September 30, 2012, there was $31.4 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.7 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule. A specified diluted EPS target was achieved for fiscal 2011 and consequently, 50% of the then-outstanding restricted shares (representing 453,500 shares of restricted stock) vested. As of September 30, 2012, 448,000 of the remaining shares were still outstanding and unvested. The remaining shares will vest if a specified diluted EPS target is achieved for fiscal 2012. In the event that we do not achieve the specified diluted EPS target for fiscal 2012, the remaining restricted stock will be forfeited.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and $3.9 million in 2011. In accordance with the related accounting guidance, all of the vested restricted shares were included in our total diluted share count at December 31, 2011 and September 30, 2012.
In fourth quarter 2011, we determined that achieving the 2012 diluted EPS targets required for vesting of the remaining restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million in fourth quarter 2011 and $1.9 million in the first nine months of 2012. We anticipate recognizing the remaining portion of performance share-based compensation expense of approximately $0.7 million (pretax) in the fourth quarter of 2012. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is not probable that the minimum diluted EPS performance threshold for 2012 will be met, no further compensation cost will be recognized and any recognized

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

compensation cost relating to the shares that have not vested will be reversed. In accordance with the related accounting guidance, none of the remaining unvested restricted shares were included in our total diluted share count at September 30, 2012 or 2011.
Special 2012 Restricted Stock Grant
In May 2012, the Compensation Committee of our Board of Directors approved the grant of 598,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. In August 2012, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same cumulative diluted EPS and ROIC targets and vesting schedule. These shares are included in the overall number of 1,039,526 restricted shares granted in the first nine months of 2012. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. The ROIC target is measured in the last year of the applicable performance period. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. For example, if the 2015 performance targets were satisfied and 50% of the shares vested, the remaining 50% of the restricted shares will vest in 2016 if the 2016 performance targets were satisfied. If the 2015 performance targets were not satisfied, but the 2016 performance targets are met, 100% of the restricted shares will vest. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. A maximum of $28.5 million could be recognized as compensation expense under this grant if all cumulative diluted EPS and ROIC targets are met.
We consider the specific cumulative diluted EPS and ROIC targets to be competitively sensitive information during the performance period. However, the Compensation Committee set the cumulative diluted EPS targets at 1.5 times the compound annual growth rate under our current long range plan and the ROIC targets at 1.1 times the ROIC under our current long range plan. We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the nine months ended September 30, 2012. If all of the targets had been considered probable at September 30, 2012, we would have recognized $2.8 million of non-cash performance share-based compensation expense during the nine months ended September 30, 2012. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants will be met, no further compensation expense will be recognized and any previously recognized compensation expense will be reversed. In accordance with the related accounting guidance, none of the unvested restricted shares were included in our total diluted share count at September 30, 2012.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	407,200	$23.62	2.9	$9,429
Exercised	(101,040)	$19.52
Canceled	—	$—
Outstanding at March 31, 2012	306,160	$24.98	2.8	$7,836
Exercised	(350)	$28.05
Canceled	—	$—
Outstanding at June 30, 2012	305,810	$24.97	2.5	$6,601
Exercised	(3,450)	$30.77
Canceled	—	$—
Outstanding at September 30, 2012	302,360	$24.91	2.3	$6,329
Vested at September 30, 2012	302,360	$24.91	2.3	$6,329
No stock options have been granted since 2007. As of September 30, 2012, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $3.1 million and $0.8 million, respectively.
Our net cash proceeds from the exercise of stock options were $2.1 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively. The actual income tax benefit realized from stock option exercises and restricted stock vesting was $9.1 million and $2.9 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began July 1, 2012 and ends December 31, 2012. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the nine months ended September 30, 2012, $1.0 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,287,820 shares of common stock available for purchase under the ESPP as of September 30, 2012.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first nine months of 2012, we repurchased 26,850 shares for approximately $1.3 million. As of September 30, 2012, there were 287,820 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60 million or at the close of business on August 17, 2013, whichever comes earlier. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of September 30, 2012, no shares have been repurchased under this program.

3.     Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the assumed exercise of dilutive stock options and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 15,540 and 42,277 for the three months ended September 30, 2012 and 2011, respectively, and 2,477 and 42,277 for the nine months ended September 30, 2012 and 2011, respectively.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$32,144	$26,991	$88,108	$72,774
Weighted average number of common shares outstanding – basic	41,484	40,421	41,370	40,313
Effect of dilutive stock options	122	170	122	171
Effect of dilutive restricted stock awards	275	277	393	326
Weighted average number of common shares outstanding – diluted	41,881	40,868	41,885	40,810
Basic earnings per common share	$0.77	$0.67	$2.13	$1.81
Diluted earnings per common share	$0.77	$0.66	$2.10	$1.78

4.	Operating Segment
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following table presents revenue for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Membership dues	$187,568	$171,504	$547,933	$496,530
Enrollment fees	3,859	4,403	11,742	14,290
Personal training	42,138	36,629	126,675	110,709
Other in-center revenue	48,405	44,112	138,602	124,020
Other revenue	12,903	8,773	26,672	17,211
Total revenue	$294,873	$265,421	$851,624	$762,760

5.	Supplementary Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Nine Months Ended
	September 30,
	2012	2011
Accounts receivable, net	$(2,566)	$(629)
Center operating supplies and inventories	(5,008)	(3,035)
Prepaid expenses and other current assets	(443)	(3,838)
Income tax receivable	5,022	9,916
Deferred membership origination costs	340	722
Accounts payable	4,036	386
Accrued expenses	25,618	13,187
Deferred revenue	547	2,251
Deferred rent liability	2,382	1,094
Other liabilities	501	(21)
Changes in operating assets and liabilities	$30,429	$20,033

We made cash payments for income taxes of $45.0 million and $31.1 million for the nine months ended September 30, 2012 and 2011, respectively.
We made cash payments for interest, net of capitalized interest, of $17.8 million and $13.2 million for the nine months ended September 30, 2012 and 2011, respectively. Capitalized interest was $0.7 million and $0.8 million for the same periods.
Construction accounts payable was $17.2 million and $23.2 million at September 30, 2012 and 2011, respectively.

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
As part of our financial risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of September 30, 2012, the $3.9 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $6.5 million gross fair market value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continued to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. No ineffectiveness was experienced in the interest rate swap during the three and nine months ended September 30, 2012. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.

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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of September 30, 2012 and December 31, 2011:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
September 30, 2012	$6,521	$—	$6,521	$—
Interest rate swap liability as of
December 31, 2011	$2,980	$—	$2,980	$—
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
We had no remeasurements of such assets or liabilities to fair value during the three or nine months ended September 30, 2012 or September 30, 2011.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amounts related to cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments.
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3). The fair value estimates presented are based on information available to us as of September 30, 2012. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of our financial liabilities:

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate debt	$398,084	$400,775	$401,789	$399,368
Obligations under capital leases	15,745	15,871	16,617	16,690
Floating-rate debt	254,907	254,907	267,892	267,892
Total	$668,736	$671,553	$686,298	$683,950

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
In April 2012, we acquired all of the outstanding shares of ChronoTrack Systems LLC ("ChronoTrack"), a transponder timing company that has developed a radio frequency identification timing system for athletic and endurance events including run, bike and multi-sport races. Simultaneous with the acquisition of ChronoTrack, we merged Bazu Media, Inc., in which we previously owned 55% of the equity interests, with ChronoTrack to form ChronoTrack Systems Corp., a portion of which is owned by third parties. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed.
During the nine months ended September 30, 2012, we also acquired certain athletic events which complement our existing portfolio of athletic events. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed.

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
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of October 25, 2012, we operated 105 centers primarily in residential locations across 28 markets in 22 states and one Canadian province under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.
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
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the three new large format centers we have opened in 2012, one is in an existing market. In addition, in January 2012, we acquired Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Athletic and Tennis Peachtree Corners. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and same center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships; percentage center membership to target capacity; center membership usage; center membership mix among individual, couple and family memberships; Flex memberships; and center attrition rates.
During 2010, our annual attrition rate decreased from 40.6% to 36.3%. During 2011, our annual attrition rate decreased from 36.3% to 35.0%. At September 30, 2012, our annual (or trailing twelve month) attrition rate was 37.3%. In 2010 and 2011, we saw our attrition rate decrease due in part to increased programming focused on member engagement and center utilization. The attrition rate increased during the first nine months of 2012 due primarily to membership transitions in centers we acquired in late 2011, a dues price increase in late 2011 and early 2012 and higher cancellation rates from lower-priced memberships.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (64.3% of total revenue for the nine months ended September 30, 2012, down from 65.1% for the nine months ended September 30, 2011) and enrollment fees (1.4% of total revenue for the nine months ended September 30, 2012, down from 1.9% for the nine months ended September 30, 2011) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (31.2% of total revenue for the nine months ended September 30, 2012, up from 30.7% for the nine months ended September 30, 2011), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•
Third, we have expanded the LIFE TIME FITNESS brand into other healthy way-of-life related offerings that generate revenue, which we refer to as other revenue, or corporate businesses (3.1% of total revenue for the nine months ended September 30, 2012, up from 2.3% for the nine months ended September 30, 2011), including our media, health and athletic events businesses. Our primary media offering is our magazine, Experience Life®. Other revenue also includes one stand-alone restaurant in the Minneapolis market and rental income from our Highland Park, Minnesota office building.

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

•
Other operating expenses include the costs associated with our media, health and athletic events businesses, one restaurant and other corporate expenses, as well as gains or losses on our disposal of assets.

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

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE:
Membership dues	63.6%	64.6%	64.3%	65.1%
Enrollment fees	1.3	1.7	1.4	1.9
In-center revenue	30.7	30.4	31.2	30.7
Total center revenue	95.6	96.7	96.9	97.7
Other revenue	4.4	3.3	3.1	2.3
Total revenue	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	57.5	60.0	58.4	61.0
Advertising and marketing	3.0	3.4	3.4	3.5
General and administrative	4.6	4.7	4.8	4.8
Other operating	4.8	3.5	4.1	3.1
Depreciation and amortization	10.0	9.6	10.0	9.7
Total operating expenses	79.9	81.2	80.7	82.1
Income from operations (operating profit)	20.1	18.8	19.3	17.9
OTHER INCOME (EXPENSE):
Interest expense, net	(2.2)	(1.9)	(2.2)	(2.0)
Equity in earnings of affiliate	0.1	0.1	0.1	0.1
Total other income (expense)	(2.1)	(1.8)	(2.1)	(1.9)
INCOME BEFORE INCOME TAXES	18.0	17.0	17.2	16.0
PROVISION FOR INCOME TAXES	7.1	6.8	6.9	6.5
NET INCOME	10.9%	10.2%	10.3%	9.5%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	4.1%	4.7%	4.6%	5.1%
Same-center revenue growth (open 37 months or longer) (1)	3.1%	4.1%	3.9%	4.2%
Average center revenue per membership (2)	$408	$395	$1,194	$1,163
Average in-center revenue per membership (3)	$131	$124	$384	$366
Trailing 12-month attrition rate (4)	37.3%	35.3%	37.3%	35.3%
Quarterly attrition rate (5)	10.3%	9.0%	N/A	N/A
EBITDA (in thousands) (6)	$89,179	$75,584	$250,673	$211,016
EBITDA margin (7)	30.2%	28.5%	29.4%	27.7%
EBITDAR (in thousands) (6)	$98,866	$86,242	$279,626	$242,808
EBITDAR margin (8)	33.5%	32.5%	32.8%	31.8%
Capital expenditures (in thousands) (9)	$58,454	$39,126	$164,556	$122,149
Free cash flow (in thousands) (10)	$2,217	$19,685	$38,305	$55,173

Results of Operations (continued)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating data (end of period) (11):
Centers open	105	92	105	92
Memberships	695,271	653,300	695,271	653,300
Center square footage (12)	9,901,108	9,178,013	9,901,108	9,178,013

(1)
Membership dues, enrollment fees and in-center revenue for a center are included in same-center revenue growth - (open 13 months or longer) beginning on the first day of the thirteenth full calendar month of the center's operation and are included in same-center revenue growth - (open 37 months or longer) beginning on the first day of the thirty-seventh full calendar month of the center's operation.

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

(6)
EBITDA is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDAR is EBITDA net of rent expense. These terms, as we define them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP. We use EBITDA and EBITDAR as measures of operating performance. EBITDA or EBITDAR should not be considered as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP. The funds depicted by EBITDA and EBITDAR are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$32,144	$26,991	$88,108	$72,774
Interest expense, net	6,510	5,072	19,332	15,273
Provision for income taxes	21,129	18,163	58,016	49,324
Depreciation and amortization	29,396	25,358	85,217	73,645
EBITDA	$89,179	$75,584	$250,673	$211,016
Rent expense	9,687	10,658	28,953	31,792
EBITDAR	$98,866	$86,242	$279,626	$242,808

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$60,671	$58,811	$202,861	$177,322
Less: Purchases of property and equipment	(58,454)	(39,126)	(164,556)	(122,149)
Free cash flow	$2,217	$19,685	$38,305	$55,173

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Total revenue. Total revenue increased $29.5 million, or 11.1%, to $294.9 million for the three months ended September 30, 2012, from $265.4 million for the three months ended September 30, 2011.
Total center revenue grew $25.4 million, or 9.9%, to $282.0 million for the three months ended September 30, 2012, from $256.6 million for the three months ended September 30, 2011. Of the $25.4 million increase in total center revenue,

•
63.4% was from membership dues, which increased $16.1 million, or 9.4%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 6.4% to 695,271 at September 30, 2012, from 653,300 at September 30, 2011.

•
38.7% was from in-center revenue, which increased $9.8 million, or 12.1%, primarily as a result of increased personal training revenue, which increased $5.5 million, or 15.0%, and increased sales of our LifeSpa and LifeCafe products and services, which increased $2.2 million, or 7.5%. Average in-center revenue per membership increased to $131 for the three months ended September 30, 2012, from $124 for the three months ended September 30, 2011.

•
(2.1)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2010, the estimated average membership life has been 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $0.5 million for the three months ended September 30, 2012 to $3.9 million. The revenue recognized from enrollment fees was lower in the third quarter of 2012 as compared to the third quarter of 2011 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $4.1 million, or 47.1%, to $12.9 million for the three months ended September 30, 2012, which was primarily due to revenue associated with the ChronoTrack acquisition.
Center operations expenses. Center operations expenses totaled $169.5 million, or 60.1% of total center revenue (or 57.5% of total revenue), for the three months ended September 30, 2012, compared to $159.3 million, or 62.1% of total center revenue (or 60.0% of total revenue), for the three months ended September 30, 2011. This $10.2 million increase primarily consisted of an increase of $6.8 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $8.8 million, or 3.0% of total revenue, for the three months ended September 30, 2012, compared to $8.9 million, or 3.4% of total revenue, for the three months ended September 30, 2011. These expenses decreased primarily due to more targeted and market-specific marketing campaigns.
General and administrative expenses. General and administrative expenses were $13.6 million, or 4.6% of total revenue, for the three months ended September 30, 2012, compared to $12.5 million, or 4.7% of total revenue, for the three months ended September 30, 2011. This increase of $1.1 million is primarily related to corporate initiatives to support our continued growth. For the three months ended September 30, 2012, share-based compensation expense related to the special 2009 restricted stock grant totaled $0.7 million of which $0.5 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $14.1 million for the three months ended September 30, 2012, compared to $9.4 million for the three months ended September 30, 2011. This increase is primarily due to growth in infrastructure and operating costs to support the $4.1 million increase in other revenue, including costs associated with the ChronoTrack business that was acquired during the second quarter.
Depreciation and amortization. Depreciation and amortization was $29.4 million for the three months ended September 30, 2012, compared to $25.4 million for the three months ended September 30, 2011. This increase was primarily due to the depreciation on the six formerly leased facilities that we acquired in December 2011 and the three new facilities opened in the first nine months of 2012.

Interest expense, net. Interest expense, net of interest income, was $6.5 million for the three months ended September 30, 2012, compared to $5.1 million for the three months ended September 30, 2011. This $1.4 million increase was primarily the result of an increase in debt levels over the three months ended September 30, 2011.
Provision for income taxes. The provision for income taxes was $21.1 million for the three months ended September 30, 2012, compared to $18.2 million for the three months ended September 30, 2011. This $2.9 million increase was due to an increase in income before income taxes of $8.1 million.
Net income. As a result of the factors described above, net income was $32.1 million, or 10.9% of total revenue, for the three months ended September 30, 2012, compared to $27.0 million, or 10.2% of total revenue, for the three months ended September 30, 2011.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Total revenue. Total revenue increased $88.8 million, or 11.7%, to $851.6 million for the nine months ended September 30, 2012, from $762.8 million for the nine months ended September 30, 2011.
Total center revenue grew $79.5 million, or 10.7%, to $825.0 million for the nine months ended September 30, 2012, from $745.5 million for the nine months ended September 30, 2011. Of the $79.5 million increase in total center revenue,

•
64.7% was from membership dues, which increased $51.4 million, or 10.4%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of memberships increased 6.4% to 695,271 at September 30, 2012, from 653,300 at September 30, 2011.

•
38.5% was from in-center revenue, which increased $30.5 million, or 13.0%, primarily as a result of increased personal training revenue, which increased $16.0 million, or 14.4%, and increased sales of our LifeSpa and LifeCafe products and services, which increased $8.9 million, or 10.1%. Average in-center revenue per membership increased to $384 for the nine months ended September 30, 2012, from $366 for the nine months ended September 30, 2011.

•
(3.2)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2010, the estimated average membership life has been 33 months. For the fourth quarter of 2008 through the third quarter of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $2.5 million for the nine months ended September 30, 2012 to $11.7 million. The revenue recognized from enrollment fees is lower in the first nine months of 2012 as compared to the first nine months of 2011 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $9.5 million, or 55.0%, to $26.7 million for the nine months ended September 30, 2012, which was primarily due to revenue associated with the ChronoTrack acquisition.
Center operations expenses. Center operations expenses totaled $496.8 million, or 60.2% of total center revenue (or 58.4% of total revenue), for the nine months ended September 30, 2012, compared to $465.5 million, or 62.4% of total center revenue (or 61.0% of total revenue), for the nine months ended September 30, 2011. This $31.3 million increase primarily consisted of an increase of $21.7 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $28.9 million, or 3.4% of total revenue, for the nine months ended September 30, 2012, compared to $26.5 million, or 3.5% of total revenue, for the nine months ended September 30, 2011. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $41.2 million, or 4.8% of total revenue, for the nine months ended September 30, 2012, compared to $37.3 million, or 4.8% of total revenue, for the nine months ended September 30, 2011. This increase of $3.9 million is primarily related to corporate initiatives to support our continued growth. For the nine months ended September 30, 2012, share-based compensation expense related to the special 2009 restricted stock grant totaled $1.9 million of which $1.5 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $35.2 million for the nine months ended September 30, 2012, compared to $23.4 million for the nine months ended September 30, 2011. This increase is primarily due to growth in infrastructure and operating costs to support the $9.5 million increase in other revenue, including costs associated with the ChronoTrack business which was acquired during the second quarter.
Depreciation and amortization. Depreciation and amortization was $85.2 million for the nine months ended September 30, 2012, compared to $73.6 million for the nine months ended September 30, 2011. This increase was primarily due to the depreciation on the six formerly leased facilities which we acquired in December 2011 and the three new facilities opened in the first nine months of 2012.
Interest expense, net. Interest expense, net of interest income, was $19.3 million for the nine months ended September 30, 2012, compared to $15.3 million for the nine months ended September 30, 2011. This $4.0 million increase was primarily the result of an increase in debt levels over the nine months ended September 30, 2011.
Provision for income taxes. The provision for income taxes was $58.0 million for the nine months ended September 30, 2012, compared to $49.3 million for the nine months ended September 30, 2011. This $8.7 million increase was due to an increase in income before income taxes of $24.0 million.
Net income. As a result of the factors described above, net income was $88.1 million, or 10.3% of total revenue, for the nine months ended September 30, 2012, compared to $72.8 million, or 9.5% of total revenue, for the nine months ended September 30, 2011.

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

The following table summarizes our capital structure as of September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
	(In thousands)
Debt
Long-term debt	$660,963	$679,449
Current maturities of long-term debt	7,773	6,849
Total debt	668,736	686,298
Shareholders’ Equity
Common stock	872	849
Additional paid-in capital	463,433	441,813
Retained earnings	605,512	517,404
Accumulated other comprehensive loss	(4,789)	(2,593)
Total shareholders’ equity	1,065,028	957,473
Total capitalization	$1,733,764	$1,643,771

Operating Activities
As of September 30, 2012, we had total cash and cash equivalents of $8.6 million. We also had $233.6 million available under the existing terms of our revolving credit facility as of September 30, 2012.
Net cash provided by operating activities was $202.9 million for the nine months ended September 30, 2012, compared to $177.3 million for the nine months ended September 30, 2011. This increase is primarily due to increased net income and changes in working capital.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, purchasing new fitness equipment, corporate capital expenditures and remodel costs associated with acquired centers. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $189.9 million for the nine months ended September 30, 2012, compared to $126.9 million for the nine months ended September 30, 2011. The increase of $63.0 million was primarily due to a $35.0 million increase in capital expenditures related to maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures, and an increase in acquisitions of $21.7 million.

Our capital expenditures were as follows:

	For the Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash purchases of property and equipment	$164,556	$122,149
Non-cash change in construction accounts payable	(4,696)	(1,177)
Other non-cash changes to property and equipment	7,358	(619)
Total capital expenditures	$167,218	$120,353
The following schedule reflects capital expenditures by type of expenditure:

	For the Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
New center land and construction	$90,278	$78,395
Maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures	76,940	41,958
Total capital expenditures	$167,218	$120,353

At September 30, 2012, we had purchased the real property for one and entered into ground leases for two of the three large format centers we have opened in 2012, we had purchased the real property for four large format centers we plan to open after 2012, and we had entered into a ground lease for one of the large format centers that we plan to open after 2012. Construction in progress, including land purchased for future development, totaled $75.3 million at September 30, 2012 and $61.0 million at September 30, 2011.
We expect our capital expenditures to be approximately $220 million to $250 million in 2012, including approximately $55 million to $85 million in the remaining three months of 2012. Of this approximately $55 million to $85 million, we expect to incur approximately $45 million to $65 million for new center construction and approximately $10 million to $20 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Net cash used in financing activities was $10.5 million for the nine months ended September 30, 2012 compared to $50.2 million for the nine months ended September 30, 2011. The decrease of $39.7 million was primarily due to a large debt retirement made in the second quarter of 2011.

Long-term debt consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016	$416,000	$432,000
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	97,322	98,493
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	70,660	71,905
Other	69,009	67,283
Total debt (excluding obligations under capital leases)	652,991	669,681
Obligations under capital leases	15,745	16,617
Total debt	668,736	686,298
Less current maturities	7,773	6,849
Total long-term debt	$660,963	$679,449
Revolving Credit Facility
The amount of our revolving credit facility is $660.0 million. We may increase the total amount of the facility up to $900.0 million through the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million. As of September 30, 2012, $416.0 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.6%, plus $10.4 million related to letters of credit, leaving $233.6 million available for additional borrowing under the revolving credit facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2012 was 2.6% and $386.4 million, respectively. The maximum month-end balance during the nine months ended September 30, 2012 was $427.7 million.
As of September 30, 2011, $382.0 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.6%. The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2011 was 1.7% and $355.6 million, respectively. The maximum month-end balance during the nine months ended September 30, 2011 was $394.9 million.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of September 30, 2012.
Our primary financial covenants under the revolving credit facility are:

		Actual as of	Actual as of
		September 30,	December 31,
Covenant	Requirement	2012	2011
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.46 to 1.00	2.83 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.75 to 1.00	3.51 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	3.13 to 1.00	2.79 to 1.00
The formulas for these covenants are specifically defined in the credit agreement for our revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of September 30, 2012 and December 31, 2011, our net floating rate indebtedness was approximately $254.9 million and $267.9 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the nine months ended September 30, 2012, our interest costs would have increased by approximately $1.7 million. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2012, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Third Quarter 2012

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the 2006 Plan (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the 2011 Stock Repurchase Authorization (2)
July 1-31, 2012	14,200	$45.11	14,200	287,820	$60,000,000
August 1-31, 2012	—	$—	—	287,820	$60,000,000
September 1-30, 2012	—	$—	—	287,820	$60,000,000
Total	14,200	$—	14,200	287,820	$60,000,000

(1)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our ESPP.

(2)
In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. As of September 30, 2012, no shares have been repurchased under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2012.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
Name: Michael R. Robinson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo Title: Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.