Form 10-K
period 2012-12-31
LIFE TIME FITNESS, INC.
filed 2013-02-28
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2012 was $1,863,676,443, based on the closing sale price for the registrant’s common stock on that date.
The number of shares outstanding of the registrant's common stock as of February 19, 2013 was 43,174,303.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2013 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results in the future to differ materially from its historical results and those presently anticipated or projected. Among these factors are attracting and retaining members, risks related to our debt levels and debt covenants, the ability to access our existing credit facility and obtain additional financing, strains on our business from continued and future growth, including potential acquisitions and other strategic initiatives, risks related to maintenance and security of our data, potential recognition of compensation expense related to performance-based stock grants, competition from other health and fitness centers, identifying and acquiring suitable sites for new centers and delays in opening new centers. There are many factors that could cause actual results to differ materially from those in any forward-looking statement. For example, forward-looking statements can be affected by inaccurate assumptions, general economic conditions and any other factor that may impact our operations. While it is not possible to identify all factors that you should consider, forward-looking statements can also be impacted by any risks or uncertainties that we discuss throughout this Annual Report and in Part I, Section 1A of this Annual Report entitled “Risk Factors.” Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
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

PART I

Item 1. Business.
Company Overview
Life Time is The Healthy Way of Life Company. We help organizations, communities and individuals achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of interest, or discovering new passions, both inside and outside of Life Time's distinctive, resort-like sports, professional fitness, family recreation and spa destinations, most of which operate 24 hours a day, seven days a week. Our Healthy Way of Life approach enables our customers to achieve success by providing the best places, people and programs of exceptional quality and value. As of February 28, 2013, we operated 105 centers under the LIFE TIME FITNESS® and LIFE TIME ATHLETICSM brands primarily in suburban locations in 28 major markets in the United States and Canada.
We believe our centers provide a desirable and unique experience for our members, resulting in a high number of memberships per center, which we manage to optimize the member experience. Of our 105 centers, we consider 84 to be of our large format design. Among these 84 centers, we consider 60 to be of our current model design. Although the size and design of our centers may vary, our business strategy and operating processes generally remain consistent across our centers. Our current model centers typically target 7,500 to 11,000 memberships by offering, on average, 114,000 square feet of multi-use sports and athletic, professional fitness, family recreation, spa amenities and programs and services in a resort-like environment.
The breadth of our programs allows us to connect and engage members in their areas of passion along with others who share the same interests. By offering best-in-class programming - both inside and outside of our centers - along with a dedicated and talented team of Life Time employees who lead each program, we help members achieve their goals by doing what they love. Life Time programs include a wide range of interest areas, such as group fitness, yoga, swimming, running, racquetball, squash, tennis, Pilates, martial arts, kids activities and camps, adult activities and leagues, rock climbing, cycling, basketball, personal training, weight loss and nutrition initiatives, spa, medi-spa and chiropractic services. Life Time program offerings may vary by location.

Our offerings also include our proprietary line of nutritional products and supplements, and our award-winning magazine, Experience Life®. We also have an Athletic Events division, which offers more than 100 events each year, including running, cycling and triathlon events from entry-level to ultra-endurance. Additionally, we offer a portfolio of health assessments to our members at our centers as well as employees at corporate clients, along with partnerships with health insurance companies, with the goal of further extending the Healthy Way of Life.
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
At Life Time, our mission is clear. We provide an educational, entertaining, friendly and inviting, functional and innovative experience that meets the health and fitness needs of the entire family. Over the course of two decades, Life Time has raised the standards in the health and wellness industry while also pioneering the creation of a new industry we call Healthy Way of Life. Through this, we aim to deliver best-in-class programs that help organizations, communities and individuals achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of passion. Life Time is well positioned to help them do so by providing the best programs, best people and best places to deliver exceptional experiences.
We were incorporated in 1990 as a Minnesota corporation under the name FCA, Ltd., and subsequently registered to use the name of Life Time Fitness in 1992. We then officially changed our corporate name to Life Time Fitness, Inc. in 1998. In 2004, we completed our initial public offering. Our stock is listed on the New York Stock Exchange (Ticker: LTM).
Our Competitive Strengths
We offer comprehensive programs and services.
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
Our team of member-focused employees — trained through our specifically designed programs and/or certifications — is committed to providing an environment that is clean, educational and entertaining, friendly and inviting, and functional and innovative.
We offer a value proposition that encourages membership loyalty.
The broad range of amenities, programs and services we offer exceeds that of most other health and fitness center alternatives available to consumers. We offer different types of membership plans for individuals, couples and families. Our typical monthly membership dues range from $40 to $140 per month for an individual membership and from $80 to $270 per month for a couple or family membership. Our memberships include the primary member’s children under the age of 12 at a modest per child monthly cost. We provide the majority of our members with a variety of services with their membership, including group fitness classes and fitness assessments, towel and locker service and an online subscription to our award-winning magazine, Experience Life®. Our membership plans include initial 14-day money back guarantees and are month-to-month, cancelable by giving up to 60 days advance notice. We believe our value proposition and member-focused approach creates loyalty among our members.
We offer a product that is convenient for our members.
Our centers are generally situated in easily accessible areas and centrally located among the residential, business and shopping districts of the surrounding community. Many members have access to more than one center in markets where we operate more than one location. We design, build and operate our centers to accommodate a large and active membership base by generally providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient parking spaces, lockers and equipment to allow our members to use our centers with little or no waiting time, even at peak hours and when centers are at targeted capacity. Our child center services are available to the majority of our members for a modest monthly fee per child for up to two hours per day. Most of our centers offer the convenience of spa and café services.
We have an established and profitable economic model.
Our economic model is both based and dependent on driving membership growth by ramping memberships and optimizing membership mix and pricing within the first three years after a new center is opened, as well as retaining the dues stream and maintaining tight expense control once the center matures. In 2012, this economic model resulted in revenue growth of 11.2%, with revenue of $1.1 billion; EBITDA growth of 18.8%, with EBITDA of $324.7 million and an EBITDA margin of 28.8%; and net income growth of 20.4%, with net income of $111.5 million.
We have a disciplined and sophisticated site selection and development process.
We have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build or lease new centers, as well as evaluate specific sites for potential centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis to predetermined physical geography, drive patterns, demographics, cultural and competitive criteria generated from profiles of each of our existing centers. We continue to modify these criteria based upon the performance of our centers. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of approval by our management and finance committee of the board of directors. By utilizing a wholly owned construction subsidiary, FCA Construction Company, LLC (“FCA”) that builds and remodels our centers as well as an in-house architectural team that designs and produces construction drawings, we maintain maximum flexibility over the design process of our centers as well as control over the cost and timing of the construction process.
Our Growth Strategy
Our growth strategy is driven by three primary elements:
Build and acquire new centers.
We intend to expand our base of centers, primarily through new center development and acquisition. In 2012, we opened three large format centers that we designed and constructed. In addition, in January 2012, we acquired the Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Tennis Atlanta. We expect to open three large format centers in 2013, all of which are currently under construction. A rollforward of our center growth from 2008 through 2012 is as follows:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Total centers, beginning of year	101	89	84	81	70
New centers – constructed	3	3	3	3	10
New centers – remodel of existing space	—	—	2	—	1
Acquired centers (1)	1	9	1	—	—
Closed center (2)	—	—	(1)	—	—
Total centers, end of year	105	101	89	84	81
(1) In December 2011, we acquired nine centers from Lifestyle Family Fitness ("LFF") in Indiana, North Carolina and Ohio. In May 2010, we acquired one center in Texas.
(2) In 2010, the lease expired on our 85,630 square foot center in St. Paul, Minnesota which opened in 1997. We closed the center and transferred its memberships to our surrounding locations.
Grow membership dues.
We focus on growing our membership dues by ramping membership at non-mature centers, increasing membership at mature centers that are operating below targeted capacity, optimizing membership mix and increasing prices.
Of our 105 open Life Time Fitness centers at December 31, 2012, 83 had reached maturity, which we define as the 37th month of operations. We had 22 centers that had not yet reached maturity, 11 of which were greenfield expansion centers and 11 of which were acquired centers. In total, these 22 centers averaged 61% of targeted membership capacity at December 31, 2012; our 11 greenfield centers averaged 68% of targeted membership capacity and the 11 acquired centers averaged 46% of targeted membership capacity. We expect the continuing increase in memberships at all 22 centers to contribute to our future growth. Our membership levels for all non-mature centers were as follows:

	As of December 31,
	2012	2011	2010	2009	2008
Non-mature centers	22	21	20	24	36
Non-mature centers percentage of targeted capacity	60.7%	67.2%	65.3%	64.0%	62.6%
We also focus on optimizing our membership dues through price increases and by improving the mix of our memberships. Our membership dues mix can be improved by increasing the number of members covered under a membership (for instance, an individual to a couple membership, or a couple to a family membership). A member may also upgrade a membership to a higher plan level (for example, from Gold to Platinum).
In order to achieve and maintain our membership and dues goals, we focus on demographics, center usage and membership trends, and employ marketing programs to effectively communicate our value proposition to existing and prospective members. We also offer a subscription option, referred to as a non-access membership, for members who do not access the center, but still want to maintain certain member benefits.
Increase products, programs and services revenue.
We intend to grow in-center and ancillary revenue.
In 2012, revenue from the sale of in-center products, programming and services grew $39.8 million, or 12.9%, to $348.3 million and we increased in-center revenue per membership from $481 to $507. Our programming and services include individual and group personal training sessions and certification; individual and group weight loss programs; hair, skin, nail care and massage services through LifeSpa; kids and adult activities; Pilates, yoga and group fitness sessions and certification; swimming instruction and teams; healthy food offerings from LifeCafe; health, fitness and nutrition assessments and coaching services; squash, racquetball and tennis leagues, programming and instruction; recreational basketball leagues through Ultimate Hoops; and other in-center events. We expect to continue driving in-center revenue both by increasing sales of our current in-center products and services, while introducing new products and services to our members and customers.
Our ancillary businesses includes media, athletic events and related services, health promotion programs and training and certification programs. These businesses help grow the LIFE TIME FITNESS® brand, differentiate our program offerings and support our membership base. Revenue from ancillary businesses grew $12.4 million, or 53.3%, to $35.7 million, which was due primarily to the acquisition of race registration and timing businesses and other athletic events.
Our Industry
We participate in the large and growing health and wellness industry, which includes health clubs, fitness equipment, athletics, wellness education, nutritional products, athletic apparel, spa services and other wellness-related activities. According to International Health, Racquet & Sportclub Association (“IHRSA”), the estimated market size of the U.S. health club industry in 2011, which is a relatively small part of the health and wellness industry, was approximately $21.4 billion in revenue and 51.4 million members with approximately 29,960 clubs. Based on IHRSA membership data, the number of health club members in the U.S. increased 23.9% from 41.5 million in 2007 to 51.4 million in 2011. Over this same period, total U.S. health club industry revenues increased 14.4% from $18.7 billion to $21.4 billion.
Our Sports and Athletic, Professional Fitness, Family Recreation and Spa Centers
Size and Location
Our centers have evolved since inception. All centers are centrally located in areas that offer convenient access from residential, business and shopping districts of the surrounding community, and generally provide free and ample parking.
Of our 105 centers as of December 31, 2012, 84 are of our large format design and 60 of those conform to our current model center design. Our distinctive format is designed to provide efficient and inviting spaces that are conducive to the wide range of healthy way of life programming we deliver and that accommodate each center’s targeted capacity. Our current model centers generally target 7,500 to 11,000 memberships and our other large format centers generally target 5,500 to 11,000 memberships. This targeted capacity is designed to maximize the member experience based upon our historical understanding of membership usage, facility layout, the number of individual, couple and family memberships and pricing.
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

	As of December 31,
	2012	2011	2010	2009	2008
Large format centers – current model
Number of centers	60	57	54	51	48
Average square feet	114,000	113,000	113,000	113,000	113,000
Large format centers – other
Number of centers	24	24	24	24	24
Average square feet	95,000	95,000	95,000	95,000	95,000

Center Environment
Our centers generally combine modern architecture and decor with state-of-the-art amenities. Most of our current model and large format centers are freestanding buildings designed with open architecture and naturally illuminated atriums that create a spacious, inviting atmosphere. With finishes such as limestone floors, wood lockers and granite countertops, our centers are carefully designed to create an appealing and luxurious environment that attracts and retains members and encourages them to visit the center. Moreover, we have specific staff members who are responsible for maintaining the cleanliness of the entire center. We regularly update and refurbish our centers to maintain a high-quality experience. Our commitment to quality and detail provides a similar look and feel at each of our large format centers.
The table below displays the wide assortment of amenities, services, activities and events typically found at our large format centers, including our current model centers:

Amenities	Services	Activities and Events
Cardiovascular Equipment	24-Hour Availability	Aquatics
Free Weight and Resistance Equipment	Towel Service	Athletic Leagues
Group Fitness Studios	Locker Service	Kids' Birthday Parties
Studio Cycle Theaters	Experience Life® Magazine	Martial Arts
LifePowerSM Studio	Massage Therapy	Kids’ Club
Basketball/Volleyball Courts	Health and Fitness Assessments	Pilates
Racquetball/Squash Courts	Metabolic Testing	Group Fitness Classes
Lap Pool and Whirlpool Spas	Personal Training	Studio Cycling
Zero-depth Entry Swimming Pools	T.E.A.M. Programs	Sports Training Camps
Two-story Waterslides	Weight Loss Programs	Summer and Vacation Camps
Saunas	Nutritional Products	Swimming Lessons
Rock Climbing Cavern	Nutrition Coaching	Yoga
Child Center	Endurance Coaching	Dance Classes
LifeSpa	Member Advantage	Athletic Events
LifeCafe and Pool-side Bistro	myLT.com and Other Online Services	Social Events
Men’s, Women’s and Family Locker Rooms	Cardiovascular and Resistance Training	Run Club, Cycle Club and Other Interest-Driven Clubs
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
Our current model centers have large indoor and outdoor recreation pools with zero-depth entrances and water slides, lap pools, saunas, steam baths and whirlpools. A majority of these centers also have at least two regulation-size basketball courts that can be used for various sports activities, as well as other dedicated facilities for group fitness, cycling, rock climbing, racquetball and/or squash. In addition, we have tennis facilities at 16 locations with professional instruction.
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

•
T.E.A.M. Training Education Accountability Motivation® and other Weight Loss and Nutrition programs – We offer large group (typically eight to 12 members) programs under our proprietary T.E.A.M. platform. Our T.E.A.M. Weight Loss program focuses on exercise, education and nutrition and provides the resources and support toward long-term weight loss success. The T.E.A.M. Fitness program combines cardio exercise with strength training. Our endurance program focuses on training in the proper heart rate zones, for the proper duration of time and at the proper frequency to burn fat more efficiently while improving overall health and fitness. Our T.E.A.M. Boot Camp challenges our members to test their strength, agility and stamina. From time to time, we also offer other weight loss and nutrition programs, such as the Life Time 90-Day Weight Loss Challenge, as an opportunity for members to receive education, training and motivation that helps them set and achieve their health and fitness goals, and keep their overall health programs on track.

•
Assessments – We offer various assessments for a detailed view of total health. Whether the member is an athlete or simply seeking better health, our assessments help members set and achieve health goals more efficiently and confidently by providing information about their current health and fitness.

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
LifeCafe. Our large format centers feature a LifeCafe, which offers fresh and healthy made-to-order and pre-prepared breakfast, lunch and dinner items, including sandwiches, salads, snacks, shakes and more. Our LifeCafes offer customers the choice of dining indoors, ordering their meals and snacks to go or, in each of our current model centers and certain of our other large format centers, dining outdoors at the poolside bistro. LifeCafes also typically offer the Life Time line of nutritional products and supplements, third-party nutritional products, exercise accessories and personal care products.
LifeSpa. Our current model centers and almost all of our other large format centers also feature a LifeSpa, which is a full-service salon and spa. Each in-center LifeSpa offers hair, body, skin care and massage therapy services, customized to each client’s individual needs. We also offer medi-spa services in select locations. Each LifeSpa is located in a separate, self-contained area that provides a relaxing and rejuvenating environment.
LifeClinic Chiropractic. In select locations, LifeClinic Chiropractic services are provided by licensed chiropractors. LifeClinic Chiropractic offers an innovative, non-invasive form of soft tissue and joint treatment.
Child Centers. Almost all of our centers offer on-site child centers for children from three months through 11 years of age as part of a monthly fee per child. Once a child turns 12, with the appropriate membership, he or she may use most amenities available to adults. Child center services are available for up to two hours per child per day while members use our centers. During this time, children ages one to five years can participate in enrichment programs, such as music, movement and arts and crafts while children ages six to 11 years can participate in Kids Play, which includes gym and rock wall activities. The child center features a computer center, separate infant and toddler playrooms and numerous children's activities. We hire employees that are dedicated to working in the child centers to provide children with an enjoyable experience.
Additional Programs. All of our large format centers offer a variety of additional programs for children, which may include birthday parties, school break camps, parents' night out, sports and fitness classes and swimming lessons. For adults, we offer a variety of sports leagues and interest-driven clubs.
Memberships
We define a membership in two ways: Access memberships and non-access memberships or other subscriptions. As of December 31, 2012, we had 787,003 memberships, comprised of 682,621 Access memberships and 104,382 non-access subscriptions. As of December 31, 2012, we had 1,506,777 members, an average of 1.9 members per membership.
Access Membership Plans. We offer a variety of convenient month-to-month membership with no long-term contracts. Our members typically pay a one-time joining fee, which includes an initiation fee and an administrative fee, and receive an initial 14-day money back guarantee. In this document, we refer to the total cost to join as an enrollment fee. Within each Access type of membership we define a singular membership as one individual, couple or family. For example, a family of three people would be considered one membership. We have five Access membership levels, which are Bronze, Gold, Platinum, Onyx and Diamond. These are the memberships and levels we historically defined as memberships. Within most Access membership levels, a member may purchase full access to only one club or, with an elite membership, access to all clubs at that membership level and below. Depending on the center classification, a member is required to have a minimum membership level. Decisions of center designation are made on a center-by-center basis and are dependent on the market presence, demographic nature, population density, initial investment in the center and available services and amenities.
All Access memberships, regardless of level, typically include 24-hour access, locker and towel service, group fitness classes (such as core, studio cycle and yoga), various educational programs, and Member Advantage (an offering that provides discounts on purchases from national and local businesses for Life Time members). Members may also take advantage of equipment orientations and participate in health and fitness assessments.
If members upgrade their membership plan, they typically receive enhanced benefits depending on plan level. These benefits may include access to a greater number of centers nationwide, more guest privileges, higher-end amenities and additional programs and services.
Part of the Access membership plan offering is a junior membership. Children under the age of 12 qualify for a junior membership, with dues of $6 to $15 per month, depending on the center. The junior membership provides access to the child center, pools and gymnasiums at designated times. We do not count junior memberships as incremental reported memberships since they are already part of the Access membership. We also have occasionally offered other membership plans aimed to attract niche members.

The following table compares our different Access membership plans as of December 31, 2012:

	Bronze	Gold	Platinum	Onyx	Diamond
		Fitness,	Outstanding	Exceptional	Premium
	Value and	fun and	club	service	benefits, value
	affordability	relaxation	amenities	and luxury	and privileges
Number of centers	18	51	16	11	9
Enrollment fee	$0-105	$0-115	$0-115	$0-145	$0-165
Individual dues	$40-55	$60-75	$70-85	$90-115	$120-140
Family dues	$100-135	$130-155	$150-165	$200-255	$250-270
Center access	All Bronze centers (18)	All Bronze and Gold centers (69)	All Bronze, Gold and Platinum centers (85)	All Bronze, Gold, Platinum and Onyx centers (96)	All centers (105)
Non-Access Memberships and Other Subscription Plans. We offer a non-access membership for members who choose to “freeze” rather than terminate their Access membership with us. Non-access memberships are $10 to $20 per month, whether an individual, couple or a family. Non-access members continue to have online access to myLT.com, which includes Member Advantage and interest-area content, a subscription to Experience Life® magazine and the ability to resume Access membership without paying joining fees. We experienced significant growth in this membership type in 2011 and 2012, which we believe was due to our members’ desire to maintain a relationship with Life Time Fitness. In the future, we may develop and implement other membership or subscription plans that will not have full access to the centers. These types of memberships will be included in this category of non-access and other subscription plans.
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

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Total number of visits (in millions)	68.4	63.8	60.1	57.7	50.4
Average number of visits per month, per center (1)	55,893	58,456	57,407	57,792	56,300
Average number of visits per year, per membership	100	99	98	98	94
(1) The average number of visits per month, per center declined in 2012 due to the acquisition of nine former LFF centers. These nine centers are smaller and have lower membership bases than our typical centers. In 2012, excluding these nine centers from the calculation, our average number of visits per month, per center increased to 58,743, while the average visits per year, per membership remained at 100.
New Center Site Selection and Construction
Site Selection. Our management devotes significant time and resources to analysis of each prospective site (including both undeveloped land and existing facilities available for lease) on the basis of facts. We look at the physical geography of the site, the highway patterns and drive times, demographics within primary and secondary trade areas as well as cultural and competitive information. We focus mainly on markets that will allow us to operate multiple centers that create certain efficiencies in marketing and branding activities, but we select each site based on whether that site and trade area can support an individual center.
After we identify a potential site, we develop a business plan for a center on that site. This requires analysis from certain functional areas of management and approval from the finance committee of our board of directors. We believe that our disciplined, structured process reduces the potential for developing a site that the market cannot support.
Design and Construction. Our wholly owned subsidiary, FCA, provides us with construction management, architecture and design services and millwork fabrication. With approximately 125 employees, FCA is dedicated solely to the design and construction of each new center and the remodel of existing and acquired centers.
Our architecture division has developed a series of prototypical plans and specifications that can be easily adapted to each specific site. Project architects along with our construction management teams monitor quality and oversee the construction progress throughout the development of each new center.
FCA's construction management teams provide on-site supervision, for each new site and remodel, as well as administrative services, such as permitting, purchasing, project accounting and safety administration. The construction management teams qualify subcontractors, bid each component of our projects to ensure cost-effective pricing, and monitor cost progress for the duration of the project. By using similar materials at each center, we not only maintain a consistent look and feel, but we are also able to maximize buying power and leverage economies of scale in purchasing.
Through FCA, we are able to maximize flexibility in the design process, retain control over the cost and timing of the construction process and realize potential cost savings on each project. Nearly all of FCA’s costs are capitalized as a part of the overall initial investment in the new center or the remodel. Any remaining unallocated costs are recognized as an expense in the period incurred. Because FCA performs services solely for us, we do not recognize any revenue or profit related to FCA's operations.
Marketing and Sales
Overview of Marketing. Our in-house marketing and creative design agency is responsible for promoting and differentiating the Life Time Healthy Way of Life brand so as to attract, connect and engage existing and new customers to our centers, products and services. Our marketing and creative design initiatives focus on our comprehensive, healthy lifestyle-oriented approach of helping people set and achieve their health and fitness goals by participating in activities that interest them - and helping them to identify new areas of passion - both inside and outside of our healthy way of life destinations. In turn, these efforts further engage existing members in our ancillary business areas and generate new consumer leads for our membership sales force. Our in-house marketing and creative design agency integrates four key areas, including member acquisition and retention, media planning and analysis, creative development and production, and web, digital and social development. By delivering centralized marketing and creative design services to our centers and ancillary businesses, we bring proven, experienced and innovative strategic planning, creative design, member experience and production to our existing and new markets in an efficient and effective manner.
Overview of Sales. We have trained, commissioned member engagement advisors (sales team) in each center who are responsible for member acquisition and retention. Our member engagement advisors are responsible for prospecting potential members, setting up personalized visits and tours of our centers, and highlighting relevant programs, services and amenities that align with expressed member interests and goals. The member engagement advisors inspire action on the part of prospective members to get started on their healthy way of life and ensure they are connected to our programs and professionals. The member engagement advisors also serve as a primary relationship manager for new members through consistent engagement and timely follow up. During the pre-opening and grand opening phases described below, we have up to 12 member engagement managers on staff at a center. As the center matures, we reduce the number of member engagement advisors on staff to between six and eight.

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
Grand Opening Phase. We deploy a marketing program during the first month of a center's operation that builds on our pre-opening efforts. The campaign culminates with households in a strategically designated trade area - based on local access considerations, housing density and travel patterns - receiving targeted advertising. Simultaneously, new members receive special invitations to post-grand-opening activities designed to assist them in their orientation to the center.
Membership Growth Phase. After the grand opening phase, marketing activities and costs generally decrease as drive-by visibility and word-of-mouth marketing become more influential. The goal of each center is to achieve consistent membership growth until targeted capacity is reached. Once the center has reached its targeted capacity, marketing efforts aim to keep membership levels stable and grow other in-center services. Marketing plans for each center are formulated on an annual basis and reviewed monthly by marketing and center-level sales employees. At monthly intervals, a comprehensive situation analysis is performed and adjustments are implemented, as necessary, to ensure sales and retention objectives are meeting the goals of the center's business plan.
Ongoing Member Retention Phase. When a new member joins, we initiate a comprehensive connectivity and engagement process aimed at helping them to achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of passion. We are in the position to help them achieve this by providing the best places, people and programs of exceptional quality and value. We have created dozens of specific interest areas, along with connectivity programs, including, but not limited to, our dedicated member website, myLT.com; our periodic offerings of various athletic and social events; access to national and local Member Advantage discounts, a program designed to provide our members with discounts at select local and national partner businesses; and access to myLTBuck$, a member loyalty or rewards program.
Leveraging the LIFE TIME FITNESS® Brand
We continue to build our brand nationally and internationally through expansion of our portfolio of centers, and by delivering high-quality products and services in the areas of education, exercise and nutrition.
Centers. As of February 28, 2013, we operated 105 centers in 28 major markets in the United States and Canada under the LIFE TIME FITNESS® and LIFE TIME ATHLETICSM brands.
Education. Our educational initiatives include in-center classes and seminars; a vast array of online content (at lifetimefitness.com, experiencelife.com, revolutionaryact.com, myLT.com, myhealthcheckonline.com and lifetimeendurance.com), including articles, videos, blogs and e-newsletters; social media offerings; and our award-winning magazine, Experience Life®, which is distributed to more than 650,000 of our members. The publication, with a total circulation of over 700,000 copies, is also available to a general consumer audience by subscription and on newsstands nationwide. Published 10 times a year, Experience Life® offers approximately 90 full-color pages of forward-thinking health and fitness wisdom, including articles on nutrition and healthy eating, health and wellness, exercise and active adventure, stress-management, personal development and many other quality-of-life topics. In addition, each issue includes approximately 30 pages of national advertising. The magazine is also available in a digital edition, and launched its first mobile app, “101 Revolutionary Ways to Be Healthy,” in 2011. In continuous publication since 2001, Experience Life® is considered by many health experts to be one of the country's leading health and fitness titles, and has earned dozens of national and regional awards, including two gold Folio awards and numerous top prizes from the Minnesota Magazine and Publishing Association.
Athletic Events. We produce athletic events for members and non-members, both inside and outside our centers. The primary focus has been on endurance activities, including running, cycling and triathlon. In 2012, we produced over 100 events, serving over 90,000 participants. Our events range from entry level to ultra endurance events and draw from local, regional, national and international markets. Our larger events include triathlons such as the Life Time Tri Minneapolis and Life Time Tri Chicago, as well as the iconic Leadville Trail 100® Mountain Bike “Race Across the Sky.” In addition, we own and manage the Life Time Tri Pro Series, which connects seven of the most prominent international distance triathlon events in the United States. We produce events primarily in markets in which we operate centers, including themed runs such as the Torchlight 5K Run and Turkey Day 5K. We also hosted the Commitment DaySM run in 28 markets, with over 35,000 participants on New Year's Day. We also produce indoor triathlons in many of our centers, which are geared towards introducing members to the sport of triathlon.
Nutritional Products. We offer a line of nutritional products, including Men's and Women's Performance Multivitamins, Omega-3 Fish Oil, Joint Maintenance Formulation, LeanSource Soft Gels, VeganMax, Whey Protein, and FastFuel Complete, our meal replacement product. We believe our products deliver high quality, value and performance when it comes to helping our members achieve their health and fitness goals. Our products use high quality ingredients and are available in our LifeCafes and through our website, shop.lifetimefitness.com. Our current nutritional product line focuses on general health, along with LeanSource, which supports weight management. We use experienced and professional third parties to manufacture our nutritional products.
Our Employees
Our current model centers are staffed with an average of 250 full-time and part-time employees. Approximately 11 center employees are in management positions, typically including a general manager, member services department head, operations department head, member engagement manager and personal training department head to ensure a well-managed facility and motivated work force.
Most center employees are required to participate in a training and certification program that is specifically designed to promote a friendly and inviting environment at each center and a consistent standard of performance across all of our centers. Employees also receive ongoing mentoring, and continuing education is often required before they are permitted to advance to other positions within our company. Additionally, our personal trainers, registered dietitians, massage therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications.
As of December 31, 2012, we had approximately 21,700 employees, including approximately 14,500 part-time employees and approximately 780 employees at our corporate office. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management employees, historically we have not experienced difficulty in obtaining adequate replacement employees. In general, we believe relations with our employees are good.
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
Competition
We consider the following groups to be the primary industry participants in the health and wellness industry:

•	health club operators, including 24 Hour Fitness Worldwide, Inc., Equinox Holdings, Inc., LA Fitness International, LLC, Town Sports International, Inc. and Gold's Gym;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafés and businesses offering similar ancillary services;

•	exercise and small fitness clubs and studios, including Anytime Fitness, Curves International and Snap Fitness;

•	racquet, tennis and other athletic clubs;

•	amenity and condominium clubs;

•	country clubs;

•	online personal training and fitness coaching;

•	the home-use fitness equipment industry;

•	athletic event operators and related suppliers; and

•	providers of wellness and other healthy way of life orientated products and services.
The health and wellness industry is highly competitive. While competition in the industry varies from market to market, it may be impacted by various factors, including the breadth and price of membership offerings and other products and services, the flexibility of membership options, the overall quality of the offering, name or brand recognition and economies of scale. We believe that our comprehensive product offering and focus on services, amenities and value provide us with a distinct competitive advantage, positioning us well in the health and wellness industry.
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
With respect to the health and fitness industry specifically, state statutes regulate the sale and terms of our membership contracts. State statutes often require that we:

•	include certain terms in our membership contracts, including the right to cancel a membership, in most cases, within three to 10 days after joining, and receive a refund of enrollment fees paid;

•	escrow funds received from pre-opening sales or post a bond or proof of financial responsibility; and

•	adhere to price or financing limitations.
Trademarks and Trade Names
We own several trademarks and service marks registered with the U.S. Patent and Trademark Office, including, among others, LIFE TIME FITNESS®, EXPERIENCE LIFE®, T.E.A.M. TRAINING EDUCATION ACCOUNTABILITY MOTIVATION® and MYHEALTHSCORE®. We have also registered our logo and our LIFE TIME FITNESS Triathlon logo. We also registered the “LIFE TIME FITNESS” mark in certain foreign countries.
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
As of December 31, 2012, we had total consolidated indebtedness of $704.5 million, of which $292.4 million was floating rate debt, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers, and obligations under capital leases.
The credit markets generally and our level of indebtedness could have important consequences to us, including the following:

•
Our ability to obtain the appropriate levels of capital for working capital purposes or to finance the development and construction of new centers or acquisitions may limit our growth strategy and future business opportunities;

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

•
A substantial decrease in our cash flows from operations or a substantial increase in our investment in new centers could make it difficult for us to meet our debt service requirements and force us to modify our operations; and

•	We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage including in the event of an economic downturn.
In addition to the amount of indebtedness outstanding as of December 31, 2012, we had access to an additional $195.6 million under our credit facility. We also have the ability to incur new debt, subject to limitations under our existing credit facility and in our debt financing agreements. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify, and we may have to change our growth strategies as a consequence.
Finally, if cash from available sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.
Any inability to access our existing credit facility, to raise additional capital when required or with favorable terms, or to repay scheduled indebtedness at maturity could have an adverse effect on our business plans and operating results.
If we fail to comply with any of the covenants in our financing documents, we may not be able to access our existing credit facility, and we may face an accelerated obligation to repay our indebtedness.
We have entered into several financing transactions to finance the development of our centers. Certain of the loan documents contain financial and other covenants applicable to us, and certain of these loan documents contain cross-default provisions. If we fail to comply with any of the covenants, it may cause a default under one or more of our loan documents, which could limit our ability to obtain additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligations to repay our indebtedness.
Our continued growth could place strains on our management, employees, information systems and internal controls which may adversely impact our business.
Over the past several years, we have experienced significant growth in our business activities and operations, including an increase in the number of our centers, development of new businesses and acquisitions of other businesses. Our past expansion has placed, and any accelerated future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention.
If we fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be materially adversely affected.
As we grow our business, we increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Such federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have a material adverse effect on our business, operations and reputation including material fines and penalties; increased financial processing fees; compensatory, statutory, punitive or other damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order.

Our business could be adversely affected by strong competition in the highly competitive health and wellness industry.
We compete with the following industry participants: other health and fitness centers; physical fitness and recreational facilities established by non-profit organizations, governments, hospitals, and businesses; local salons, cafés and businesses offering similar ancillary services; exercise and small fitness clubs and studios; racquet, tennis and other athletic clubs; amenity and condominium clubs; country clubs; online personal training and fitness coaching; the home-use fitness equipment industry; athletic event operators and related suppliers; and providers of wellness and other healthy way of life orientated products and services. We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. Competitors, which may have greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Furthermore, due to the increased number of low cost health club and fitness center alternatives, we may face increased competition during periods if we increase our price, discretionary spending declines or unemployment remains high. This competition may limit our ability to attract and retain members.
We may be unable to successfully acquire suitable businesses or, if we do acquire them, the acquisition may disrupt our business or we may be unable to successfully integrate the business into our own, all of which may have a material adverse effect on our performance.
In order to remain competitive and to expand our business, we have acquired, and expect to continue to acquire, complementary businesses and centers. In the future, we may not be able to find suitable acquisition candidates. If we do find suitable candidates, we may not be able to conduct effective due diligence or acquire the businesses on favorable terms or at all. We may also have to incur debt or issue equity securities to pay for any acquisition, which could adversely affect our financial results or dilute our shareholders.
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
If we are unable to identify and acquire suitable sites for centers, our revenue growth rate and profits may be negatively impacted.
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
We may incur significant costs in the development and implementation of new businesses with no guarantee of success.
In order to remain competitive and expand our business, we have developed, and expect to continue to develop, in-center and ancillary businesses. We may incur significant costs in the development of these businesses, some of which may be outside of our core competency. In addition, we cannot guarantee that these businesses will be successful and contribute to earnings.
Delays in new center openings could have an adverse effect on our growth.
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

•	obtaining acceptable financing for construction of new sites;

•	obtaining entitlements, permits and licenses necessary to complete construction of the new center on schedule;

•	recruiting, training and retaining qualified employees;

•	securing access to labor and materials necessary to develop and construct our centers;

•	delays due to material shortages, labor issues, weather conditions or other acts of God, discovery of contaminants, accidents, deaths or injunctions; and

•	general economic conditions.
We may incur rising costs related to construction of new centers and maintenance of our existing centers. If we are not able to pass these cost increases through to our members, our returns may be adversely affected.
Our centers require significant upfront and ongoing investment. If our investment is higher than we had planned, we may need to outperform our operational plan to achieve our targeted return. Over the longer term, we believe that we can offset cost increases by increasing our membership dues and other fees and improving profitability through cost efficiencies, but higher costs in regions where we are opening new centers may be difficult to offset in the short term.
We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our centers in any of these areas could harm our operating results.
At February 28, 2013, we operated multiple centers in several metropolitan areas, including 24 in the Minneapolis/St. Paul market, nine in the Chicago market, eight in the Dallas market, six in the Atlanta, Detroit and Houston markets and five in the Phoenix market, with future planned expansion in current and new markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
If our chairman, president and chief executive officer leaves our company for any reason, it could have an adverse effect on our business.
Our growth and development to date have been driven by the services of Bahram Akradi, our Chairman of the Board of Directors, President, Chief Executive Officer and founder. We do not have any employment or non-competition agreement with Mr. Akradi. In addition, Mr. Akradi may be able to exert disproportionate influence over us because of the significant consequence of his departure.
If we cannot retain our key employees and hire additional highly qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives.
We are highly dependent on the services of our senior management team and other key employees at both our corporate headquarters and our centers, and on our ability to recruit, retain and motivate key employees. Competition for such employees is intense, and the inability to attract and retain the additional qualified employees required to expand our activities, or the loss of current key employees, could adversely affect us.
The opening of new centers may negatively impact our operating margins. In addition, the opening of new centers in existing markets may negatively impact our same-center revenues.
A result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly opened centers to affect our center operating margins at these new centers. We also expect certain operating costs, particularly those related to occupancy, to be higher than in the past in some newly entered geographic regions. As a result of the impact of these rising costs, our total center contribution and operating margins may be lower in future periods than they have been in the past.
We currently operate centers in 22 states and one Canadian province. We plan to open three new large format centers in 2013, two of which are in existing markets. Opening new centers in existing markets may attract some memberships away from other centers in those markets, thereby leading to diminished revenue and profitability. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
We could be subject to claims related to construction or operation of our centers and off-premises activities and events.
Use of our centers and participation in off-premises activities and events pose potential health or safety risks to members or guests through exertion and use of our equipment, swimming pools, rock climbing walls, waterslides, endurance events and other facilities and services. Claims may be asserted against us for injury or death suffered by someone using our facilities, services, activities and events, including a minor child. We could also face claims in connection with our construction and remodel of our centers. While we carry insurance generally applicable to such claims, we face exposure for losses within any self-insured retention or for uninsured damages.
We are subject to extensive government regulation, and changes in these regulations could have a negative effect on our financial condition and results of operations.
Our operations are subject to various federal and state laws and regulations, including but not limited to the following:

•	federal and state consumer protection laws related to the advertising, marketing and sale of our products and services;

•	state statutes that regulate the sale and terms of our membership contracts;

•	state and local health or safety regulations related to various center operations, such as child centers, LifeCafe, LifeSpa or Aquatics;

•	federal and state regulation of ancillary health and fitness-related products and services;

•	state licensing or other regulation of our service providers, such as cosmetologists, massage therapists and registered dietitians; and

•	federal and state laws and regulations governing privacy and security of information.
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
We may have disputes with third parties to enforce our intellectual property rights, protect our trademarks, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of infringement, invalidity or unenforceability. We may incur substantial costs and a diversion of resources as a result of such disputes, even if we win. In the event that we do not win, we may have to enter into royalty or licensing agreements, we may be prevented from using the marks within certain markets in connection with goods and services that are material to our business or we may be unable to prevent a third party from using our marks. We cannot assure you that we would be able to reach an agreement on reasonable terms, if at all. In particular, although we own a federal trademark registration for use of the LIFE TIME FITNESS® mark in the field of health and fitness centers, we are aware of entities in certain locations around the country that use LIFE TIME FITNESS, LIFE TIME or other similar marks in connection with goods and services related to health and fitness. The rights of these entities in such marks may predate our rights. Accordingly, if we open any centers in the areas in which these parties operate, we may be required to pay royalties or may be prevented from using the mark in such areas.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters, located in Chanhassen, Minnesota next to our Chanhassen large format center, is a 105,000 square foot, free-standing, three-story building that we own.
As of February 28, 2013, we operated 105 centers in 22 states and one Canadian province, of which we leased 30 sites, are party to long-term ground leases for nine sites, owned 65 sites and were a member of a joint-venture that owned one site. We expect to open three large format centers in 2013 on sites we own in various markets, all of which are currently under construction. Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2013 through 2049. The majority of our leases have renewal options and a few give us the right to purchase the property. The table below contains information about our open centers:

Location	Center Format (1)	Square Feet (2)	Date Opened (3)
105 Life Time Athletic Atlanta, GA	Large/Current	116,848	May-2012
104 South Tulsa (Tulsa), OK	Large/Current	114,441	Apr-2012
103 Mississauga (Toronto), ON	Large/Current	146,674	Mar-2012
102 Life Time Tennis Atlanta, GA	Other	22,703	Jan-2012
101 Fishers (Indianapolis), IN (4)	Other	32,000	Dec-2011
100 Matthews (Charlotte), NC (4)	Other	36,594	Dec-2011
99 University (Charlotte), NC (4)	Other	35,230	Dec-2011
98 Upper Arlington (Columbus), OH (4)	Other	35,055	Dec-2011
97 Pickerington (Columbus), OH (4)	Other	27,000	Dec-2011
96 North Meridian (Indianapolis), IN (4)	Other	44,000	Dec-2011
95 Apex (Raleigh), NC (4)	Other	35,244	Dec-2011
94 Plantation Point (Raleigh), NC (4)	Other	32,000	Dec-2011
93 Six Forks (Raleigh), NC (4)	Other	45,306	Dec-2011
92 Summerlin (Las Vegas), NV	Large/Current	143,286	May-2011
91 Colorado Springs, CO	Large/Current	112,110	May-2011
90 Syosset (Long Island), NY	Large/Current	112,110	Jan-2011
89 Centennial (Denver), CO	Large/Current	129,182	Dec-2010
88 Uptown (Mpls./St. Paul), MN	Other	12,490	Aug-2010
87 Kingwood (Houston), TX	Other	50,085	May-2010
86 Lenexa (Kansas City), KS	Large/Current	112,110	Mar-2010
85 Pima Crossing (Phoenix), AZ	Other	20,620	Feb-2010

Location	Center Format (1)	Square Feet (2)	Date Opened (3)
84 Beachwood (Cleveland), OH	Large/Current	112,110	Jan-2010
83 Collierville (Memphis), TN	Large/Current	112,110	Jun-2009
82 Lake Houston (Houston), TX	Large/Current	112,110	Feb-2009
81 Berkeley Heights (New York), NJ	Large/Current	112,110	Feb-2009
80 Westminster (Denver), CO	Large/Current	112,110	Nov-2008
79 Florham Park (New York), NJ	Large/Current	109,995	Nov-2008
78 Loudoun County (D.C./Baltimore), VA	Large/Current	112,110	Oct-2008
77 Mansfield (Dallas), TX	Large/Current	129,155	Oct-2008
76 Vernon Hills (Chicago), IL	Large/Current	140,495	Sep-2008
75 CityCentre (Houston), TX	Large/Current	140,495	Sep-2008
74 Rockville (D.C./Baltimore), MD	Large	66,700	Sep-2008
73 Woodstock-Mountain Brook (Atlanta), GA	Large/Current	112,110	Jun-2008
72 West County (St. Louis), MO	Large/Current	112,110	Jun-2008
71 Johns Creek (Atlanta), GA	Large/Current	112,110	May-2008
70 Parker (Denver), CO	Large/Current	129,155	Jan-2008
69 San Antonio at the Rim (San Antonio), TX	Large/Current	112,110	Dec-2007
68 Sugarloaf (Atlanta), GA	Large/Current	112,110	Nov-2007
67 Austin South (Austin), TX	Large/Current	109,045	Oct-2007
66 Life Time Athletic Dallas, TX	Large	62,000	Sep-2007
65 White Bear Lake (Mpls./St. Paul), MN	Large	58,782	Sep-2007
64 Deerfield Township (Cincinnati), OH	Large/Current	127,040	Jul-2007
63 Omaha, NE	Large/Current	115,030	Jun-2007
62 Lakeville (Mpls./St. Paul), MN	Large/Current	115,030	Jun-2007
61 Cary (Raleigh), NC	Large/Current	109,995	May-2007
60 Dublin (Columbus), OH	Large/Current	109,045	Apr-2007
59 Scottsdale (Phoenix), AZ	Large/Current	109,775	Dec-2006
58 Alpharetta (Atlanta), GA	Large/Current	109,720	Dec-2006
57 Goodyear Palm Valley (Phoenix), AZ	Large/Current	109,775	Oct-2006
56 Overland Park (Kansas City), KS	Large/Current	110,080	Oct-2006
55 South Valley (Salt Lake City), UT	Large/Current	108,925	Aug-2006
54 Boca Raton (Miami/Ft. Lauderdale), FL	Large	73,688	Jul-2006
53 Bloomington South (Mpls./St. Paul), MN	Large	95,314	Jul-2006
52 Eden Prairie (Mpls./St. Paul), MN	Large	89,011	Jul-2006
51 St. Louis Park (Mpls./St. Paul), MN	Large	189,496	Jul-2006
50 Crosstown (Mpls./St. Paul), MN	Large	145,896	Jul-2006
49 Target Center (Mpls./St. Paul), MN	Large	170,925	Jul-2006
48 Fridley (Mpls./St. Paul), MN	Large	162,048	Jul-2006
47 Allen-McKinney (Dallas), TX	Large/Current	125,475	May-2006
46 Columbia (D.C./Baltimore), MD	Large/Current	110,563	Feb-2006
45 Minnetonka (Mpls./St. Paul), MN	Other	41,000	Jan-2006
44 Maple Grove (Mpls./St. Paul), MN	Large	72,500	Dec-2005
43 San Antonio, TX	Large/Current	110,563	Dec-2005
42 Romeoville (Chicago), IL	Large/Current	110,563	Sep-2005
41 Austin North (Austin), TX	Large/Current	110,563	Sep-2005
40 Chanhassen (Mpls./St. Paul), MN	Large/Current	110,563	Jul-2005

Location	Center Format (1)	Square Feet (2)	Date Opened (3)
39 Cinco Ranch (Houston), TX	Large/Current	108,890	Jun-2005
38 Commerce Township (Detroit), MI	Large/Current	108,890	Mar-2005
37 Colleyville (Dallas), TX	Large/Current	108,890	Nov-2004
36 North Dallas (Dallas), TX	Large	68,982	Nov-2004
35 Flower Mound (Dallas), TX	Large/Current	108,890	Oct-2004
34 Sugar Land (Houston), TX	Large/Current	108,890	Oct-2004
33 Garland (Dallas), TX	Large/Current	108,890	Jul-2004
32 Champions (Houston), TX	Large/Current	108,890	Jun-2004
31 Plano (Dallas), TX	Large/Current	108,890	Nov-2003
30 New Hope (Mpls./St. Paul), MN	Other	44,156	Oct-2003
29 Gilbert (Phoenix), AZ	Large/Current	108,890	Oct-2003
28 Tempe (Phoenix), AZ	Large/Current	108,890	Apr-2003
27 Rochester Hills (Detroit), MI	Large/Current	108,890	Nov-2002
26 Canton Township (Detroit), MI	Large/Current	105,010	Sep-2002
25 Old Orchard (Chicago), IL	Large/Current	108,890	Aug-2002
24 Savage (Mpls./St. Paul), MN	Large	80,583	Jun-2002
23 Burr Ridge (Chicago), IL	Large/Current	105,562	Feb-2002
22 Champlin (Mpls./St. Paul), MN	Large	61,948	Oct-2001
21 Fairfax (D.C./Baltimore), VA	Large	67,467	Oct-2001
20 Orland Park (Chicago), IL	Large/Current	108,890	Aug-2001
19 Algonquin (Chicago), IL	Large/Current	108,890	Apr-2001
18 Bloomingdale (Chicago), IL (5)	Large/Current	108,890	Feb-2001
17 Warrenville (Chicago), IL	Large/Current	114,933	Jan-2001
16 Schaumburg (Chicago), IL	Large/Current	108,890	Oct-2000
15 Minneapolis, MN	Other	58,705	Sep-2000
14 Shelby Township (Detroit), MI	Large	101,680	Mar-2000
13 Centreville (D.C./Baltimore), VA	Large	90,956	Jan-2000
12 Novi (Detroit), MI	Large	90,956	Oct-1999
11 Castle Creek (Indianapolis), IN	Large	90,956	Aug-1999
10 Easton (Columbus), OH	Large	98,047	Jul-1999
9 Apple Valley(Mpls./St. Paul), MN	Other	10,375	Jun-1999
8 Troy (Detroit), MI	Large	93,579	Jan-1999
7 Plymouth (Mpls./St. Paul), MN	Large	109,558	Jun-1997
6 Bloomington North (Mpls./St. Paul), MN	Other	47,307	Nov-1996
5 Coon Rapids (Mpls./St. Paul), MN	Other	90,262	May-1996
4 Highland Park (Mpls./St. Paul), MN (6)	Other	39,678	Nov-1995
3 Roseville (Mpls./St. Paul), MN	Other	14,000	Sep-1995
2 Woodbury (Mpls./St. Paul), MN	Large	73,050	Sep-1995
1 Eagan (Mpls./St. Paul), MN	Large	64,415	Sep-1994

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

(2)
In a few of our centers, we sublease space to third parties. The square footage figures include those subleased areas. The square footage figures exclude areas used for tennis courts, outdoor swimming pools and outdoor play areas. These figures are approximations.

(3)	For acquired centers, date opened is the date we assumed operations of the center.

(4)	In December 2011, we acquired nine facilities from LFF in Indiana, North Carolina and Ohio.

(5)	This center is a joint venture in which we have a one-third interest.

(6)	This center is located in a 109,346 square foot office building that we own.
In addition to the centers listed in the table above, we also operate five facilities which we classify as satellite locations. These include a 15,640 square foot tennis-only facility that we own in Minnetonka, Minnesota, and four leased yoga centers in the Detroit, Michigan market.
Other Property Data:

	As of December 31,
	2012	2011	2010	2009	2008
	(Number of centers)
Center age
Open 1 to 12 months (non-mature)	4	12	6	3	11
Open 13 to 36 months (non-mature)	18	9	14	21	25
Open 37+ months (mature)	83	80	69	60	45
Total centers	105	101	89	84	81
Center format
Large format - current model	60	57	54	51	48
Large format - other	24	24	24	24	24
Other format	21	20	11	9	9
Total centers	105	101	89	84	81
Center ownership
Own	48	47	35	28	29
Own/ground lease	9	7	3	3	2
Own/mortgaged	17	17	20	23	20
Own/ground lease/mortgaged	—	—	3	3	3
Joint venture	1	1	1	1	1
Leased	30	29	27	26	26
Total centers	105	101	89	84	81

Item 3. Legal Proceedings.
We may be subject to litigation from time to time. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. Such matters are subject to many uncertainties, however, and the outcome of individual matters is not predictable with assurance.

Item 4. Mine Safety Disclosures.
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol LTM. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the NYSE.

	High	Low
Fiscal Year Ended December 31, 2011:
First Quarter (January 1, 2011 – March 31, 2011)	$44.25	$35.00
Second Quarter (April 1, 2011 – June 30, 2011)	$40.98	$33.15
Third Quarter (July 1, 2011 – September 30, 2011)	$44.18	$33.17
Fourth Quarter (October 1, 2011 – December 31, 2011)	$48.42	$34.78
Fiscal Year Ended December 31, 2012:
First Quarter (January 1, 2012 – March 31, 2012)	$52.68	$44.18
Second Quarter (April 1, 2012 – June 30, 2012)	$51.03	$40.40
Third Quarter (July 1, 2012 – September 30, 2012)	$50.00	$41.79
Fourth Quarter (October 1, 2012 – December 31, 2012)	$50.84	$42.09
Holders
As of February 26, 2013, the number of record holders of our common stock was approximately 418, including 10 record holders with our transfer agent.
Performance Graph
The following graph compares the annual change in the cumulative total shareholder return on our common stock from December 31, 2007 through December 31, 2012 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2007 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Life Time Fitness	$100	$26	$50	$83	$94	$99
NYSE Composite Index	100	59	74	82	77	87
Russell 2000 Index	100	65	82	102	97	111
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to invest all future earnings into the operation and expansion of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our revolving credit facility limit the amount of dividends we may pay without the consent of the lenders. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.
Issuer Purchases of Equity Securities in Fourth Quarter 2012
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan (the "ESPP Authorization"). In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through the open market or privately negotiated transactions (the "Stock Repurchase Authorization").

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet be Purchased Under the Stock Repurchase Authorization (1)	Maximum Number of Shares that May Yet be Purchased Under the ESPP Authorization (2)
October 1 – 31, 2012	119,500	$44.59	$54,672,003	287,820
November 1 – 30, 2012	305,531	$45.07	$40,901,658	287,820
December 1 – 31, 2012	—	$—	$40,901,658	287,820
Total	425,031	$44.93	$40,901,658	287,820

(1) From June 2006 through December 31, 2012, we repurchased 212,180 shares pursuant to the ESPP Authorization. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock. No shares were repurchased under the ESPP Authorization during the fourth quarter of 2012.
(2) The Stock Repurchase Authorization to repurchase shares terminates when the aggregate repurchase amount totals $60 million or at the close of business on August 17, 2013, whichever comes earlier. As of December 31, 2012, 425,031 shares have been repurchased under the Stock Repurchase Authorization for $19.1 million. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
Equity Compensation Plan Information
Incorporated by reference hereunder is the information under “Equity Compensation Plan Information” in our Proxy Statement.

Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings per share.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$727,596	$663,439	$603,231	$564,605	$508,927
Enrollment fees	15,346	18,447	24,426	26,138	26,570
In-center revenue (1)	348,265	308,474	266,426	232,834	218,198
Total center revenue	1,091,207	990,360	894,083	823,577	753,695
Other revenue	35,740	23,314	18,761	13,424	15,926
Total revenue	1,126,947	1,013,674	912,844	837,001	769,621
Operating expenses
Center operations	655,887	614,949	561,070	506,443	454,645
Advertising and marketing	39,931	36,318	27,098	26,299	31,500
General and administrative	55,715	54,736	48,060	42,776	43,749
Other operating	52,170	35,562	23,544	21,852	19,426
Depreciation and amortization	115,016	98,843	92,313	90,770	72,947
Total operating expenses (2)	918,719	840,408	752,085	688,140	622,267
Income from operations	208,228	173,266	160,759	148,861	147,354
Interest expense, net	(25,475)	(20,138)	(27,795)	(30,338)	(29,552)
Equity in earnings of affiliate (3)	1,482	1,299	1,176	1,302	1,243
Income before income taxes	184,235	154,427	134,140	119,825	119,045
Provision for income taxes	72,697	61,810	53,448	47,441	47,224
Net income	$111,538	$92,617	$80,692	$72,384	$71,821
Basic earnings per common share	$2.70	$2.29	$2.03	$1.84	$1.84
Weighted average number of common shares outstanding — basic	41,345	40,358	39,809	39,297	39,002
Diluted earnings per common share	$2.66	$2.26	$2.00	$1.82	$1.83
Weighted average number of common shares outstanding — diluted (4)	41,972	40,930	40,385	39,870	39,342
Balance Sheet Data (end of period):
Cash and cash equivalents	$16,499	$7,487	$12,227	$6,282	$10,829
Working capital	(67,723)	(55,413)	(56,513)	(67,396)	(107,112)
Total assets	2,072,174	1,915,828	1,718,480	1,631,525	1,647,703
Long-term debt, net of current portion	691,867	679,449	605,279	643,630	702,569
Total debt	704,470	686,298	612,544	660,346	712,904
Total shareholders’ equity	1,072,917	957,473	840,578	737,431	652,901
Cash Flow Data:
Net cash provided by operating activities	$255,745	$227,943	$192,265	$186,203	$183,066
Net cash used in investing activities	(251,403)	(232,949)	(149,034)	(143,285)	(305,995)
Net cash provided by (used in) financing activities	5,818	266	(37,286)	(47,465)	128,404

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share, center and membership data)
Other Data:
Same center revenue – 13 month (5)	4.3%	5.1%	5.0%	(3.1%)	2.8%
Same center revenue – 37 month (5)	3.7%	4.3%	2.3%	(7.5%)	(2.8%)
Average revenue per membership (6)	$1,587	$1,543	$1,475	$1,414	$1,427
Average in-center revenue per membership (7)	$507	$481	$440	$400	$414
Annual attrition rate (8)	38.2%	35.0%	36.3%	40.6%	42.3%
EBITDA (9)	$324,726	$273,408	$254,248	$240,933	$221,544
EBITDAR (9)	$363,377	$316,218	$296,729	$281,174	$248,919
Capital expenditures (10)	$224,194	$165,335	$131,671	$146,632	$463,337
Free cash flows (11)	$31,551	$62,608	$60,594	$39,571	$(280,271)
Operating Data (end of period) (12):
Centers open	105	101	89	84	81
Access memberships	682,621	676,054	612,556	578,937	567,110
Center square footage (13)	9,901,108	9,500,442	8,810,507	8,459,540	8,109,359
Employees	21,700	20,000	19,000	17,400	16,700
Margins:
Center operations	41.8%	39.3%	38.5%	39.5%	40.9%
EBITDA (14)	28.8%	27.0%	27.9%	28.8%	28.8%
EBITDAR (15)	32.2%	31.2%	32.5%	33.6%	32.3%
Operating income	18.5%	17.1%	17.6%	17.8%	19.1%
Net Income	9.8%	9.1%	8.8%	8.6%	9.3%
Stock Information:
Total common shares outstanding	43,149	42,428	41,925	41,410	39,613
Market price per share – high	$52.68	$48.42	$42.99	$32.05	$50.28
Market price per share – close	$49.21	$46.75	$40.99	$24.93	$12.95
Market price per share – low	$40.40	$33.15	$22.05	$7.07	$8.03
Price/earnings ratio at year-end – diluted	18.5	20.7	20.5	13.6	7.1
Market capitalization (16)	$2,123,362	$1,983,509	$1,718,505	$1,032,351	$512,988

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

Total operating expenses in 2010 includes $5.6 million associated with performance-based restricted stock compensation expense. In June 2009, we granted performance-based restricted stock to our senior management team. In fourth quarter 2010, we determined that achieving the 2011 diluted earnings per share performance criteria required for vesting of 50% of the stock (representing 453,500 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million (pretax) in the quarter. Of this amount, approximately $1.2 million is reflected in center operations expense and approximately $4.4 million is reflected in general and administrative expense.

Total operating expenses in 2011 include $10.6 million associated with non-cash performance-based restricted stock compensation expense. In fourth quarter 2011, we determined that achieving the 2012 diluted earnings per share performance criteria required for vesting of the final 50% of the stock (representing 448,000 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million (pretax) in the quarter, in addition to the $3.8 million (pretax) of share-based compensation expense we recognized in 2011 on the initial 50% of the grant. Of the $10.6 million amount, approximately $2.5 million is reflected in center operations expense and approximately $8.1 million is reflected in general and administrative expense.
Total operating expenses in 2012 includes $2.6 million associated with performance-based restricted stock compensation expense. Of the $2.6 million, approximately $0.5 million is reflected in center operations expense and approximately $2.1 million is reflected in general and administrative expense.

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

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Weighted average number of common shares outstanding – basic	41,345	40,358	39,809	39,297	39,002
Effect of dilutive stock options	116	132	156	69	164
Effect of dilutive restricted stock awards	511	440	420	504	176
Weighted average number of common shares outstanding – diluted	41,972	40,930	40,385	39,870	39,342

(5)
Membership dues, enrollment fees and in-center revenue for a center are included in same center revenue growth – 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same center revenue growth – 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(6)
Average revenue per membership is total center revenue for the period divided by an average number of Access memberships for the period, where the average number of Access memberships for the period is derived from dividing the sum of the total Access memberships outstanding at the end of each month during the period by the total number of months in the period.

(7)
Average in-center revenue per Access membership is total in-center revenue for the period divided by the average number of Access memberships for the period, where the average number of Access memberships for the period is derived from dividing the sum of the total Access memberships outstanding at the end of each month during the period by the total number of months in the period.

(8)
Annual attrition rate (or trailing 12 month attrition rate) is calculated as follows: total membership terminations for the trailing 12 months divided into the average beginning month Access membership balance for the trailing 12 months. The annual attrition rate for the years ended December 31, 2010 and 2011 includes a small positive impact due to a change in calculation methodology adopted April 1, 2010 in which we exclude potential memberships who elect to cancel during their 14-day trial as members.

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net income	$111,538	$92,617	$80,692	$72,384	$71,821
Interest expense, net	25,475	20,138	27,795	30,338	29,552
Provision for income taxes	72,697	61,810	53,448	47,441	47,224
Depreciation and amortization	115,016	98,843	92,313	90,770	72,947
EBITDA	$324,726	$273,408	$254,248	$240,933	$221,544
Rent expense	38,651	42,810	42,481	40,241	27,375
EBITDAR	$363,377	$316,218	$296,729	$281,174	$248,919

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

(11)
Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment, excluding acquisitions. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. We use free cash flow to monitor cash available for repayment of indebtedness and in discussions with the investment community. The funds depicted by free cash flow are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$255,745	$227,943	$192,265	$186,203	$183,066
Less: Purchases of property and equipment	224,194	165,335	131,671	146,632	463,337
Free cash flow	$31,551	$62,608	$60,594	$39,571	$(280,271)

(12)	The operating data presented in these items include the center owned by Bloomingdale LLC. The data presented elsewhere in this section exclude the center owned by Bloomingdale LLC.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of February 28, 2013, we operated 105 centers primarily in residential locations across 22 states and one Canadian province under the LIFE TIME FITNESS® and LIFE TIME ATHLETICSM brands.
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
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the three new large format centers we plan to open in 2013, two will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
During 2011 and 2012, our center operating margins improved, primarily due to price and membership mix, which have more than offset the growth of our in-center businesses which are lower-margin. In late 2011, we acquired six previously leased centers, which we expect will result in lower occupancy costs and improved center operating margins. This margin improvement is expected to more than offset lower margins we expect from our acquisition of the nine LFF centers, which have higher occupancy costs as a result of lease expense.
Our categories of new centers and existing centers do not include the center owned by Bloomingdale, LLC because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and same center revenue growth. We use center revenue and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center membership levels and growth of system-wide memberships; percentage center membership to target capacity; center membership usage; center membership mix among individual, couple and family memberships; non-access memberships and center attrition rates. During the years ended December 31, 2010, 2011 and 2012, our annual attrition rate fluctuated between 35.0% and 38.2%, resulting in the estimated average membership life remaining at 33 months during those periods. At December 31, 2012, our annual attrition rate was 38.2%, and the increase was primarily the result of the higher attrition rates associated with the LFF clubs acquired in late 2011.

We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (64.6% of total revenue for the year ended December 31, 2012, down from 65.5% for the year ended December 31, 2011) and enrollment fees (1.4% of total revenue for the year ended December 31, 2012, down from 1.8% for the year ended December 31, 2011) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (30.8% of total revenue for the year ended December 31, 2012, up from 30.4% for the year ended December 31, 2011), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our LifeCafe, sales of products and services offered at our LifeSpa, tennis programs and renting space in certain of our centers.

•
Third, we have expanded the LIFE TIME FITNESS® brand into other wellness-related offerings that generate revenue, which we refer to as other revenue or ancillary businesses (3.2% of total revenue for the year ended December 31, 2012, up from 2.3% for the year ended December 31, 2011), media, athletic events and related services, health promotion programs and training and certification programs. Our primary media offering is our magazine, Experience Life®. Other revenue also includes revenue from our race registration and timing businesses and rental income from our Highland Park, Minnesota office building.

Center operations expenses consist primarily of salary, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers. Advertising and marketing expenses consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our ancillary businesses. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations. Our other operating expenses include the costs associated with our media, athletic events and nutritional product businesses and other corporate expenses, as well as gains or losses on our dispositions of assets. Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center businesses.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, probability of meeting certain performance targets, tax provisions and deferred personal training revenue. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results. We have identified below the following accounting policies that we consider to be critical.
Revenue recognition. We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. We review the estimated average membership life on a quarterly basis, or more frequently if circumstances change. Changes in member behavior, competition, economic conditions and our performance may cause attrition levels to change, which could impact the estimated average membership life. During the years ended December 31, 2010, 2011 and 2012, our annual attrition rate fluctuated between 35.0% and 38.2%, resulting in the estimated average membership life remaining at 33 months during those periods. If the estimated average membership life had been 36 months or 30 months for the entire year ended December 31, 2012, the impact of this change in accounting estimate on our income from continuing operations and net income would have been less than $0.1 million, and the change in accounting estimate would have had no impact on our basic and diluted earnings per common share. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the average membership life. The amount of direct expenses in excess of enrollment fees totaled $20.7 million, $14.9 million and $14.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
We provide services at each of our centers, including personal training, spa, café and other member services. Revenue from spa and café services and products is recognized at the point of sale to the customer. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed based on historical member usage.
Other revenue includes revenue from our media, health, athletic events and race registration and timing businesses. Media advertising revenue is recognized over the duration of the advertising placement. Health revenue is recognized primarily at the time the service is performed. For athletic events, revenue is generated primarily through sponsorship sales and race registration fees. Athletic event revenue and race registration revenue is recognized upon the completion of the event. Race timing revenue is recognized at the time of delivery to the customer.
Share-based compensation. We maintain share-based incentive plans, which include nonvested share awards, stock options and an employee stock purchase plan ("ESPP"). See Note 7, Share-Based Compensation to the Notes to Consolidated Financial Statements for a complete discussion of our share-based compensation plans.
We determine the fair value of our nonvested share awards at the date of grant using the closing market price of our stock. Performance-based restricted share awards require management to make assumptions regarding the likelihood of achieving performance goals.
In June 2009 and August 2010, the Compensation Committee approved the grant of 996,000 and 20,000 shares, respectively, of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. As of December 31, 2012, 448,000 of these shares were still outstanding. A specified EPS target was achieved for fiscal 2011 and 50% of the restricted shares vested. A specified EPS target was achieved for fiscal 2012 and the remaining 50% of the restricted shares vested. The probability of reaching the targets was evaluated each reporting period. As of December 31, 2011 we determined that the second 50% vesting was probable. As such, we recognized the remaining portion of non-cash performance share-based compensation expense of approximately $2.6 million (pretax) ratably in 2012. A total of $18.8 million (pretax) was recognized as compensation expense with respect to this grant.
In May and August 2012, the Compensation Committee approved the grant of 598,000 and 20,000 shares, respectively, of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. The ROIC target is measured in the last year of the applicable performance period. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. A maximum of $28.5 million could be recognized as compensation expense with respect to this grant if all cumulative diluted EPS and ROIC targets are met.

We currently do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the year ended December 31, 2012. If all of the targets had been considered probable at December 31, 2012, we would have recognized $4.6 million of non-cash performance share-based compensation expense during the year ended December 31, 2012. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period.
Our ESPP provides for the sale of shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
A 10% change in our share-based compensation expense for the year ended December 31, 2012 would have affected net income by approximately $0.9 million in fiscal 2012.
Impairment of Long-lived Assets. The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicator of potential impairment. Judgments regarding existence of impairment indicators are based on factors such as operational performance (including revenue and expense growth rates), market conditions, and expected holding period of each asset. We evaluate assets for impairment at the lowest levels for which there are identifiable cash flows, which is generally at an individual center level. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center, compared to the carrying value of these assets. If impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Worsening operational performance, market conditions or change in expected holding periods of each asset may cause us to re-evaluate the assumptions used in management's analysis. If the estimate of our undiscounted future cash flows at our center level had decreased by 5%, the impact of this change in accounting estimate would not have resulted in impairment, and the change in accounting estimate would have had no impact on our net income or basic and diluted earnings per common share. Based upon our review and analysis, no impairments on long-lived assets were deemed to have occurred during 2012, 2011 or 2010.

Results of Operations
The following table sets forth our consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
REVENUE:
Membership dues	64.6%	65.5%	66.1%
Enrollment fees	1.4	1.8	2.7
In-center revenue	30.8	30.4	29.1
Total center revenue	96.8	97.7	97.9
Other revenue	3.2	2.3	2.1
Total revenue	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	58.2	60.7	61.5
Advertising and marketing	3.5	3.5	3.0
General and administrative	5.0	5.4	5.2
Other operating	4.6	3.5	2.6
Depreciation and amortization	10.2	9.8	10.1
Total operating expenses	81.5	82.9	82.4
Income from operations	18.5	17.1	17.6
OTHER INCOME (EXPENSE):
Interest expense, net	(2.3)	(2.0)	(3.0)
Equity in earnings of affiliate	0.1	0.1	0.1
Total other income (expense)	(2.2)	(1.9)	(2.9)
INCOME BEFORE INCOME TAXES	16.3	15.2	14.7
PROVISION FOR INCOME TAXES	6.5	6.1	5.9
NET INCOME	9.8%	9.1%	8.8%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Total revenue. Total revenue increased $113.2 million, or 11.2%, to $1,126.9 million for the year ended December 31, 2012 from $1,013.7 million for the year ended December 31, 2011.
Total center revenue grew $100.8 million, or 10.2%, to $1,091.2 million for the year ended December 31, 2012, from $990.4 million for the year ended December 31, 2011. Of the $100.8 million increase in total center revenue,

•
63.6% was from membership dues, which increased $64.2 million, or 9.7%, due to higher average dues and increased memberships, primarily at new and ramping centers. Our number of Access memberships increased 1.0% to 682,621 at December 31, 2012 from 676,054 at December 31, 2011.

•
39.5% was from in-center revenue, which increased $39.8 million primarily as a result of increased personal training revenue, which increased $22.0 million, or 15.0%, and increased sales of our LifeSpa and LifeCafe products and services, which increased $10.5 million, or 9.1%. Average in-center revenue per membership increased from $481 for the year ended December 31, 2011 to $507 for the year ended December 31, 2012.

•
(3.1)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2010, the estimated average membership life has been 33 months. For the first three quarters of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $3.1 million for the year ended December 31,

2012 to $15.3 million. The revenue recognized from enrollment fees was lower in 2012 as compared to 2011 primarily due to lower total enrollment fees over the deferral period.
Other revenue increased $12.4 million, or 53.3%, to $35.7 million for the year ended December 31, 2012, which was primarily due to revenue associated with the acquisition of race registration and timing businesses and other athletic events.
Center operations expenses. Center operations expenses totaled $655.9 million, or 60.1% of total center revenue (or 58.2% of total revenue), for the year ended December 31, 2012, compared to $614.9 million, or 62.1% of total center revenue (or 60.7% of total revenue), for the year ended December 31, 2011. This $41.0 million increase primarily consisted of an increase of $26.7 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $39.9 million, or 3.5% of total revenue, for the year ended December 31, 2012, compared to $36.3 million, or 3.5% of total revenue, for the year ended December 31, 2011. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $55.7 million, or 5.0% of total revenue, for the year ended December 31, 2012, compared to $54.7 million, or 5.4% of total revenue, for the year ended December 31, 2011. This increase of $1.0 million is primarily related to corporate initiatives to support our continued growth. For the year ended December 31, 2012, share-based compensation expense related to the special 2009 performance restricted stock grant totaled $2.6 million, of which $2.1 million was reported in general and administrative expenses. For the year ended December 31, 2011, share-based compensation expense related to the special 2009 performance restricted stock grant totaled $10.6 million, of which $8.1 million was reported in general and administrative expenses.
Other operating expenses. Other operating expenses were $52.2 million for the year ended December 31, 2012, compared to $35.6 million for the year ended December 31, 2011. This increase is primarily due to the growth in infrastructure and operating costs to support the $12.4 million increase in other revenue. This includes costs of $8.5 million associated with the acquisition of race registration and timing businesses which was acquired in the second quarter and $2.4 million associated with launch of Commitment Day in the fourth quarter.
Depreciation and amortization. Depreciation and amortization was $115.0 million for the year ended December 31, 2012, compared to $98.8 million for the year ended December 31, 2011. This increase was primarily due to the depreciation on the six formerly leased facilities which we acquired in December 2011 and the three new facilities opened during 2012.
Interest expense, net. Interest expense, net of interest income, was $25.5 million for the year ended December 31, 2012, compared to $20.1 million for the year ended December 31, 2011. This $5.4 million increase was primarily the result of an increase in debt levels during 2012. The increase in debt levels in 2012 was to help fund future center expansion, other growth initiatives and for the December 2011 purchase of six formerly leased centers.
Provision for income taxes. The provision for income taxes was $72.7 million for the year ended December 31, 2012, compared to $61.8 million for the year ended December 31, 2011. This $10.9 million increase was due to an increase in income before income taxes of $29.8 million partially offset by a lower effective income tax rate in 2012. The effective income tax rate for the year ended December 31, 2012 was 39.5% compared to 40.0% for the year ended December 31, 2011.
Net income. As a result of the factors described above, net income was $111.5 million, or 9.8% of total revenue, for the year ended December 31, 2012, compared to $92.6 million, or 9.1% of total revenue, for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Total revenue. Total revenue increased $100.9 million, or 11.0%, to $1,013.7 million for the year ended December 31, 2011 from $912.8 million for the year ended December 31, 2010.
Total center revenue grew $96.3 million, or 10.8%, to $990.4 million for the year ended December 31, 2011, from $894.1 million for the year ended December 31, 2010. Of the $96.3 million increase in total center revenue,

•
62.5% was from membership dues, which increased $60.2 million, or 10.0%, due to increased memberships, primarily at new and ramping centers, and higher average dues. Our number of Access memberships increased 10.4% to 676,054 at December 31, 2011 from 612,556 at December 31, 2010.

•
43.7% was from in-center revenue, which increased $42.0 million primarily as a result of increased sales of our LifeSpa and LifeCafe products and services and personal training. Average in-center revenue per membership increased from $440 for the year ended December 31, 2010 to $481 for the year ended December 31, 2011.

•
(6.2)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. In the fourth quarter of 2010 and all of 2011, the estimated average membership life was 33 months. For the first three quarters of 2010, the estimated average membership life was 30 months. Enrollment fees decreased $6.0 million for the year ended December 31, 2011 to $18.4 million. The revenue recognized from enrollment fees was lower in 2011 as compared to 2010 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $4.6 million, or 24.3%, to $23.3 million for the year ended December 31, 2011, which was primarily due to growth in media and athletic event revenue, which increased $1.6 million and $2.2 million, respectively.
Center operations expenses. Center operations expenses totaled $614.9 million, or 62.1% of total center revenue (or 60.7% of total revenue), for the year ended December 31, 2011, compared to $561.1 million, or 62.8% of total center revenue (or 61.5% of total revenue), for the year ended December 31, 2010. This $53.8 million increase primarily consisted of an increase of $34.6 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
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

Provision for income taxes. The provision for income taxes was $61.8 million for the year ended December 31, 2011, compared to $53.4 million for the year ended December 31, 2010. This $8.4 million increase was due to an increase in income before income taxes of $20.3 million and a higher effective income tax rate in 2011. The effective income tax rate for the year ended December 31, 2011 was 40.0%, compared to 39.8% for the year ended December 31, 2010.
Net income. As a result of the factors described above, net income was $92.6 million, or 9.1% of total revenue, for the year ended December 31, 2011, compared to $80.7 million, or 8.8% of total revenue, for the year ended December 31, 2010.
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
Non-GAAP Financial Measures
We use EBITDA and EBITDAR as measures of operating performance and free cash flow as a measure of operating performance and liquidity.
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

Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash flow provided by operations. Our principal liquidity needs have included the development of new centers, debt service requirements and expenditures necessary to maintain and update our existing centers and associated fitness equipment and may include the acquisition and remodeling of centers we acquire from time to time, as well as acquisitions to support our in-center and ancillary businesses. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements primarily with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed.
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
Our business model operates with negative working capital primarily for two reasons. First, we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft. Second, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the revolving credit facility.
Credit Rating. We have never had public debt. We have never requested or received a credit rating from Standard and Poor’s Rating Services or Moody’s Investor Service.

The following table summarizes our capital structure as of December 31, 2012 and 2011.

	December 31,
	2012	2011
	(In thousands)
Debt
Long-term debt	$691,867	$679,449
Current maturities of long-term debt	12,603	6,849
Total debt	704,470	686,298
Shareholders’ Equity
Common stock	864	849
Additional paid-in capital	447,912	441,813
Retained earnings	628,942	517,404
Accumulated other comprehensive loss	(4,801)	(2,593)
Total shareholders’ equity	1,072,917	957,473
Total capitalization	$1,777,387	$1,643,771
Operating Activities
As of December 31, 2012, we had total cash and cash equivalents of $16.5 million. We also had $195.6 million available under the terms of our revolving credit facility as of December 31, 2012.
Net cash provided by operating activities was $255.7 million for 2012, compared to $227.9 million for 2011, driven primarily by an $18.9 million, or 20.4%, improvement in net income.
Net cash provided by operating activities was $227.9 million for 2011, compared to $192.3 million for 2010, driven primarily by an $11.9 million, or 14.8%, improvement in net income and $11.5 million of cash provided by changes in operating assets and liabilities.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $251.4 million for 2012, compared to $232.9 million for 2011. The increase of $18.5 million was primarily due to a $58.9 million increase in capital expenditures, partially offset by a decrease of $39.7 million in acquisitions.
Net cash used in investing activities was $232.9 million for 2011, compared to $149.0 million for 2010. The increase of $83.9 million was primarily due to increased construction activity on new centers.
Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash purchases of property and equipment	$224,194	$165,335	$131,671
Non-cash change in construction accounts payable	3,316	(2,450)	14,327
Other non-cash changes to property and equipment	5,604	839	319
Total capital expenditures	$233,114	$163,724	$146,317

The following schedule reflects 2012, 2011 and 2010 capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
New center land and construction	$122,120	$102,346	$111,942
Maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures	110,994	61,378	34,375
Total capital expenditures	$233,114	$163,724	$146,317

At December 31, 2012, we had purchased the real property for four large format centers we plan to open in 2013 and after.
In 2012, we spent approximately $30.6 million in acquisition related costs, including a race timing company that developed a radio frequency identification timing system for athletic and endurance events including run, bike and multi-sport races. We also acquired a tennis center in the Atlanta, Georgia market which we named Life Time Tennis Atlanta. Additionally in 2012, we acquired certain athletic events which complement our existing portfolio of athletic events.
In 2011, we spent approximately $70.3 million in acquisition related costs, including several athletic events related businesses and a yoga business in Michigan. Also, in late 2011, we acquired nine centers from LFF; eight of the centers we leased and one we purchased.
In addition, in late 2011, we purchased the real property of six centers which we had previously leased with borrowings from our credit facility plus the assumption of $72.1 million of long-term debt.
We expect our capital expenditures to be approximately $300 to $350 million in 2013, of which we expect to incur approximately $220 to $250 million for new center construction and expansion of existing centers and approximately $80 to $100 million for the remodel of acquired centers, maintaining existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Financing activities consist primarily of repayments of and proceeds from our revolving credit facility, payments on debt obligations and repurchases of common stock under our ESPP Authorization and our Stock Repurchase Authorization.
Net cash provided by financing activities was $5.8 million for the year ended December 31, 2012, compared to $0.3 million used in financing activities for the year ended December 31, 2011. The change of $5.5 million was primarily due to a large debt retirement made in the second quarter of 2011, partially offset by $19.1 million repurchases of common stock under our Stock Repurchase Program in the fourth quarter of 2012.
Net cash provided by financing activities was $0.3 million for the year ended December 31, 2011, compared to $37.3 million used in financing activities for the year ended December 31, 2010. The change of $37.6 million was primarily due to the prepayment of mortgage notes payable.
See footnote 4, “Long-Term Debt,” to our consolidated financial statements for a description of all of our outstanding financing arrangements.
Debt Covenants
We were in compliance in all material respects with all restrictive and financial covenants under our credit facility as of December 31, 2012.

Our primary financial covenants are:

Covenant	Requirement	Actual as of December 31, 2012	Actual as of December 31, 2011
Revolving credit facility (1):
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.51 to 1.00	2.83 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.00 to 1.00	3.51 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	2.90 to 1.00	2.79 to 1.00
Sale-leaseback (2):
Tangible Net Worth	Not less than $200.0 million	$979.0 million	$888.8 million

(1)
The formulas for these covenants are specifically defined in the Third Amended and Restated Credit Agreement and include, among other things, an add back of share-based compensation expense to EBITDAR. See footnote 4, “Long-Term Debt,” for more information on our revolving credit facility.

(2)
The formula for this covenant is specifically defined in our Senior Housing Properties Trust agreement. See footnote 9, “Commitments and Contingencies,” to our consolidated financial statements for more information on this sale-leaseback transaction.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2012:

	Payments due by period
	Total	2013	2014	2015	2016	2017	After 2017
	(In thousands)
Long-term debt obligations, excluding capital lease obligations (1)	$689,029	$11,989	$17,899	$9,656	$526,981	$90,627	$31,877
Capital lease obligations	15,441	614	10,217	522	585	655	2,848
Interest (2)	85,384	23,580	22,602	20,817	14,920	1,585	1,880
Operating lease obligations	588,180	36,647	37,332	37,277	36,515	35,328	405,081
Purchase obligations (3)	93,828	85,246	4,381	1,393	1,374	1,434	—
Other obligations (4)	6,280	5,135	575	290	140	140	—
Total contractual obligations	$1,478,142	$163,211	$93,006	$69,955	$580,515	$129,769	$441,686

(1)	See footnote 4, “Long-Term Debt” to our consolidated financial statements for more information.

(2)	Interest expense obligations were calculated holding floating rate debt balances and interest rates constant at December 31, 2012 rates.

(3)
Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of the four large format centers under construction as of December 31, 2012, three of which we plan to open in 2013, as well as contracts for the purchase of land. All construction subcontracts contain clauses that allow us to terminate any project. Therefore, we have the ability to cancel any project and, in the event of such a cancellation, we will only be obligated to pay for work actually performed up to the date of cancellation.

(4)
Other obligations consists of deferred compensation obligations and payments owed in connection with certain acquisitions. In addition to the other long-term liabilities presented in the table above, approximately $0.7 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with applicable accounting guidance, and we are uncertain as to if or when such amounts may be settled.

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
In July 2012, the FASB updated guidance on intangible asset impairment testing. The guidance will become effective for us in fiscal 2013. The amendments in this update allow companies to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the update, a company will not be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on qualitative assessment, that it is not more likely than not, that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.
In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), which will become effective for us in fiscal 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2012, our net floating rate indebtedness was approximately $292.4 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2012, our interest costs would have increased by approximately $2.3 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2012, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2012.

Item 8.     Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,499	$7,487
Accounts receivable, net	9,272	6,156
Center operating supplies and inventories	27,240	21,600
Prepaid expenses and other current assets	26,826	22,905
Deferred membership origination costs	11,664	12,525
Deferred income taxes	8,813	9,850
Income tax receivable	—	5,022
Total current assets	100,314	85,545
PROPERTY AND EQUIPMENT, net	1,858,666	1,740,434
RESTRICTED CASH	2,087	1,088
DEFERRED MEMBERSHIP ORIGINATION COSTS	6,820	8,131
GOODWILL	37,176	25,550
OTHER ASSETS	67,111	55,080
TOTAL ASSETS	$2,072,174	$1,915,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,603	$6,849
Accounts payable	32,140	22,035
Construction accounts payable	25,208	21,892
Accrued expenses	63,333	56,284
Deferred revenue	34,753	33,898
Total current liabilities	168,037	140,958
LONG-TERM DEBT, net of current portion	691,867	679,449
DEFERRED RENT LIABILITY	22,490	19,370
DEFERRED INCOME TAXES	95,509	100,582
DEFERRED REVENUE	6,840	8,203
OTHER LIABILITIES	14,514	9,793
Total liabilities	999,257	958,355
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 43,149,434 and 42,428,265 shares issued and outstanding, respectively	864	849
Additional paid-in capital	447,912	441,813
Retained earnings	628,942	517,404
Accumulated other comprehensive loss	(4,801)	(2,593)
Total shareholders’ equity	1,072,917	957,473
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,072,174	$1,915,828
See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
REVENUE:
Membership dues	$727,596	$663,439	$603,231
Enrollment fees	15,346	18,447	24,426
In-center revenue	348,265	308,474	266,426
Total center revenue	1,091,207	990,360	894,083
Other revenue	35,740	23,314	18,761
Total revenue	1,126,947	1,013,674	912,844
OPERATING EXPENSES:
Center operations	655,887	614,949	561,070
Advertising and marketing	39,931	36,318	27,098
General and administrative	55,715	54,736	48,060
Other operating	52,170	35,562	23,544
Depreciation and amortization	115,016	98,843	92,313
Total operating expenses	918,719	840,408	752,085
Income from operations	208,228	173,266	160,759
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(25,475)	(20,138)	(27,795)
Equity in earnings of affiliate	1,482	1,299	1,176
Total other income (expense)	(23,993)	(18,839)	(26,619)
INCOME BEFORE INCOME TAXES	184,235	154,427	134,140
PROVISION FOR INCOME TAXES	72,697	61,810	53,448
NET INCOME	$111,538	$92,617	$80,692
BASIC EARNINGS PER COMMON SHARE	$2.70	$2.29	$2.03
DILUTED EARNINGS PER COMMON SHARE	$2.66	$2.26	$2.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,345	40,358	39,809
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	41,972	40,930	40,385

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
NET INCOME	$111,538	$92,617	$80,692
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of taxes of $271, $320 and $(12), respectively	(365)	(835)	30
Unrealized losses on cash flow hedges, net of taxes of $1,229, $1,192 and $(1,582), respectively	(1,843)	(1,788)	2,614
Other comprehensive income (loss), net of tax	(2,208)	(2,623)	2,644
COMPREHENSIVE INCOME	$109,330	$89,994	$83,336

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	(In thousands, except share data)
Balance at December 31, 2009	41,410,367	$829	$395,121	$344,095	$(2,614)	$737,431
Net income				80,692		80,692
Other comprehensive income, net of tax					2,644	2,644
Common stock issued upon exercise of stock options	245,864	5	5,137			5,142
Grant of restricted stock, net of forfeitures	268,754	5	(5)			—
Compensation related to stock options and restricted stock grants			13,154			13,154
Tax benefit related to share-based compensation			1,515			1,515
Balance at December 31, 2010	41,924,985	839	414,922	424,787	30	840,578
Net income				92,617		92,617
Other comprehensive loss, net of tax					(2,623)	(2,623)
Common stock issued upon exercise of stock options	142,384	3	3,159			3,162
Grant of restricted stock, net of forfeitures	360,896	7	(7)			—
Compensation related to stock options and restricted stock grants			20,358			20,358
Tax benefit related to share-based compensation			3,381			3,381
Balance at December 31, 2011	42,428,265	849	441,813	517,404	(2,593)	957,473
Net income				111,538		111,538
Other comprehensive loss, net of tax					(2,208)	(2,208)
Common stock issued upon exercise of stock options	115,690	3	2,339			2,342
Grant of restricted stock, net of forfeitures	1,030,510	21	(21)			—
Repurchase of common stock	(425,031)	(9)	(19,090)			(19,099)
Compensation related to stock options and restricted stock grants			15,148			15,148
Tax benefit related to share-based compensation			8,478			8,478
Other			(755)			(755)
Balance at December 31, 2012	43,149,434	$864	$447,912	$628,942	$(4,801)	$1,072,917

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,538	$92,617	$80,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,016	98,843	92,313
Deferred income taxes	(2,832)	5,557	6,162
Loss on disposal of property and equipment, net	1,086	1,779	2,001
Gain on sale of land held for sale	(196)	—	(527)
Amortization of deferred financing costs	2,003	2,269	2,706
Share-based compensation	14,686	19,767	12,835
Excess tax benefit related to share-based compensation	(8,502)	(3,537)	(2,453)
Changes in operating assets and liabilities	22,999	10,277	(1,207)
Other	(53)	371	(257)
Net cash provided by operating activities	255,745	227,943	192,265
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(224,194)	(165,335)	(131,671)
Acquisitions, net of cash acquired	(30,614)	(70,264)	(16,659)
Proceeds from sale of property and equipment	969	794	851
Proceeds from sale of land held for sale	1,758	—	1,019
Proceeds from property insurance settlements	909	464	—
Increase in other assets	(333)	(92)	(2,943)
Decrease in restricted cash	102	1,484	369
Net cash used in investing activities	(251,403)	(232,949)	(149,034)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(6,929)	(79,192)	(40,394)
Proceeds from (repayments of) revolving credit facility, net	22,000	77,800	(3,900)
Increase in deferred financing costs	(914)	(4,989)	(499)
Excess tax benefit related to share-based compensation	8,502	3,537	2,453
Proceeds from stock option exercises	2,342	3,162	5,142
Proceeds from employee stock purchase plan	1,206	1,061	907
Stock purchased for employee stock purchase plan	(1,290)	(1,113)	(995)
Repurchases of common stock	(19,099)	—	—
Net cash provided by (used in) financing activities	5,818	266	(37,286)
Effect of exchange rate on cash and cash equivalents	(1,148)	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,012	(4,740)	5,945
CASH AND CASH EQUIVALENTS – Beginning of period	7,487	12,227	6,282
CASH AND CASH EQUIVALENTS – End of period	$16,499	$7,487	$12,227

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

1.	Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment, principally in residential locations of major metropolitan areas in the United States and Canada. As of December 31, 2012, we operated 105 centers, including 24 in Minnesota, 18 in Texas, nine in Illinois, six in Georgia, Michigan, North Carolina and Ohio, five in Arizona, four in Colorado, three in Indiana and Virginia, two in Kansas, Maryland and New Jersey and one each in Florida, Missouri, Nebraska, Nevada, New York, Oklahoma, Tennessee and Utah, and one in Ontario, Canada.

2.	Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Life Time Fitness, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition — We receive monthly membership dues for usage from our members. We offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
Generally we also receive a one-time enrollment fee (including an administrative fee) at the time a member joins. The enrollment fees are nonrefundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. During the years ended December 31, 2010, 2011 and 2012, our annual attrition rate fluctuated between 35.0% and 38.2%, resulting in the estimated average membership life remaining at 33 months during those periods. At December 31, 2012, our annual attrition rate was 38.2%, and the increase was primarily the result of the higher attrition rates associated with the LFF clubs acquired in late 2011.
If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life. The amount of direct expenses in excess of enrollment fees totaled $20.7 million, $14.9 million and $14.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, monthly membership dues paid in advance of a center’s opening are deferred until the center opens.
We provide a wide range of services at each of our centers, including personal training, spa, café and other member offerings. Revenue from spa and café services and products is recognized at the point of sale to the customer. The revenue associated with these services is recognized at the time the service is performed. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized when services are performed based on historical member usage.
Other revenue includes revenue from our media, health, athletic events and race registration and timing businesses. Media advertising revenue is recognized over the duration of the advertising placement. Health revenue is recognized primarily at the time the service is performed. For athletic events, revenue is generated primarily through sponsorship sales and race registration fees. Athletic event revenue and race registration revenue is recognized upon the completion of the event. Race timing revenue is recognized at the time of delivery to customer.
Pre-Opening Operations — We generally operate a preview center up to five months prior to the planned opening of a center during which time memberships are sold as center construction is being completed. The revenue and direct membership acquisition costs, primarily sales commissions, incurred during the period prior to a center opening are deferred until the center opens and are then recognized on a straight-line basis over the estimated average membership life, beginning when the center opens. If the direct expenses related to the enrollment fees exceed the

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life. The related advertising, office, rent, labor and other expenses incurred during this period are expensed as incurred.
Cash and Cash Equivalents — We classify all unrestricted cash accounts and highly liquid debt instruments purchased with original maturities of three months or less as cash and cash equivalents.
Restricted Cash — We are required to keep funds in escrow accounts or on deposit at certain financial institutions related to certain of our lease and acquisition agreements. We or third parties may access the restricted cash after the occurrence of a specified event, as provided for under the respective agreements.
Accounts Receivable — Accounts receivable is presented net of allowance for doubtful accounts. The rollforward of these allowances is as follows:

	December 31,
	2012	2011	2010
Allowance for doubtful accounts — beginning of period	$167	$150	$389
Provisions	675	216	166
Write-offs against allowance	(629)	(199)	(405)
Allowance for doubtful accounts — end of period	$213	$167	$150
Center Operating Supplies and Inventories — Our operating supplies are primarily center supplies such as towels, pool chemicals and materials for our child centers and other activities. Our inventories primarily consist of spa, café and nutritional products as well as personal training products including heart rate monitors. Inventories are stated at the lower-of-cost-or-market value and are removed from the balance on a first-in-first-out basis. These balances are as follows:

	December 31,
	2012	2011
Center operating supplies	$6,616	$5,806
In-center businesses inventory and supplies	18,256	14,310
Apparel and other	2,368	1,484
Total center operating supplies and inventories	$27,240	$21,600
Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist of the following:

	December 31,
	2012	2011
Deferred costs associated with personal training deferred revenue	$4,375	$3,981
Prepaid lease obligations	3,228	2,301
Prepaid marketing and media expenses	6,296	2,791
Prepaid insurance	288	4,413
Other prepaid expenses	8,032	4,416
Land held-for-sale — short-term	—	1,288
Canadian sales tax receivable	1,406	2,708
Other current assets	3,201	1,007
Total prepaid expenses and other current assets	$26,826	$22,905

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
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2012	2011
Land		$300,887	$261,740
Buildings and related fixtures	3-39 years	1,589,960	1,473,347
Leasehold improvements	1-20 years	87,951	73,158
Construction in progress		68,358	78,395
Total land, buildings, leaseholds and construction in process		2,047,156	1,886,640
Equipment:
Fitness	3-7 years	113,521	106,412
Other equipment	3-7 years	88,290	75,353
Computer and telephone	3-5 years	65,947	56,257
Capitalized software	3-5 years	68,319	51,699
Decor and signage	5 years	18,553	17,145
Audio/visual	5 years	32,223	29,961
Furniture and fixtures	5-7 years	18,197	16,251
Total equipment		405,050	353,078
Property and equipment, gross		2,452,206	2,239,718
Less accumulated depreciation		593,540	499,284
Property and equipment, net		$1,858,666	$1,740,434
At December 31, 2012, we had four large format centers under construction which we plan to open in 2013 and 2014. Construction in progress, including land for future development totaled $100.3 million at December 31, 2012 and $81.4 million at December 31, 2011.
Included in the construction in progress balances are site development costs which consist of legal, engineering, architectural, environmental, feasibility and other direct expenditures incurred for certain new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Upon completion of a project, the site development costs are classified as property and depreciated over the useful life of the asset. Site development costs were $2.6 million and $5.9 million at December 31, 2012 and 2011, respectively.
In 2012, we spent approximately $30.6 million in acquisition related costs, including a race timing company that developed a radio frequency identification timing system for athletic and endurance events including run, bike and multi-sport races. We also acquired a tennis center in the Atlanta, Georgia market which we rebranded Life Time Tennis Atlanta. Additionally in 2012, we acquired certain athletic events which complement our existing portfolio of athletic events.

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
In addition, in late 2011, we purchased six facilities which we had previously leased with borrowings from our credit facility plus the assumption of $72.1 million of long-term debt.
Capitalized software includes our internally developed web-based systems to facilitate member enrollment and management, marketing-based website development, as well as point of sale system enhancements and our payroll, human resources and procure-to-pay software. Costs related to these projects have been capitalized in accordance with accounting guidance.
We capitalize interest during the construction period of our centers and in accordance with accounting guidance this capitalized interest is included in the cost of the building. We capitalized interest of $1.1 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively.
Other equipment consists primarily of café, spa, playground and laundry equipment.
Acquisitions — We account for business acquisitions in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 805, Business Combinations. This standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.
In April 2012, we acquired a race timing business. Simultaneous with the acquisition, we merged a race registration business, in which we previously owned a majority equity interest, with the race timing business. The fair values assigned to the acquired entity were approximately $11.2 million of identifiable intangible assets, $2.3 million of identifiable assets and $5.7 million to goodwill.
Also during 2012, we acquired a tennis center in the Atlanta, Georgia market which we rebranded Life Time Tennis Atlanta. The fair value assigned to this acquired business was approximately $4.0 million of identifiable intangible assets. We also acquired certain athletic events which complement our existing portfolio of athletic events. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The fair values assigned to the athletic events was approximately $3.9 million aggregate identifiable intangible assets.
In December 2011, we acquired nine centers from LFF. The centers are located in or near our existing markets, and while smaller than our typical centers, they complement our current locations in these markets and allow us to reach key demographics in areas we don't cover with our current centers, in addition to taking advantage of our brand in these markets. We lease eight of the centers and acquired the property of one center. The centers are located in or near our existing markets. The fair values assigned to the acquired entity were approximately $9.2 million of goodwill and the remainder of the purchase price was related to identifiable assets.
In December 2011, we purchased the land and building of six of our existing centers we had previously leased. The purchase was financed by borrowings from our credit facility and the assumption of a securitized commercial mortgage-backed loan of approximately $72.1 million (see Note 4), which approximates fair value, based on an independent assessment. Since we previously operated these centers, this was accounted for as a purchase of an asset group. We allocated the purchase price to land and buildings acquired based on relative fair values as determined by independent appraisals. Previously recorded deferred rent related to these properties was treated as a reduction of the purchase price. Additionally, we reclassified unamortized leasehold improvements on these properties to the purchased assets.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

We do not present pro forma information for these acquisitions given the immateriality of their results to our consolidated financial statements.
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or ancillary business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or ancillary business, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no impairments on operating assets were deemed to have occurred during 2012, 2011 or 2010.
Derivative Instruments and Hedging Activities — As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of December 31, 2012, the $3.6 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $6.1 million gross fair market value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings. No amounts related to ineffectiveness have been recognized in earnings for the years ended December 31, 2012, 2011 or 2010.
Goodwill — The goodwill acquired during the year ended December 31, 2011 is primarily from the purchase of certain acquired fitness centers as well as other smaller acquisitions. The goodwill acquired during the year ended December 31, 2012 is primarily from the acquisition of race registration and timing businesses as well as other smaller acquisitions. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2010	$13,322
Goodwill acquired	12,228
Balance at December 31, 2011	25,550
Goodwill acquired	11,626
Balance at December 31, 2012	$37,176
In accordance with accounting guidance, goodwill is determined to have an indefinite useful life and is not amortized but instead tested for impairment annually at September 30, or more frequently if necessary. We test goodwill at the reporting unit level which is one level below the operating segment. For us, this is generally the

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

individual center or athletic event level. Based upon our review and analysis, no impairments were deemed to have occurred during 2012, 2011 or 2010.
Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2012	2011
Financing costs, net	$7,960	$9,047
Investment in unconsolidated affiliate (see Note 3)	4,331	3,733
Intangible assets	25,878	9,416
Land held for sale	17,229	21,941
Executive nonqualified plan (see Note 11)	3,980	3,024
Other	7,733	7,919
Total other assets	$67,111	$55,080
Land held for sale consists of excess land purchased as part of our original center site acquisitions. All land held for sale is currently being marketed for sale. If the excess land is currently under contract for sale, the cost is reflected as current and listed within prepaid expenses and other current assets.
Intangible assets are comprised principally of trade names, leasehold rights, curriculum- and technology-based intangible assets and customer relationships. In accordance with accounting guidance on intangible assets, intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually.
We evaluate our intangible assets for impairment on an annual basis each September 30. We are also required to evaluate these assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Based upon our review and analysis, no impairments were deemed to have occurred during 2012, 2011 or 2010.
The following table summarizes the changes in our gross intangible balance during the years ended December 31, 2012 and 2011:

Balance at December 31, 2010	$8,490
Trade/brand names acquired	1,098
Customer relationships acquired	893
Balance at December 31, 2011	10,481
Leasehold rights acquired	4,000
Trade/brand names acquired	5,566
Curriculum- and technology-based intangibles acquired	3,965
Customer relationships acquired	4,519
Balance at December 31, 2012	$28,531

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Other intangible assets consisted of the following:

	December 31,
	2012			2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Leasehold rights	$6,392	$993	$5,399	$2,392	$551	$1,841
Trade/brand names	10,132	503	9,629	4,566	195	4,371
Curriculum- and technology-based intangibles	6,595	751	5,844	2,630	289	2,341
Customer relationships	5,412	406	5,006	893	30	863
Total intangible assets	$28,531	$2,653	$25,878	$10,481	$1,065	$9,416
The leasehold rights acquired during the year ended December 31, 2012 are related to our acquisition of Racquet Club of the South, which we rebranded Life Time Tennis Atlanta. The trade/brand names acquired during the year ended December 31, 2012 are related to the acquisition of race registration and timing businesses and certain athletic events. The curriculum-and technology-based intangibles and the customer relationship intangible acquired during the year ended December 31, 2012 are related to the race registration and timing business acquisition.
Leasehold rights have useful lives ranging from six to 24 years. Approximately $4.2 million of our trade/brand names have indefinite useful lives. The remaining $5.5 million of our trade/brand names have a weighted-average useful life of approximately 13 years. Curriculum- and technology-based intangibles have useful lives ranging from 10 to 15 years. The customer relationship intangible has a useful life of 10 years. Amortization expense for intangible assets was $1.7 million, $0.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, expected amortization expense for intangible assets for each of the next five years and thereafter was as follows:

2013	$2,004
2014	1,991
2015	1,991
2016	1,914
2017	1,455
Thereafter	11,727
Total expected amortization expense for intangible assets	$21,082

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2012	2011
Payroll related	$12,255	$11,758
Real estate taxes	18,549	17,358
Center operating costs	14,239	11,470
Insurance	6,911	3,995
Interest	888	1,264
Income taxes	137	—
Marketing and information technology accruals	1,780	1,612
Other	8,574	8,827
Total accrued expenses	$63,333	$56,284
Litigation — We are engaged in proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. These reserves are not material to our consolidated financial statements.
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
Earnings per Common Share — Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

the common share were 15,540 and 42,227 for the years ended December 31, 2012 and 2011, respectively, and 54,527 for the year ended December 31, 2010.
The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2012	2011	2010
Net income	$111,538	$92,617	$80,692
Weighted average number of common shares outstanding – basic	41,345	40,358	39,809
Effect of dilutive stock options	116	132	156
Effect of dilutive restricted stock awards	511	440	420
Weighted average number of common shares outstanding – diluted	41,972	40,930	40,385
Basic earnings per common share	$2.70	$2.29	$2.03
Diluted earnings per common share	$2.66	$2.26	$2.00
The number of total common shares outstanding at December 31, 2012 was 43,149,434.
Dividends — We have never declared or paid any cash dividends on our common stock. We currently intend to invest all future earnings into the operation and expansion of our business or the repurchase of shares and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our revolving credit facility limits the amount of dividends we may pay without the consent of the lenders. The payment of any dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.
Share-Based Compensation — We maintain share-based incentive plans. Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests.
The Compensation Committee of our Board of Directors has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. The value of restricted shares was based upon the closing price of our stock on the dates of issue. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2012, we had 1,455,745 shares available for grant.
We also have a performance-based incentive plans. In June 2009 and August 2010, the Compensation Committee approved the grant of 996,000 and 20,000 shares, respectively, of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted EPS targets in 2011 and 2012. As of December 31, 2012, 448,000 of these shares were still outstanding. A specified EPS target was achieved for fiscal 2011 and 50% of the restricted shares vested. A specified EPS target was achieved for fiscal 2012 and the remaining 50% of the restricted shares vested. The probability of reaching the targets was evaluated each reporting period. As of December 31, 2011, we determined that the second 50% vesting was probable. As such, we recognized the remaining portion of non-cash performance share-based compensation expense of approximately $2.6 million (pretax) ratably in 2012. A total of $18.8 million (pretax) was recognized as compensation expense with respect to this grant.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In May and August 2012, the Compensation Committee approved the grant of 598,000 and 20,000 shares, respectively, of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. The ROIC target is measured in the last year of the applicable performance period. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. A maximum of $28.5 million could be recognized as compensation expense with respect to this grant if all cumulative diluted EPS and ROIC targets are met.
We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the year ended December 31, 2012. If all of the targets had been considered probable at December 31, 2012, we would have recognized $4.6 million of non-cash performance share-based compensation expense during the year ended December 31, 2012. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period.
Our employee stock purchase plan (“ESPP”) provides for the sale of shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
For more information on our share-based compensation, see Note 7.
Fair Value Measurements — The accounting guidance establishes a framework for measuring fair value and expanded disclosures about fair value measurements. The guidance applies to all assets and liabilities that are measured and reported on a fair value basis. This enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that each asset and liability carried at fair value be classified into one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of December 31, 2012 and 2011:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

		Fair Value Measurements Using:
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
December 31, 2012	$6,052	$—	$6,052	$—
Interest rate swap liability as of
December 31, 2011	$2,980	$—	$2,980	$—
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
We had no remeasurements of such assets or liabilities to fair value during the years ended December 31, 2012 or 2011.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amounts related to cash and cash equivalents (Level 1), accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments.
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3). The fair value estimates presented are based on information available to us as of December 31, 2012. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	December 31, 2012
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$396,591	$403,659
Obligations under capital leases	15,441	15,582
Floating-rate debt	292,437	292,437
Total	$704,469	$711,678
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, probability of meeting certain performance targets, tax provisions and deferred personal training revenue. We also use estimates for calculating the amortization period for deferred enrollment fee revenue and associated direct costs, which are based on the historical estimated average membership life. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect our consolidated operating results.
Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2012	2011	2010
Accounts receivable	$(2,211)	$(565)	$(1,773)
Income tax receivable	(5,026)	4,894	(9,916)
Center operating supplies and inventories	(3,093)	(3,423)	(2,637)
Prepaid expenses and other current assets	5,022	(9,150)	729
Deferred membership origination costs	2,172	1,322	7,015
Accounts payable	10,160	3,324	4,703
Accrued expenses	12,568	8,853	5,082
Deferred revenue	3,108	1,988	(8,504)
Deferred rent liability	(1,428)	3,040	3,139
Other liabilities	1,727	(6)	955
Changes in operating assets and liabilities	$22,999	$10,277	$(1,207)
Our capital expenditures were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Cash purchases of property and equipment	$224,194	$165,335	$131,671
Non-cash change in construction accounts payable	3,316	(2,450)	14,327
Other non-cash changes to property and equipment	5,604	839	319
Total capital expenditures	$233,114	$163,724	$146,317
We made cash payments for income taxes for each of the three years ended December 31, 2012, 2011 and 2010 of $61.5 million, $48.4 million and $56.1 million, respectively.
We made cash payments for interest, net of capitalized interest, for each of the three years ended December 31, 2012, 2011 and 2010 of $23.8 million, $17.7 million and $24.9 million, respectively. Capitalized interest was $1.1 million, $1.2 million and $2.8 million during those same periods, respectively.
Construction accounts payable and accounts payable related to property and equipment was $25.2 million at December 31, 2012 and $21.9 million at December 31, 2011.
In December 2011, we purchased the land and building of six of our existing centers we had previously leased. The purchase was financed by borrowings from our credit facility and the assumption of a securitized commercial mortgage-backed loan of approximately $72.1 million (see Note 4), which approximates fair value, based on an independent assessment.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Comprehensive Income — Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For us, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a loss of $4.8 million. This difference is related to the interest rate swap contract and related to foreign currency translation due to expenditures for initial construction costs for the construction and operations of our center in Toronto, Canada, our first international location. For more information on the swap contract, see Note 4.
New Accounting Pronouncements — In September 2011, the FASB issued guidance on goodwill impairment testing. The guidance became effective for us in fiscal 2012. The guidance allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. The implementation of the guidance did not have a material impact on our consolidated financial statements.
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
In July 2012, the FASB updated guidance on intangible asset impairment testing. The guidance will become effective for us in fiscal 2013. The amendments in this update allow companies to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the update, a company will not be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.
In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), which will become effective for us in fiscal 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.

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
In May 2011, Bloomingdale LLC financed the outstanding amount of the taxable bond indebtedness with a mortgage loan from a bank in the amount $7.3 million. As additional security for the mortgage loan, all of the members separately guaranteed one-third of the loan. As of December 31, 2012, the maximum amount of future payments under our one-third of the guarantee was $2.0 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, each of the other two members are guaranteed to receive cash distributions from Bloomingdale LLC. The amount of these aggregated distributions is, and will continue to be throughout the term of the agreement, approximately $0.7 million annually per member. A determination will be made on an annual basis regarding the distribution of any net cash flow to each of the members in addition to the guaranteed payments. We are entitled to receive annual distributions once guaranteed payments and adjustment payments have been made. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members had the right to receive distributions from Bloomingdale LLC in the amount of $0.7 million for each of the three years 2012, 2011 and 2010.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

4.	Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2012	2011
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016, collateralized by certain personal property	$454,000	$432,000
Interest rate swap on notional amount of $200,000 at a fixed annual rate of 1.32% plus the applicable spread, expires June 2016	6,052	2,980
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017 and collateralized by certain related real estate and buildings	96,909	98,493
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016 and collateralized by certain related real estate and buildings	70,175	71,905
Mortgage notes payable to banks with monthly interest and principal payments totaling $205 including interest ranging from 6.25% to 7.10%, expiring between November 2013 and May 2024 and collateralized by certain related real estate and buildings	20,616	21,627
Variable rate demand notes, interest due monthly at a variable rate resetting weekly, principal due annually according to an agreement with a Letter of Credit provider that secures the notes which mature in July 2033	32,385	32,911
Promissory note payable to lender, monthly interest and principal payments totaling $80 including interest at 5.78% to January 2015, collateralized by a certain interest in secured property	5,786	6,390
Other debt including promissory note payable and special assessments payable	3,106	3,375
Total debt (excluding obligations under capital leases)	689,029	669,681
Obligations under capital leases (see below)	15,441	16,617
Total debt	704,470	686,298
Less current maturities	12,603	6,849
Total long-term debt	$691,867	$679,449
Revolving Credit Facility
In June 2011, we entered into a Third Amended and Restated Credit Agreement with U.S. Bank National Association, as administrative agent, and the other lenders from time to time party thereto, which amended and restated our prior credit agreement. The material changes to the revolving credit facility were an increase in the amount of the facility from $470.0 million to $660.0 million, which may be increased by an additional $240.0 million upon the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million, an extension of the term of the facility to June 2016 and a change in the interest rate and a change in the primary financial covenants under the facility.
At December 31, 2011, $432.0 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.6%. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2011 was 2.0% and $355.1 million, respectively. The maximum month-end balance during the year ended December 31, 2011 was $432.0 million.
At December 31, 2012, $454.0 million was outstanding on the U.S. Bank Facility at a weighted average interest rate of 2.4%, plus $10.4 million related to letters of credit. The weighted average interest rate and debt outstanding under

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

the revolving credit facility for the year ended December 31, 2012 was 2.6% and $390.6 million, respectively. The maximum month-end balance during the year ended December 31, 2012 was $454.0 million.
Interest Rate Swap
In August 2011, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings from our revolving credit facility at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract was designated a hedge against interest rate volatility. We applied this hedge to variable rate interest debt under the U.S. Bank credit facility. In accordance with applicable accounting guidance, changes in the fair market value of the swap contract were recorded in accumulated other comprehensive (loss) income. As of December 31, 2012, the $3.6 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $6.1 million gross fair market value of the swap contract was included in long-term debt.
Commercial Mortgage-Backed Notes Financing
In January 2007, a wholly owned subsidiary obtained a commercial mortgage-backed loan in the original principal amount of $105.0 million from Goldman Sachs Commercial Mortgage Capital, L.P. pursuant to a loan agreement dated January 2007. The mortgage financing is secured by six properties owned by the subsidiary and operated as Life Time Fitness centers. The mortgage financing matures in February 2017. Interest on the amounts borrowed under the mortgage financing referenced above is 6.03% per annum, with a constant monthly debt service payment of $0.6 million.
As additional security for the subsidiary's obligations under the mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2012, $96.9 million remained outstanding on the loan.
In connection with the purchase of six previously leased Life Time Fitness centers, in December 2011 a wholly owned subsidiary, assumed a securitized commercial mortgage-backed loan dated December 2006 in the original principal amount of $80.0 million from the landlord. The assumed amount of the loan was $72.1 million and matures in December 2016. Interest on the loan is 5.75% per annum, with a constant monthly debt service payment of $0.5 million. The loan is secured by mortgages on the six properties purchased by the subsidiary and certain other tangible and intangible property of the subsidiary.
Also in connection with the purchase and financing, our wholly owned subsidiary assumed the lease agreement previously executed in June of 2006 between the landlord and another of our wholly owned subsidiaries as tenant of the six properties. Our subsidiaries may not terminate the lease or transfer their interests in the properties except as permitted under the loan and lease agreements. We guarantee the obligations of our subsidiary as tenant under the lease. As of December 31, 2012, $70.2 million remained outstanding on the loan.
Other Mortgage Notes Financing
In November 2008, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.54% amortized over a 20-year period. This obligation is due in full November 2013. As security for the obligation, we have granted a mortgage on this center. As of December 31, 2012, $5.1 million was outstanding.
In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation is due in full in March 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2012, $4.0 million was outstanding.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. At December 31, 2012, $2.5 million was outstanding.
In November 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.95% amortized over a 15-year period. This obligation is due in full in November 2014. As security for the obligation, we have granted a mortgage on this center. At December 31, 2012, $9.0 million was outstanding.
In January 2002, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.42% amortized over a 10-year period. This obligation was due in full January 2012. As security for the obligation, we granted a mortgage on this center. In September 2011, we prepaid the mortgage note payable using our revolving credit facility. Concurrent with the prepayment, the mortgage was released on the related center.
In August 2002, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.39% amortized over a 10-year period. This obligation was due in full in October 2012. As security for the obligation, we granted a mortgage on this center. In September 2011, we prepaid the mortgage note payable using our revolving credit facility. Concurrent with the prepayment, the mortgage was released on the related center.
Variable Rate Demand Notes
In July 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which were used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature in July 2033, bear interest at a variable rate that is adjusted weekly. The interest rate at December 31, 2012 was 0.3%. The notes are backed by a letter of credit from General Electric Capital Corporation ("GECC"), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires in June 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. Under the terms of the reimbursement agreement, if the notes are purchased with proceeds of a drawing under the letter of credit, and cannot thereafter be remarketed, GECC is obligated to hold the notes and the indebtedness evidenced by those notes will be amortized over a period ending June 2023. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations. As of December 31, 2012, $32.4 million remained outstanding on the notes.
Promissory Note Payable to Lender
In December 2007, we borrowed $8.5 million, evidenced by a promissory note that matures in January 2015, bears fixed interest at 5.78% and is secured by an interest in certain personal property. As of December 31, 2012, $5.8 million was outstanding on this note.
Mortgage Notes Payable to Real Estate Investment Trust
In 2001 and 2002, we financed 13 of our centers with a real estate investment trust pursuant to the terms of individual notes. On February 23, 2010, we prepaid three of the mortgage notes payable at the par amount of $30.2 million. Concurrent with the prepayment, the mortgages were released on three of our centers. On April 4, 2011, we prepaid the remaining ten mortgage notes payable at the par amount of $69.5 million primarily using our revolving credit facility. Concurrent with the prepayment, the mortgages were released on the remaining ten related centers.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2012 are as follows:

2013	$11,989
2014	17,899
2015	9,656
2016	526,981
2017	90,627
Thereafter	31,877
Total future maturities of long-term debt (excluding capital leases)	$689,029
Capital Leases
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2012, the present value of the future minimum lease payments due under the lease amounted to $5.5 million.
In March 2007, we entered into a ground lease which runs through October 2048 for our Loudoun County, Virginia center. Pursuant to the terms of the lease which qualifies as a capital lease, we have an option to purchase the land by giving notice during the fifth or eleventh lease year. At December 31, 2012, the present value of the future minimum lease payments due under the lease amounted to $9.7 million.
We have financed our purchase of some of our equipment through a capital lease agreement with an agent and lender, on behalf of itself and other lenders. This lease runs through April 2013 and our interest rate is 5.5%. As security for the obligations owing under the capital lease agreements, we have granted a security interest in the leased equipment to the lender or its assigns. At December 31, 2012, $0.2 million was outstanding under this lease.
We are a party to capital equipment leases with third parties which include monthly rental payments of approximately $0.2 million as of December 31, 2012. Amortization recorded for these capital leased assets totaled $1.2 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. The following is a summary of property and equipment recorded under capital leases:

	December 31,
	2012	2011
Land and buildings	$15,339	$15,354
Equipment	3,856	3,856
Gross property and equipment under capital lease	19,195	19,210
Less accumulated amortization	6,296	5,541
Net property and equipment under capital lease	$12,899	$13,669

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2012 are as follows:

2013	$1,910
2014	11,405
2015	1,020
2016	1,020
2017	1,020
Thereafter	3,443
Total future minimum lease payments	19,818
Less amounts representing interest	4,377
Present value of net minimum lease payments	15,441
Current portion	614
$14,827
Debt Covenants
We were in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of December 31, 2012.

5.	Subsequent Event
On February 12, 2013, LTF Real Estate MP I, LLC, a wholly owned subsidiary, obtained a mortgage loan in the original principal amount of $75.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements dated February 12, 2013. The mortgage financing is secured by five properties owned by the subsidiary and operated as Life Time Fitness centers located in Schaumburg, Illinois; Colleyville and San Antonio, Texas; Johns Creek, Georgia; and Westminster, Colorado. The mortgage financing matures in March 2023. Interest on the amounts borrowed is 4.45% per annum, with a constant monthly debt service payment of $0.8 million. Our subsidiary LTF Real Estate MP I, LLC as landlord , and LTF Club Operations Company, Inc., another wholly owned subsidiary as tenant, entered into a lease agreement dated February 12, 2013 with respect to the properties. The initial term of the lease ends in February 2028, but may be extended at the option of LTF Club Operations Company, Inc. for five additional five-year terms. Our subsidiaries may not transfer any of the properties except as permitted under the loan agreements. We guaranty the obligations of our subsidiary as tenant under the lease.

6.	Income Taxes
The provision for income taxes is comprised of:

	For the Year Ended December 31,
	2012	2011	2010
Current tax expense	$74,692	$56,571	$46,453
Deferred tax expense	(2,012)	5,557	7,099
Non-current tax expense	17	(318)	(104)
Income tax provision	$72,697	$61,810	$53,448
The amount of deferred tax expense does not reconcile to the change in the deferred tax year end balances due to the tax effect of other comprehensive income or additional paid-in capital items.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The reconciliation between our effective tax rate on income before income taxes and the statutory tax rate is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Income tax provision at federal statutory rate	$64,482	$54,049	$46,949
State and local income taxes, net of federal tax benefit	8,070	6,536	5,978
Other, net	145	1,225	521
Income tax provision	$72,697	$61,810	$53,448
Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the net deferred tax liability are as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Accrued rent expense	$8,297	$7,221
Other comprehensive income	3,216	1,192
Accrued equity compensation	7,670	9,373
Deferred revenue	4,061	3,995
Foreign net operating loss	1,145	603
Other	1,923	2,676
Total deferred tax assets	26,312	25,060
Deferred tax liabilities:
Property and equipment	97,628	97,758
Partnership interest	5,781	7,692
Costs related to deferred revenue	7,242	8,056
Other	2,357	2,286
Total deferred tax liabilities	113,008	115,792
Current deferred tax assets	14,502	16,569
Current deferred tax liabilities	(5,689)	(6,719)
Net current deferred tax assets	8,813	9,850
Non-current deferred tax assets	11,810	8,491
Non-current deferred tax liabilities	(107,319)	(109,073)
Net non-current deferred tax liabilities	(95,509)	(100,582)
Net deferred tax liability	$86,696	$90,732

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefit – beginning balance	$868	$1,229	$1,377
Gross increases – tax positions in current period	300	100	199
Prior year increases	—	46	23
Prior year decreases	(150)	—	(21)
Lapse of statute of limitations	(272)	(507)	(349)
Unrecognized tax benefit – ending balance	$746	$868	$1,229
Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are $0.5 million, $0.5 million and $0.7 million, respectively, of benefits that, if recognized, would affect the effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest of $0.1 million during 2012 and in total, as of December 31, 2012, had recognized a liability for penalties and interest of $0.1 million. During 2011, we accrued penalties and interest of $0.1 million and in total, as of December 31, 2011 had recognized a liability for penalties and interest of $0.1 million. During 2010, we accrued penalties and interest of $0.1 million and in total, as of December 31, 2010, had recognized a liability for penalties and interest of $0.1 million.
We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
We are subject to taxation in the U.S., Canada and various states. Our tax years 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2009.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2012 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

7.	Share-Based Compensation
Stock Option and Incentive Plans
The LIFE TIME FITNESS, Inc. 1998 Stock Option Plan (the 1998 Plan), reserved up to 1,600,000 shares of our common stock for issuance. Under the 1998 Plan, the Board of Directors had the authority to grant incentive and nonqualified options to purchase shares of our common stock to eligible employees, directors and contractors. The 1998 Plan was amended in December 2003 by our Board of Directors and shareholders to reserve an additional 1,500,000 shares of our common stock for issuance. As of December 31, 2012, we had granted a total of 1,957,500 options to purchase common stock under the 1998 Plan, of which 6,400 were outstanding. In connection with approval of the 2004 Long-Term Incentive Plan (the 2004 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 1998 Plan.
The 2004 Plan originally reserved 3,500,000 shares of our common stock for issuance. In 2009, our shareholders authorized an additional 1,750,000 shares. The types of awards that could be granted under the 2004 Plan included incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas applicable accounting guidance reserves that term

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under prior stock option and incentive plans. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2012, we had granted a total of 1,929,665 options to purchase common stock under the 2004 Plan, of which options to purchase 285,110 shares were outstanding, and we had granted a total of 3,294,359 restricted shares under the 2004 Plan, of which 1,010,104 restricted shares were unvested. In connection with approval of the 2011 Long-Term Incentive Plan (the 2011 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 2004 Plan.
The 2011 Plan reserved 2,500,000 shares of our common stock for issuance. Under the 2011 Plan, the Compensation Committee of our Board of Directors administers the 2011 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. Eligible participants under the 2011 Plan included our officers, employees, non-employee directors and consultants. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. In connection with approval of the 2011 Plan, our Board of Directors approved a resolution to cease making additional grants under the 2004 Plan. The restricted shares generally vest over periods ranging from one to four years. During 2012, we granted 1,052,466 restricted shares under the 2011 Plan. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $42.17 to $51.91 during 2012. As of December 31, 2012, we had granted a total of 1,083,105 restricted shares under the 2011 Plan, of which 1,059,065 restricted shares were unvested. As of December 31, 2012, 1,455,745 shares remain available for grant under the 2011 Plan.
Total share-based compensation expense, which includes stock option expense and restricted stock expense, included in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, was as follows:

	For the Year Ended December 31,
	2012	2011	2010
Share-based compensation expense related to stock options	$—	$—	$41
Share-based compensation expense related to restricted shares	14,566	19,647	12,694
Share-based compensation expense related to employee stock purchase plan	120	120	100
Total share-based compensation expense	$14,686	$19,767	$12,835

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	1,966,672	$19.12
Granted	419,156	$31.09
Canceled	(150,402)	$19.12
Vested	(317,553)	$22.43
Outstanding at December 31, 2010	1,917,873	$21.19
Granted	367,668	$38.36
Canceled	(6,744)	$26.62
Vested	(376,714)	$22.32
Outstanding at December 31, 2011	1,902,083	$24.27
Granted	1,052,466	$47.28
Canceled	(30,289)	$33.51
Vested	(855,092)	$22.54
Outstanding at December 31, 2012	2,069,168	$36.55
During the years ended December 31, 2012, 2011 and 2010, we issued 1,052,466 shares, 367,668 shares and 419,156 shares of restricted stock, respectively, with an aggregate fair value of $49.8 million, $14.1 million and $13.0 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2012 was $19.3 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of December 31, 2012, there was $27.7 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.1 years.
Special 2009 Restricted Stock Grant
In June 2009, the Compensation Committee of our Board of Directors approved the grant of 996,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted EPS targets in 2011 and 2012. In August 2010, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same diluted EPS targets and vesting schedule.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and $3.9 million in 2011. A specified EPS target was achieved for fiscal 2011 and consequently 50% of the then-outstanding restricted shares (representing 453,500 shares of restricted stock) vested.
In fourth quarter 2011, we determined that achieving the 2012 diluted EPS targets required for vesting of the final 50% of the restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million in fourth quarter 2011 and $2.6 million in 2012. A specified EPS target was achieved for fiscal 2012 and consequently the remaining restricted shares (representing 448,000 shares of restricted stock) will vest upon publication of our audited financial statements for fiscal 2012.
A total of $18.8 million (pretax) was recognized as compensation expense under this grant. In accordance with the related accounting guidance, all of the vested restricted shares were included in our total diluted share count at December 31, 2011 and December 31, 2012, respectively, as the performance condition was met.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Special 2012 Restricted Stock Grant
In May 2012, the Compensation Committee of our Board of Directors approved the grant of 598,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and ROIC targets during performance periods that end on December 31, 2015 and December 31, 2016. In August 2012, an additional 20,000 shares of long-term performance-based restricted stock were granted to a new member of senior management using the same cumulative diluted EPS and ROIC targets and vesting schedule. These shares are included in the overall number of 1,052,466 restricted shares granted during the year ended December 31, 2012. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. The ROIC target is measured in the last year of the applicable performance period. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. For example, if the 2015 performance targets were satisfied and 50% of the shares vested, the remaining 50% of the restricted shares will vest in 2016 if the 2016 performance targets were satisfied. If the 2015 performance targets were not satisfied, but the 2016 performance targets are met, 100% of the restricted shares will vest. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. A maximum of $28.5 million could be recognized as compensation expense under this grant if all cumulative diluted EPS and ROIC targets are met.
We consider the specific cumulative diluted EPS and ROIC targets to be competitively sensitive information during the performance period. However, the Compensation Committee set the cumulative diluted EPS targets at 1.5 times the compound annual growth rate under our current long range plan and the ROIC targets at 1.1 times the ROIC under our current long range plan. We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the year ended December 31, 2012. If all of the targets had been considered probable at December 31, 2012, we would have recognized $4.6 million of non-cash performance share-based compensation expense during the year ended December 31, 2012. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants will be met, no further compensation expense will be recognized and any previously recognized compensation expense will be reversed. In accordance with the related accounting guidance, none of these shares were included in our total diluted share count at December 31, 2012.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	810,578	$22.93	4.8	$3,669
Exercised	(245,864)	$20.91
Canceled	(12,089)	$46.97
Outstanding at December 31, 2010	552,625	$23.30	3.8	$10,009
Exercised	(142,384)	$22.21
Canceled	(3,041)	$31.40
Outstanding at December 31, 2011	407,200	$23.62	2.9	$9,429
Exercised	(115,690)	$20.25
Canceled	—	$—
Outstanding at December 31, 2012	291,510	$24.96	2.0	$7,073
Vested at December 31, 2012	291,510	$24.96	2.0	$7,073
No stock options have been granted since 2007. As of December 31, 2012, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our closing stock price at each year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31 of each year presented above. The intrinsic value changes based on the fair market value of our stock. Total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.3 million, $2.8 million and $3.7 million, respectively.
Our net cash proceeds from the exercise of stock options were $2.3 million, $3.2 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The excess income tax benefit realized from stock option exercises was $8.5 million, $3.5 million and $2.5 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow with a corresponding offset included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period during 2011 under the ESPP began January 1, 2011 and ended June 30, 2011. The second purchase period began July 1, 2011 and ended December 31, 2012. Compensation expense under the ESPP, which was $0.1 million for each of 2012, 2011 and 2010, is based on the discount of 10% at the end of the purchase period. In 2012, $1.2 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,287,820 shares of common stock available for purchase under the ESPP as of December 31, 2012.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During 2012, we repurchased 26,850 shares for approximately $1.3 million. As of

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

December 31, 2012, there were 287,820 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60.0 million or at the close of business on August 17, 2013, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During 2012, 425,031 shares were repurchased under this program for approximately $19.1 million. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock. As of December 31, 2012, there was $40.9 million remaining authorized under this program.

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
The following table presents revenue for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Membership dues	$727,596	$663,439	$603,231
Enrollment fees	15,346	18,447	24,426
Personal training	169,074	147,065	128,570
Other in-center	179,191	161,409	137,856
Total center revenue	1,091,207	990,360	894,083
Other revenue	35,740	23,314	18,761
Total revenue	$1,126,947	$1,013,674	$912,844

9.	Commitments and Contingencies
Lease Commitments — We lease certain property under operating leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2012 are as follows:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

2013	$36,647
2014	37,332
2015	37,277
2016	36,515
2017	35,328
Thereafter	405,081
Total minimum annual payments under all noncancelable operating leases	$588,180
Rent expense under operating leases was $38.7 million, $42.8 million and $42.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.
Sale-Leaseback Transactions — In 2003, we financed two of our Michigan centers pursuant to the terms of a sale-leaseback transaction that qualified as an operating lease. Pursuant to the terms of the lease, we agreed to lease the centers for a period of 20 years. At December 31, 2012, the future minimum lease payments due under the lease amounted to $57.9 million.
In August 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (“Senior Housing”) providing for the sale of certain properties to Senior Housing in a sale-leaseback transaction. The properties are located in Alpharetta, Georgia; Allen, Texas; Omaha, Nebraska; and Romeoville, Illinois (the “Properties”), and were sold to Senior Housing for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Senior Housing. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible net worth of at least $200.0 million. At December 31, 2012, the future minimum lease payments due under the lease amounted to $171.7 million.
In September 2008, a wholly owned subsidiary sold certain properties to LT FIT (AZ-MD) LLC, an affiliate of W.P. Carey & Co., LLC (“W.P. Carey”). The properties are located in Scottsdale, Arizona and Columbia, Maryland (the “Properties”), and were sold to W.P. Carey for approximately $60.5 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and W.P. Carey, our subsidiary will lease the properties from W.P. Carey. The Lease has a total term of 40 years, including an initial term of 20 years and four consecutive automatic renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and are automatically exercised if notice is not provided to W.P. Carey 18 months before the lease term ends. The initial rent will be approximately $5.7 million per year, increased after every year during the initial term and each year of any renewal option, if exercised, by an amount equal to 2% of the rent paid in the calendar year immediately before the effective date of the rent increase. The Lease is an “absolute net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of W.P. Carey. Pursuant to the terms of a Guaranty and Suretyship Agreement, we have guaranteed the subsidiary’s obligations

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

under the Lease. At December 31, 2012, the future minimum lease payments due under the lease amounted to $114.7 million.
We account for the sale-leaseback transactions as operating leases in accordance with the applicable accounting guidance. The gains we recognized upon completion of the sale-leaseback transactions, a total of $7.4 million, have been deferred and are being recognized over the lease term.
Purchase Commitments — We contract in advance for land purchases and construction services and materials, among other things. The purchase commitments were $93.8 million, $71.0 million and $29.3 million at December 31, 2012, 2011 and 2010, respectively.
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
401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $2.9 million, $2.5 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Letters of Credit — As of December 31, 2012, we had $10.4 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation and commercial liability insurance. Such letters of credit are secured by the collateral under our senior secured credit facility. As of December 31, 2012, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2012, we had posted bonds totaling $14.8 million related to construction activities and operational licensing.
Guarantee — In May 2011, Bloomingdale LLC borrowed $7.3 million from a bank. Each of the members separately guaranteed one-third of the outstanding loan amount. As of December 31, 2012, the maximum amount of future payments under our one-third of the guarantee was $2.0 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.

10.	Related Party Transactions
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our chairman of the board of directors and chief executive officer has a 50% interest. We paid rent pursuant to this lease of $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to ten years. We made matching contributions to this plan during fiscal 2012. Any contributions to this plan vest to each participant according to their years of service with us. At December 31, 2012, $4.1 million had been deferred and is being held on behalf of the employees. This amount is reflected as an other liability on the balance sheet.

12.	Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2012 and 2011:

	2012				2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (4)
Total revenue	$268,447	$288,304	$294,873	$275,323	$240,645	$256,694	$265,421	$250,914
Gross profit (1)	103,325	112,388	112,449	107,158	87,351	95,344	97,341	95,375
Income from operations	48,322	56,583	59,408	43,915	40,263	46,255	49,880	36,868
Net income	25,672	30,292	32,144	23,430	20,836	24,947	26,991	19,843
Earnings per share (2):
Basic (3)	$0.62	$0.73	$0.77	$0.57	$0.52	$0.62	$0.67	$0.49
Diluted (3)	$0.62	$0.73	$0.77	$0.56	$0.51	$0.61	$0.66	$0.48

(1)	We define gross profit as total center revenue less center operations expenses.

(2)	See Note 2 for discussion on the computation of earnings per share.

(3)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

(4)
In June 2009, our compensation committee approved performance-based restricted stock grants to each of our named executive officers and other senior management to serve as an incentive to achieve fully diluted earnings per share targets in fiscal 2011 and/or fiscal 2012. In the fourth quarter of 2011, we determined that achieving the 2012 diluted earnings per share performance criteria for a performance-based restricted stock grant to senior management was probable, resulting in a cumulative, share-based compensation expense of approximately $6.8 million (pre-tax).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
[s] DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the internal control over financial reporting of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.
[s] DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management's assessment and those criteria, they believe that, as of December 31, 2012, we maintained effective internal control over financial reporting.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2013 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

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
The following table sets forth the name, age and positions of each of our executive officers as of February 28, 2013:

Name	Age	Position
Bahram Akradi	51	Chairman of the Board of Directors, President and Chief Executive Officer
Michael R. Robinson	53	Executive Vice President and Chief Financial Officer
Eric J. Buss	46	Executive Vice President
Tami A. Kozikowski	51	Executive Vice President, Real Estate and Development
Jeffrey G. Zwiefel	50	Executive Vice President and Chief of Operations
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

Tami A. Kozikowski joined our company in August 2012 as Executive Vice President, Real Estate and Development. Prior to joining our company, Ms. Kozikowski was Chief Development Officer of Advance Auto Parts, a leading automotive aftermarket retailer, from June 2009 to December 2011. From November 2007 to February 2009, she served as Senior Vice President, Merchandising for Best Buy Co., Inc., a specialty retailer of consumer electronics, office products, appliances and software, where she was responsible for Best Buy's appliance, music, movies and gaming businesses. Prior to that, she served in other senior leadership operational roles with Best Buy Co., Inc., including Senior Vice President of Services (Geek Squad) Operations from August 2006 to November 2007, Senior Vice President Retail Support/Operations from March 2004 to August 2006 and Senior Vice President, Real Estate and Property Management.
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
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
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
10.2#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.3#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009).	Incorporated by reference to Appendix B to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009.
10.4#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.17 to the Registrant's Form10-K for the year ended December 31, 2008 (File No. 001-32230).
10.5#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).
10.6#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).
10.7
Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.1 to the Registrant's Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).

Exhibit No.	Description	Method of Filing
10.8	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated April 15, 2005 (File No. 001-32230).
10.9#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).
10.10#	Form of Restricted Stock Agreement (Non-Employee Director) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.27 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).
10.11
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 24, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 2007 (File No. 001-32230).
10.12#	Form of 2008 Restricted Stock Agreement (Executive) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 17, 2008 (File No. 001-32230).
10.13#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 6, 2008.
10.14
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 10, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 2010 (File No. 001-32230).
10.15#	Form of 2009 Restricted Stock Agreement (Forfeiture Component) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2009 (File No. 001-32230).
10.16#	Form of Restricted Stock Agreement for 2004 Long-Term Incentive Plan granted June 11, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 11, 2009 (File No. 001-32230).
10.17#	Form of 2010 Restricted Stock Agreement (Forfeiture Component) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).
10.18#	Life Time Fitness, Inc. 2011 Long-Term Incentive Plan.	Incorporated by reference to Appendix A to the Registrant's proxy statement for its 2011 Annual Meeting of Shareholders (File No. 001-32230) filed with the Commission on March 7, 2011.
10.19#	Form of 2011 Restricted Stock Agreement (Forfeiture Component) for 2004 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2011 (File No. 001-32230).
10.20#	Form of 2011 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2011 (File No. 001-32230).

Exhibit No.	Description	Method of Filing
10.21
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
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2011 (File No. 001-32230).
10.22#	Form of 2012 Restricted Stock Agreement (Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2012 (File No. 001-32230).
10.23#	Form of Restricted Stock Agreement for 2011 Long-Term Incentive Plan granted May 8, 2012.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 8, 2012 (File No. 001-32230).
10.24
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
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2012 (File No. 001-32230).
10.25#	Summary of Compensation Arrangement for Mark L. Zaebst	Filed Electronically.
21	Subsidiaries of the Registrant.	Filed Electronically.
23	Consent of Independent Registered Public Accounting Firm.	Filed Electronically.
24	Powers of Attorney.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of shareholders' equity, (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.
Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

LIFE TIME FITNESS, INC.

By:	/s/ Bahram Akradi
Bahram Akradi Chairman of the Board of Directors, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2013 by the following persons on behalf of the Registrant in the capacities indicated.

LIFE TIME FITNESS, INC.

By:	/s/ Bahram Akradi
Bahram Akradi Chairman of the Board of Directors, President, Chief Executive Officer and Director (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
Michael R. Robinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
John M. Hugo Vice President and Corporate Controller (Principal Accounting Officer)

Directors
Giles H. Bateman *
Jack W. Eugster *
Guy C. Jackson *
John K. Lloyd *
Martha A. Morfitt *
John B. Richards *
Joseph S. Vassalluzzo *
*    Michael R. Robinson, by signing his name hereto, does hereby sign this document on behalf of each of the above‑named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Michael R. Robinson
Michael R. Robinson, Attorney-in-Fact