Form 10-Q
period 2013-03-31
LIFE TIME FITNESS, INC.
filed 2013-04-26
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The number of shares outstanding of the registrant's common stock as of April 19, 2013 was 43,047,770 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,694	$16,499
Accounts receivable, net	8,376	9,272
Center operating supplies and inventories	29,132	27,240
Prepaid expenses and other current assets	28,941	26,826
Deferred membership origination costs	11,596	11,664
Deferred income taxes	2,193	8,813
Total current assets	93,932	100,314
PROPERTY AND EQUIPMENT, net	1,898,070	1,858,666
RESTRICTED CASH	2,362	2,087
DEFERRED MEMBERSHIP ORIGINATION COSTS	6,286	6,820
GOODWILL	39,762	37,176
OTHER ASSETS	66,354	67,111
TOTAL ASSETS	$2,106,766	$2,072,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$22,228	$12,603
Accounts payable	34,683	32,140
Construction accounts payable	34,898	25,208
Accrued expenses	66,305	63,333
Deferred revenue	41,810	34,753
Total current liabilities	199,924	168,037
LONG-TERM DEBT, net of current portion	676,631	691,867
DEFERRED RENT LIABILITY	23,120	22,490
DEFERRED INCOME TAXES	93,685	95,509
DEFERRED REVENUE	6,326	6,840
OTHER LIABILITIES	21,387	14,514
Total liabilities	1,021,073	999,257
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 43,047,770 and 43,149,434 shares issued and outstanding, respectively	862	864
Additional paid-in capital	432,852	447,912
Retained earnings	657,043	628,942
Accumulated other comprehensive loss	(5,064)	(4,801)
Total shareholders’ equity	1,085,693	1,072,917
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,106,766	$2,072,174
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
REVENUE:
Membership dues	$186,374	$175,470
Enrollment fees	3,396	3,954
In-center revenue	91,971	84,616
Total center revenue	281,741	264,040
Other revenue	9,006	4,407
Total revenue	290,747	268,447
OPERATING EXPENSES:
Center operations	169,962	160,715
Advertising and marketing	10,959	10,356
General and administrative	15,356	13,703
Other operating	12,834	8,391
Depreciation and amortization	29,262	26,960
Total operating expenses	238,373	220,125
Income from operations	52,374	48,322
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(6,129)	(6,277)
Equity in earnings of affiliate	346	373
Total other income (expense)	(5,783)	(5,904)
INCOME BEFORE INCOME TAXES	46,591	42,418
PROVISION FOR INCOME TAXES	18,490	16,746
NET INCOME	$28,101	$25,672

BASIC EARNINGS PER COMMON SHARE	$0.68	$0.62
DILUTED EARNINGS PER COMMON SHARE	$0.67	$0.62
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	41,295	41,174
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	41,646	41,675

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
NET INCOME	$28,101	$25,672
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of taxes of $385 and $(287), respectively	$(584)	$729
Unrealized gains (losses) on cash flow hedges, net of taxes of $(214) and $79, respectively	321	(119)
Other comprehensive (loss) income, net of tax:	(263)	610
COMPREHENSIVE INCOME	$27,838	$26,282

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,101	$25,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,262	26,960
Deferred income taxes	4,582	5,360
Loss on disposal of property and equipment, net	(228)	(2)
Amortization of deferred financing costs	505	503
Share-based compensation	2,830	3,878
Excess tax benefit related to share-based compensation	(4,657)	(8,118)
Changes in operating assets and liabilities	16,645	19,789
Other	(809)	(139)
Net cash provided by operating activities	76,231	73,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(59,145)	(38,477)
Acquisitions, net of cash acquired	—	(6,578)
Proceeds from sale of property and equipment	555	363
Proceeds from property insurance settlements	121	670
Increase in other assets	(730)	(172)
Increase in restricted cash	(275)	(177)
Net cash used in investing activities	(59,474)	(44,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	75,000	—
Repayments of long-term borrowings	(1,696)	(1,441)
Repayments of revolving credit facility, net	(78,400)	(34,600)
Increase in deferred financing costs	(465)	(10)
Excess tax benefit related to share-based compensation	4,657	8,118
Proceeds from stock option exercises	872	1,972
Proceeds from employee stock purchase plan	414	388
Stock purchased for employee stock purchase plan	(569)	(649)
Repurchases of common stock	(19,349)	—
Net cash used in financing activities	(19,536)	(26,222)
Effect of exchange rates on cash and cash equivalents	(26)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,805)	3,310
CASH AND CASH EQUIVALENTS – Beginning of period	16,499	7,487
CASH AND CASH EQUIVALENTS – End of period	$13,694	$10,797
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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2012.

2.	Share-Based Compensation
Stock Option and Incentive Plans
We have four share-based compensation plans: the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”); the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”); the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make grants under the 1998 Plan and the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of March 31, 2013, there were 1,138,190 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of March 31, 2013, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 250,835 shares were outstanding and vested, and a total of 4,706,015 restricted shares were granted, of which 1,569,035 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2013 and 2012, was as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Share-based compensation expense related to restricted shares	$2,800	$3,848
Share-based compensation expense related to ESPP	30	30
Total share-based compensation expense	$2,830	$3,878

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,069,168	$36.55
Granted	328,550	$41.94
Canceled	(10,995)	$34.63
Vested	(817,688)	$24.55
Outstanding at March 31, 2013	1,569,035	$43.95

During the three months ended March 31, 2013 and 2012, we issued 328,550 and 331,750 shares of restricted stock, respectively, with an aggregate grant date fair value of $13.8 million and $16.7 million, respectively. The grant date fair value of restricted shares that vested during the three months ended March 31, 2013 and 2012 was $20.1 million and $17.7 million, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of March 31, 2013, there was $36.3 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.8 years.
Special 2009 Performance-Based Restricted Stock Grant
In June 2009 and August 2010, the Compensation Committee of our Board of Directors approved the grant of a total of 1,016,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. A specified diluted EPS target was achieved for fiscal 2011 and consequently, 50% of the then-outstanding restricted shares (representing 453,500 shares of restricted stock) vested. A specified diluted EPS target was achieved for fiscal 2012 and consequently, the remaining restricted shares (representing 445,500 shares of restricted stock) vested.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and an additional $3.9 million in 2011. In accordance with the related accounting guidance, all of the vested restricted shares were included in our share count at March 31, 2012 and March 31, 2013.
In fourth quarter 2011, we determined that achieving the 2012 diluted EPS targets required for vesting of the remaining restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million in fourth quarter 2011 and $2.6 million in 2012, including $0.7 million in the first three months of 2012. In accordance with the related accounting guidance, all of the vested restricted shares were included in our share count at March 31, 2013.
Special 2012 Performance-Based Restricted Stock Grant
In May 2012, the Compensation Committee of our Board of Directors approved the grant of 598,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. In July and August 2012, an additional 40,500 and 20,000 shares, respectively, of long-term performance-based restricted stock were granted to members of management using the same cumulative diluted EPS and ROIC targets and vesting schedule. These shares are included in the overall number of restricted shares granted in 2012. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. The ROIC target is measured in the last year of the applicable performance period. If the specified cumulative diluted EPS and ROIC targets are both met or exceeded for the performance period ending December 31, 2015, 50% of the restricted

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

shares will vest. If the specified cumulative diluted EPS and ROIC targets are both met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. For example, if the 2015 performance targets were satisfied and 50% of the shares vested, the remaining 50% of the restricted shares will vest in 2016 if the 2016 performance targets were satisfied. If the 2015 performance targets were not satisfied, but the 2016 performance targets are both met, 100% of the restricted shares will vest. In the event that we do not achieve both of the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. A maximum of $30.2 million could be recognized as compensation expense under this grant if all cumulative diluted EPS and ROIC targets are met.
We consider the specific cumulative diluted EPS and ROIC targets to be competitively sensitive information during the performance period. However, the Compensation Committee set the cumulative diluted EPS targets at 1.5 times the compound annual growth rate under our then-current long range plan and the ROIC targets at 1.1 times the ROIC under our then-current long range plan. We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the three months ended March 31, 2013. If all of the targets had been considered probable at March 31, 2013, we would have recognized $6.6 million of non-cash performance share-based compensation expense during the three months ended March 31, 2013. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants will be met, no further compensation expense will be recognized and any previously recognized compensation expense will be reversed. In accordance with the related accounting guidance, none of the unvested restricted shares were included in our share count since the date of grant.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	291,510	$24.96	2.0	$7,073
Exercised	(40,675)	$21.44
Canceled	—	$—
Outstanding at March 31, 2013	250,835	$25.53	1.8	$4,441
Vested at March 31, 2013	250,835	$25.53	1.8	$4,441
No stock options have been granted since 2007. As of March 31, 2013, there was no unrecognized compensation expense related to stock options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.9 million and $3.0 million, respectively.
Our net cash proceeds from the exercise of stock options were $0.9 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively. The actual income tax benefit realized from stock option exercises and restricted stock vesting was $4.7 million and $8.1 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began January 1, 2013 and ends June 30, 2013. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the three months ended March 31, 2013, $0.4 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,274,387 shares of common stock available for purchase under the ESPP as of March 31, 2013.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares pursuant to our ESPP. During the first three months of 2013, we repurchased 13,433 shares for approximately $0.6 million. As of March 31, 2013, there were 274,387 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.
In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60 million or at the close of business on August 17, 2013, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During the three months ended March 31, 2013, we repurchased 451,334 shares under this program for approximately $19.3 million. As of March 31, 2013, there was $21.6 million remaining authorized under this program.
3.    Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 20,037 and 2,477 for the three months ended March 31, 2013 and 2012, respectively.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended
	March 31,
	2013	2012
Net income	$28,101	$25,672
Weighted average number of common shares outstanding – basic	41,295	41,174
Effect of dilutive stock options	93	129
Effect of dilutive restricted stock awards	258	372
Weighted average number of common shares outstanding – diluted	41,646	41,675
Basic earnings per common share	$0.68	$0.62
Diluted earnings per common share	$0.67	$0.62

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

4.	Operating Segment
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
The following table presents revenue for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31,
	2013	2012
Membership dues	$186,374	$175,470
Enrollment fees	3,396	3,954
Personal training	46,014	41,760
Other in-center revenue	45,957	42,856
Total center revenue	281,741	264,040
Other revenue	9,006	4,407
Total revenue	$290,747	$268,447

5.	Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Accounts receivable	$794	$389
Income tax receivable	—	2,009
Center operating supplies and inventories	(1,899)	(276)
Prepaid expenses and other current assets	(2,146)	(1,506)
Deferred membership origination costs	602	266
Accounts payable	2,723	1,330
Accrued expenses	8,921	9,991
Deferred revenue	6,543	6,176
Deferred rent liability	641	981
Other liabilities	466	429
Changes in operating assets and liabilities	$16,645	$19,789

We made cash payments for income taxes of $8.9 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

We made cash payments for interest, net of capitalized interest, of $5.1 million and $5.6 million for the three months ended March 31, 2013 and 2012, respectively. Capitalized interest was $0.5 million and $0.5 million for the same periods.
Construction accounts payable was $34.9 million and $24.8 million at March 31, 2013 and 2012, respectively.

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
In July 2012, the Financial Accounting Standards Board ("FASB") updated guidance on intangible asset impairment testing. The guidance became effective for us in 2013. The amendments in this update allow companies to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the update, a company will not be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The implementation of the guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), which became effective for us in 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.

8.	Derivative Instruments
As part of our financial risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of March 31, 2013, the $3.3 million fair value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $5.5 million gross fair value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

and the debt to assure they continued to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. No ineffectiveness was experienced in the interest rate swap during the three months ended March 31, 2013. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.

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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
	Total	Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
March 31, 2013	$5,517	$—	$5,517	$—
Interest rate swap liability as of
December 31, 2012	$6,052	$—	$6,052	$—
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
We had no remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2013 or March 31, 2012.

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
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3). The fair value estimates presented are based on information available to us as of March 31, 2013. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate debt	$470,229	$480,001	$396,591	$403,659
Obligations under capital leases	15,129	15,284	15,441	15,582
Floating-rate debt	213,501	213,501	292,438	292,437
Total	$698,859	$708,786	$704,470	$711,678
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results in the future to differ materially from its historical results and those presently anticipated or projected. Among these factors are attracting and retaining members, risks related to our debt levels and debt covenants, the ability to access our existing credit facility and obtain additional financing, strains on our business from continued and future growth, including potential acquisitions and other strategic initiatives, risks related to maintenance and security of our data, potential recognition of compensation expense related to performance-based stock grants, competition from other health and fitness centers, identifying and acquiring suitable sites for new centers, delays in opening new centers and other factors set forth in the risk factor section of the Company's annual report on Form 10-K filed with the SEC.
The Company cautions investors not to place undue reliance on any such forward-looking statements, which speak only as of the date on which such statements were made. The Company undertakes no obligation to update such statements to reflect events or circumstances arising after such date.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of April 26, 2013, we operated 106 centers primarily in residential locations across 29 markets in 23 states and one Canadian province under the LIFE TIME FITNESS and LIFE TIME ATHLETIC brands.

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
We define memberships in two ways: Access memberships and Non-Access memberships. The Non-Access membership is designed for members who do not have access to a center or have minimal access to a center, but still want to maintain certain member benefits. As of March 31, 2013, we had 809,813 total memberships, including 708,563 Access memberships and 101,250 Non-Access memberships.
We measure performance using such key operating statistics as member satisfaction ratings, return on investment, average revenue per membership, including membership dues and enrollment fees, average in-center revenue per membership and center operating expenses, with an emphasis on payroll and occupancy costs, as a percentage of sales and same center revenue growth. We use center revenue, EBITDA and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center Access membership levels and growth of system-wide memberships; percentage center Access membership to target capacity; center Access membership usage; center Access membership mix among individual, couple and family memberships; Non-Access memberships and center attrition rates.
During the years ended December 31, 2011 and 2012, our annual attrition rate for our total memberships, including Access and Non-Access, fluctuated between 31.3% and 33.5%. At March 31, 2013, our annual attrition rate was 33.9%. The increase was primarily the result of the higher attrition rates associated with the nine Lifestyle Family Fitness clubs acquired in late 2011, as well as higher terminations from Non-Access memberships.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (64.1% of total revenue for the three months ended March 31, 2013, down from 65.4% for the three months ended March 31, 2012) and enrollment fees (1.2% of total revenue for the three months ended March 31, 2013, down from 1.5% for the three months ended March 31, 2012) paid by our members. We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue, or in-center businesses (31.6% of total revenue for the three months ended March 31, 2013, up from 31.5% for the three months ended March 31, 2012), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our cafés, sales of products and services offered at our spas, tennis programs and renting space in certain of our centers.

•
Third, we have expanded the LIFE TIME FITNESS® brand into other health and wellness-related offerings that generate revenue, which we refer to as other revenue or ancillary businesses (3.1% of total revenue for the three months ended March 31, 2013, up from 1.6% for the three months ended March 31, 2012), including media, athletic events and related services, health promotion programs and training and certification programs. Our primary media offering is our magazine, Experience Life®. Other revenue also includes revenue from our race registration and timing businesses.

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

Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center and ancillary businesses.
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
Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2012.

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended
	March 31,
	2013	2012
REVENUE:
Membership dues	64.1%	65.4%
Enrollment fees	1.2	1.5
In-center revenue	31.6	31.5
Total center revenue	96.9	98.4
Other revenue	3.1	1.6
Total revenue	100.0	100.0
OPERATING EXPENSES:
Center operations	58.5	59.9
Advertising and marketing	3.8	3.9
General and administrative	5.2	5.1
Other operating	4.4	3.0
Depreciation and amortization	10.1	10.1
Total operating expenses	82.0	82.0
Income from operations (operating profit)	18.0	18.0
OTHER INCOME (EXPENSE):
Interest expense, net	(2.1)	(2.3)
Equity in earnings of affiliate	0.1	0.1
Total other income (expense)	(2.0)	(2.2)
INCOME BEFORE INCOME TAXES	16.0	15.8
PROVISION FOR INCOME TAXES	6.3	6.2
NET INCOME	9.7%	9.6%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	3.5%	5.4%
Same-center revenue growth (open 37 months or longer) (1)	3.0%	5.0%
Average center revenue per Access membership (2)	$404	$382
Average in-center revenue per Access membership (3)	$134	$124
Trailing 12-month attrition rate (4)	33.9%	31.7%
Quarterly attrition rate (5)	8.2%	7.9%
EBITDA (in thousands) (6)	$81,982	$75,655
EBITDA margin (7)	28.2%	28.2%
EBITDAR (in thousands) (6)	$91,721	$85,239
EBITDAR margin (8)	31.5%	31.8%
Capital expenditures (in thousands) (9)	$59,145	$38,477
Free cash flow (in thousands) (10)	$17,086	$35,426

Results of Operations (continued)
	March 31,
	2013	2012
Operating data (end of period) (11):
Centers open	105	103
Center square footage (12)	9,901,108	9,669,819
Memberships:
Access memberships	708,563	704,467
Non-Access memberships	101,250	93,173
Total memberships	809,813	797,640

(1)
Membership dues, enrollment fees and in-center revenue for a center are included in same center revenue growth – 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same center revenue growth – 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(2)
Average center revenue per Access membership is total center revenue derived from Access memberships for the period divided by the average number of Access memberships for the period, where the average number of Access memberships for the period is a 4-point average derived from dividing the sum of the total Access memberships outstanding at the beginning of the period and at the end of each month during the period by four.

(3)
Average in-center revenue per Access membership is total in-center revenue derived from Access memberships for the period divided by the average number of Access memberships for the period, where the average number of Access memberships for the period is a 4-point average derived from dividing the sum of the total Access memberships outstanding at the beginning of the period and at the end of each month during the period by four.

(4)
Trailing 12 month attrition rate (or annual attrition rate) is calculated as follows: total membership terminations for the trailing 12 months divided into the average beginning month total membership balance for the trailing 12 months.

(5)	Quarterly attrition rate is calculated as follows: total membership terminations for the quarter divided into the average beginning month total membership balance for the quarter.

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Net income	$28,101	$25,672
Interest expense, net	6,129	6,277
Provision for income taxes	18,490	16,746
Depreciation and amortization	29,262	26,960
EBITDA	$81,982	$75,655
Rent expense	9,739	9,584
EBITDAR	$91,721	$85,239

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

(9)
Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at period-end, property and equipment purchases financed through notes payable and capital lease obligations, and non-cash share-based compensation capitalized to projects under development.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$76,231	$73,903
Less: Purchases of property and equipment	(59,145)	(38,477)
Free cash flow	$17,086	$35,426

(11)
The operating data presented in these items includes the center owned by Bloomingdale LIFE TIME FITNESS, L.L.C. ("Bloomingdale LLC"), which is jointly-owned with two unrelated organizations. The data presented elsewhere in this section excludes the center owned by Bloomingdale LLC.

(12)
The square footage presented in this table reflects fitness square footage which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Total revenue. Total revenue increased $22.3 million, or 8.3%, to $290.7 million for the three months ended March 31, 2013, from $268.4 million for the three months ended March 31, 2012.
Total center revenue grew $17.7 million, or 6.7%, to $281.7 million for the three months ended March 31, 2013, from $264.0 million for the three months ended March 31, 2012. Of the $17.7 million increase in total center revenue,

•
61.6% was from membership dues, which increased $10.9 million, or 6.2%, due to higher average dues and increased memberships, primarily at centers open less than 37-months. Our number of Access memberships increased 0.6% to 708,563 at March 31, 2013, from 704,467 at March 31, 2012.

•
41.6% was from in-center revenue, which increased $7.4 million, or 8.7%, primarily as a result of a $4.3 million increase in personal training revenue and a $1.4 million increase in our member activities revenue. Average in-center revenue per Access membership increased to $134 for the three months ended March 31, 2013, from $124 for the three months ended March 31, 2012.

•
(3.2)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. The estimated average membership life has been 33 months. Enrollment fees decreased $0.6 million for the three months ended March 31, 2013 to $3.4 million. The revenue recognized from enrollment fees was lower in the first quarter of 2013 as compared to the first quarter of 2012 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $4.6 million, or 104.4%, to $9.0 million for the three months ended March 31, 2013, from $4.4 million for the three months ended March 31, 2012. This increase was primarily due to revenue associated with the acquisition of race registration and timing businesses and other athletic events.
Center operations expenses. Center operations expenses totaled $170.0 million, or 60.3% of total center revenue (or 58.5% of total revenue), for the three months ended March 31, 2013, compared to $160.7 million, or 60.9% of total center revenue (or 59.9% of total revenue), for the three months ended March 31, 2012. This $9.3 million increase primarily consisted of an increase of $6.0 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $11.0 million, or 3.8% of total revenue, for the three months ended March 31, 2013, compared to $10.4 million, or 3.9% of total revenue, for the three months ended March 31, 2012. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $15.4 million, or 5.2% of total revenue, for the three months ended March 31, 2013, compared to $13.7 million, or 5.1% of total revenue, for the three months ended March 31, 2012. This increase of $1.7 million is primarily related to corporate initiatives to support our continued growth.
Other operating expenses. Other operating expenses were $12.8 million for the three months ended March 31, 2013, compared to $8.4 million for the three months ended March 31, 2012. This increase is primarily due to growth in infrastructure and operating costs to support the $4.6 million increase in other revenue, including costs associated with the race registration and timing businesses acquired during the second quarter of 2012.
Depreciation and amortization. Depreciation and amortization was $29.3 million for the three months ended March 31, 2013, compared to $27.0 million for the three months ended March 31, 2012. This increase was primarily due to the depreciation on the three new facilities opened in 2012.
Interest expense, net. Interest expense, net of interest income, was $6.1 million for the three months ended March 31, 2013, compared to $6.3 million for the three months ended March 31, 2012.

Provision for income taxes. The provision for income taxes was $18.5 million for the three months ended March 31, 2013, compared to $16.7 million for the three months ended March 31, 2012. This $1.8 million increase was primarily due to an increase in income before income taxes of $4.2 million. The effective income tax rate for the three months ended March 31, 2013 was 39.7% compared to 39.5% for the three months ended March 31, 2012.
Net income. As a result of the factors described above, net income was $28.1 million, or 9.7% of total revenue, for the three months ended March 31, 2013, compared to $25.7 million, or 9.6% of total revenue, for the three months ended March 31, 2012.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through various debt arrangements, sales of equity and cash flow provided by operations. Our principal liquidity needs have included the development of new centers, debt service requirements, share repurchases and expenditures necessary to maintain and update our existing centers and associated fitness equipment and may include the acquisition and remodeling of centers we acquire from time to time, as well as acquisitions to support our in-center and ancillary businesses. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements primarily with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed.
In the second quarter of 2011, we amended, enlarged and extended our revolving credit facility, previously scheduled to mature in May 2012, now scheduled to mature on June 30, 2016. In February 2013, we obtained a mortgage loan in the original principal amount of $75.0 million on five of our facilities. We expect to use the proceeds from the amended revolving credit facility and the mortgage financing for general corporate purposes, future center expansion and to help fund other growth initiatives.
Our business model operates with negative working capital primarily for two reasons. First, we carry minimal accounts receivable due to our ability to have monthly membership dues paid by electronic draft. Second, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the revolving credit facility.
As of March 31, 2013, we had total cash and cash equivalents of $13.7 million. We also had $274.1 million available under the existing terms of our revolving credit facility as of March 31, 2013.
The following table summarizes our capital structure as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
	(In thousands)
Debt
Long-term debt	$676,631	$691,867
Current maturities of long-term debt	22,228	12,603
Total debt	698,859	704,470
Shareholders’ Equity
Common stock	862	864
Additional paid-in capital	432,852	447,912
Retained earnings	657,043	628,942
Accumulated other comprehensive loss	(5,064)	(4,801)
Total shareholders’ equity	1,085,693	1,072,917
Total capitalization	$1,784,552	$1,777,387

Operating Activities
Net cash provided by operating activities was $76.2 million for the three months ended March 31, 2013, compared to $73.9 million for the three months ended March 31, 2012. This increase is primarily due to increased net income and depreciation and amortization expense.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $59.5 million for the three months ended March 31, 2013, compared to $44.4 million for the three months ended March 31, 2012. The increase of $15.1 million was primarily due to an increase in capital expenditures related to new center construction.
Our capital expenditures were as follows:

	For the Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash purchases of property and equipment	$59,145	$38,477
Non-cash change in construction accounts payable	9,690	2,924
Other non-cash changes to property and equipment	(443)	(234)
Total capital expenditures	$68,392	$41,167
The following schedule reflects capital expenditures by type of expenditure:

	For the Three Months Ended
	March 31,
	2013	2012
	(In thousands)
New center land and construction	$45,087	$25,613
Maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures	23,305	15,554
Total capital expenditures	$68,392	$41,167
At March 31, 2013, we had purchased the real property for the three large format centers we plan to open in 2013 and two large format centers we plan to open after 2013, we had entered into a ground lease for one large format center that we plan to open after 2013 and we had entered into a lease for one large format center that we plan to open after 2013. Construction in progress, including land purchased for future development, totaled $155.6 million at March 31, 2013 and $59.9 million at March 31, 2012.
We expect our capital expenditures to be approximately $300 million to $350 million in 2013, including approximately $240 million to $290 million in the remaining nine months of 2013. Of this approximately $240 million to $290 million, we expect to incur approximately $180 million to $210 million for new center construction and approximately $60 million to $80 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations.
Financing Activities
Financing activities consist primarily of proceeds from long-term debt, repayments of and proceeds from our revolving credit facility, payments on debt obligations and repurchases of common stock.

Net cash used in financing activities was $19.5 million for the three months ended March 31, 2013 compared to $26.2 million for the three months ended March 31, 2012. This change was primarily due to $75.0 million in mortgage financing obtained during the three months ended March 31, 2013, offset by share repurchases and repayments on our revolving credit facility.
Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016	$375,600	$454,000
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	96,473	96,909
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $775 including interest at 4.45% to March 2023	75,000	—
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	69,671	70,175
Other	66,986	67,945
Total debt (excluding obligations under capital leases)	683,730	689,029
Obligations under capital leases	15,129	15,441
Total debt	698,859	704,470
Less current maturities	22,228	12,603
Total long-term debt	$676,631	$691,867
Revolving Credit Facility
The amount of our revolving credit facility is $660.0 million. We may increase the total amount of the facility up to $900.0 million through the exercise of an accordion feature by us if one or more lenders commit the additional $240.0 million. As of March 31, 2013, $375.6 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.4%, plus $10.3 million related to letters of credit, leaving $274.1 million available for additional borrowing under the revolving credit facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the three months ended March 31, 2013 was 2.4% and $391.9 million, respectively. The maximum month-end balance during the three months ended March 31, 2013 was $479.6 million.
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
Commercial Mortgage-Backed Notes
On February 12, 2013, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $75.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by five properties and matures in March 2023. Interest on the amounts borrowed is 4.45% per annum, with a constant monthly debt service payment of $0.8 million.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2013.

Our primary financial covenants under the revolving credit facility are:

		Actual as of	Actual as of
		March 31,	December 31,
Covenant	Requirement	2013	2012
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.46 to 1.00	2.51 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	2.44 to 1.00	3.00 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	3.28 to 1.00	2.90 to 1.00
The formulas for these covenants are specifically defined in the credit agreement for our revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of March 31, 2013 and December 31, 2012, our net floating rate indebtedness was approximately $213.5 million and $292.4 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the three months ended March 31, 2013, our interest costs would have increased by approximately $0.6 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2013, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2013.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2013

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the ESPP Authorization (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Stock Repurchase Authorization (2)
January 1-31, 2013	—	$—	287,820	$40,901,658
February 1-28, 2013	13,433	$42.34	274,387	$40,901,658
March 1-31, 2013	451,334	$42.87	274,387	$21,552,449
Total	464,767	$42.85	274,387	$21,552,449

(1)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued pursuant to our Employee Stock Purchase Plan (the "ESPP Authorization"). From June 2006 through March 31, 2013, we repurchased 225,613 shares pursuant to the ESPP Authorization, of which 13,433 shares were repurchased during the first quarter of 2013. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

(2)
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time through the open market or privately negotiated transactions (the "Stock Repurchase Authorization"). The Stock Repurchase Authorization terminates when the aggregate repurchase amount totals $60.0 million or at the close of business on August 17, 2013, whichever comes earlier. As of March 31, 2013, 876,365 shares have been repurchased under the Stock Repurchase Authorization for $38.4 million. The shares repurchased to date have been purchased in the open market and, upon repurchase, became authorized, but unissued shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Form of 2013 Restricted Stock Agreement (Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2013.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
Name: Michael R. Robinson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo Title: Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Form of 2013 Restricted Stock Agreement (Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.