Form 10-Q
period 2013-06-30
LIFE TIME FITNESS, INC.
filed 2013-07-26
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares outstanding of the registrant's common stock as of July 19, 2013 was 42,854,121 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,126	$16,499
Accounts receivable, net	8,151	9,272
Center operating supplies and inventories	30,195	27,240
Prepaid expenses and other current assets	28,881	26,826
Deferred membership origination costs	11,438	11,664
Deferred income taxes	2,912	8,813
Income tax receivable	1,813	—
Total current assets	96,516	100,314
PROPERTY AND EQUIPMENT, net	1,952,894	1,858,666
RESTRICTED CASH	447	2,087
DEFERRED MEMBERSHIP ORIGINATION COSTS	6,740	6,820
GOODWILL	40,198	37,176
OTHER ASSETS	66,134	67,111
TOTAL ASSETS	$2,162,929	$2,072,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,288	$12,603
Accounts payable	24,243	32,140
Construction accounts payable	40,163	25,208
Accrued expenses	64,191	63,333
Deferred revenue	42,555	34,753
Total current liabilities	183,440	168,037
LONG-TERM DEBT, net of current portion	723,133	691,867
DEFERRED RENT LIABILITY	23,810	22,490
DEFERRED INCOME TAXES	91,204	95,509
DEFERRED REVENUE	6,783	6,840
OTHER LIABILITIES	20,830	14,514
Total liabilities	1,049,200	999,257
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 42,864,878 and 43,149,434 shares issued and outstanding, respectively	858	864
Additional paid-in capital	427,761	447,912
Retained earnings	690,230	628,942
Accumulated other comprehensive loss	(5,120)	(4,801)
Total shareholders’ equity	1,113,729	1,072,917
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,162,929	$2,072,174
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUE:
Membership dues	$194,816	$184,895	$381,190	$360,365
Enrollment fees	3,573	3,929	6,969	7,883
In-center revenue	97,275	90,118	189,246	174,734
Total center revenue	295,664	278,942	577,405	542,982
Other revenue	12,444	9,362	21,450	13,769
Total revenue	308,108	288,304	598,855	556,751
OPERATING EXPENSES:
Center operations	176,798	166,554	346,760	327,269
Advertising and marketing	9,629	9,689	20,588	20,045
General and administrative	15,713	13,856	31,069	27,559
Other operating	15,225	12,761	28,059	21,152
Depreciation and amortization	30,017	28,861	59,279	55,821
Total operating expenses	247,382	231,721	485,755	451,846
Income from operations	60,726	56,583	113,100	104,905
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(6,434)	(6,545)	(12,563)	(12,822)
Equity in earnings of affiliate	378	395	724	768
Total other income (expense)	(6,056)	(6,150)	(11,839)	(12,054)
INCOME BEFORE INCOME TAXES	54,670	50,433	101,261	92,851
PROVISION FOR INCOME TAXES	21,483	20,141	39,973	36,887
NET INCOME	$33,187	$30,292	$61,288	$55,964

BASIC EARNINGS PER COMMON SHARE	$0.80	$0.73	$1.48	$1.35
DILUTED EARNINGS PER COMMON SHARE	$0.80	$0.73	$1.47	$1.34
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	41,456	41,462	41,376	41,313
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	41,659	41,750	41,644	41,777

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INCOME	$33,187	$30,292	$61,288	$55,964
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of taxes of $738, $276, $1,123 and $(11), respectively	$(1,123)	$(691)	$(1,707)	$37
Unrealized gains (losses) on cash flow hedges, net of taxes of $(711), $904, $(925) and $983, respectively	1,067	(1,355)	1,388	(1,474)
Other comprehensive loss, net of tax:	(56)	(2,046)	(319)	(1,437)
COMPREHENSIVE INCOME	$33,131	$28,246	$60,969	$54,527

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,288	$55,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,279	55,821
Deferred income taxes	671	(1,073)
(Gain) loss on disposal of property and equipment, net	(216)	579
Amortization of deferred financing costs	1,100	1,006
Share-based compensation	6,286	7,312
Excess tax benefit related to share-based compensation	(4,564)	(8,365)
Changes in operating assets and liabilities	1,726	31,450
Other	(1,116)	(504)
Net cash provided by operating activities	124,454	142,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(137,433)	(106,102)
Acquisitions, net of cash acquired	(437)	(26,415)
Proceeds from sale of property and equipment	763	362
Proceeds from property insurance settlements	175	790
Increase in other assets	(736)	(250)
Decrease in restricted cash	1,640	651
Net cash used in investing activities	(136,028)	(130,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	75,000	—
Repayments of long-term borrowings	(28,272)	(3,521)
Repayments of revolving credit facility, net	(13,500)	(10,000)
Increase in deferred financing costs	(976)	(256)
Excess tax benefit related to share-based compensation	4,564	8,365
Proceeds from stock option exercises	1,108	1,982
Proceeds from employee stock purchase plan	607	590
Stock purchased for employee stock purchase plan	(569)	(649)
Repurchases of common stock	(28,157)	—
Net cash provided by (used in) financing activities	9,805	(3,489)
Effect of exchange rates on cash and cash equivalents	(1,604)	275
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,373)	8,012
CASH AND CASH EQUIVALENTS – Beginning of period	16,499	7,487
CASH AND CASH EQUIVALENTS – End of period	$13,126	$15,499
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
Stock Option and Incentive Plans
We have four share-based compensation plans: the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”); the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”); the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make grants under the 1998 Plan and the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of June 30, 2013, there were 1,152,260 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of June 30, 2013, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 240,268 shares were outstanding and vested, and a total of 4,731,321 restricted shares were granted, of which 1,523,156 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors. We use the term "vest" to define the lapse of vesting restrictions on restricted shares.
Total share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Share-based compensation expense related to restricted shares	$3,426	$3,404	$6,226	$7,252
Share-based compensation expense related to ESPP	30	30	60	60
Total share-based compensation expense	$3,456	$3,434	$6,286	$7,312

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,069,168	$36.55
Granted	328,550	$41.94
Canceled	(10,995)	$34.63
Vested	(817,688)	$24.55
Outstanding at March 31, 2013	1,569,035	$43.95
Granted	25,406	$47.58
Canceled	(39,476)	$43.40
Vested	(31,809)	$39.54
Outstanding at June 30, 2013	1,523,156	$44.11

During the six months ended June 30, 2013 and 2012, we issued 353,956 and 955,026 shares of restricted stock, respectively, with an aggregate grant date fair value of $15.0 million and $45.4 million, respectively. The grant date fair value of restricted shares that vested during the six months ended June 30, 2013 and 2012 was $21.3 million and $18.7 million, respectively. The total value of each restricted stock grant, based on the fair value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of June 30, 2013, there was $32.4 million of unrecognized compensation expense related to restricted stock that is expected to vest. We plan to recognize this amount over a weighted average period of 2.7 years.
Special 2012 Performance-Based Restricted Stock Grant
In May 2012, the Compensation Committee of our Board of Directors approved the grant of 598,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. In July and August 2012, an additional 40,500 and 20,000 shares, respectively, of long-term performance-based restricted stock were granted to members of management using the same cumulative diluted EPS and ROIC targets and vesting schedule. These shares are included in the overall number of restricted shares granted in 2012. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. The ROIC target is measured in the last year of the applicable performance period. If the specified cumulative diluted EPS and ROIC targets are both met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are both met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. For example, if the 2015 performance targets were satisfied and 50% of the shares vested, the remaining 50% of the restricted shares will vest if the 2016 performance targets were satisfied. If the 2015 performance targets were not satisfied, but the 2016 performance targets are both met, 100% of the restricted shares will vest. In the event that we do not achieve both of the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. As of June 30, 2013, 654,500 shares were still outstanding and unvested. A maximum of $30.1 million could be recognized as compensation expense under this grant if all cumulative diluted EPS and ROIC targets are met.
We consider the specific cumulative diluted EPS and ROIC targets to be competitively sensitive information during the performance period. However, the Compensation Committee set the cumulative diluted EPS targets at 1.5 times the compound annual growth rate under our then-current long range plan and the ROIC targets at 1.1 times the ROIC under our then-current long range plan. We do not believe that achievement of the cumulative diluted EPS and the ROIC targets are currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the six months ended June 30, 2013. If all of the targets had been considered

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

probable at June 30, 2013, we would have recognized $8.4 million of non-cash performance share-based compensation expense during the six months ended June 30, 2013. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment would be recorded and the remaining compensation expense would be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants would be met, no further compensation expense would be recognized and any previously recognized compensation expense would be reversed. In accordance with the related accounting guidance, none of the unvested restricted shares were included in our share count since the date of grant.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	291,510	$24.96	2.0	$7,073
Exercised	(40,675)	$21.44
Canceled	—	$—
Outstanding at March 31, 2013	250,835	$25.53	1.8	$4,441
Exercised	(8,967)	$26.33
Canceled	(1,600)	$8.00
Outstanding at June 30, 2013	240,268	$25.62	1.6	$5,886
Vested at June 30, 2013	240,268	$25.62	1.6	$5,886
No stock options have been granted since 2007. As of June 30, 2013, there was no unrecognized compensation expense related to stock options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $1.1 million and $3.0 million, respectively.
Our net cash proceeds from the exercise of stock options were $1.1 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively. The excess income tax benefit realized from stock option exercises and restricted stock vesting was $4.6 million and $8.4 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began July 1, 2013 and ends December 31, 2013. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the six months ended June 30, 2013, $0.6 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,274,387 shares of common stock available for purchase under the ESPP as of June 30, 2013.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP. During the first six months of 2013, we repurchased 13,433 shares for approximately $0.6 million. As of June 30, 2013, there were 274,387 remaining shares authorized to be repurchased for this purpose.
In August 2011, our Board of Directors authorized the repurchase of up to $60 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $60 million or at the close of business on August 17, 2013, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During the six months ended June 30, 2013, we repurchased 629,334 shares under this program for approximately $28.2 million. As of June 30, 2013, there was $12.7 million remaining authorized under this program.
3.    Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 2,477 and 30,037 for the three months ended June 30, 2013 and 2012, respectively, and 15,540 and 2,477 for the six months ended June 30, 2013 and 2012, respectively.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$33,187	$30,292	$61,288	$55,964
Weighted average number of common shares outstanding – basic	41,456	41,462	41,376	41,313
Effect of dilutive stock options	94	119	91	124
Effect of dilutive restricted stock awards	109	169	177	340
Weighted average number of common shares outstanding – diluted	41,659	41,750	41,644	41,777
Basic earnings per common share	$0.80	$0.73	$1.48	$1.35
Diluted earnings per common share	$0.80	$0.73	$1.47	$1.34

4.	Operating Segment
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment. Each of the centers has similar economic characteristics, services, product offerings and customers, and in-center revenues are derived primarily from services to our members. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, complement the operations of the centers. Our chief operating decision maker, our Chief Executive Officer, uses EBITDA as the primary measure of operating segment performance.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following table presents revenue for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Membership dues	$194,816	$184,895	$381,190	$360,365
Enrollment fees	3,573	3,929	6,969	7,883
Personal training	46,794	42,777	92,808	84,537
Other in-center revenue	50,481	47,341	96,438	90,197
Total center revenue	295,664	278,942	577,405	542,982
Other revenue	12,444	9,362	21,450	13,769
Total revenue	$308,108	$288,304	$598,855	$556,751

5.	Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Six Months Ended
	June 30,
	2013	2012
Accounts receivable, net	$960	$(594)
Income tax receivable	(1,813)	5,022
Center operating supplies and inventories	(2,968)	(3,843)
Prepaid expenses and other current assets	(1,665)	(365)
Deferred membership origination costs	305	(380)
Accounts payable	(7,888)	(3,141)
Accrued expenses	5,892	23,704
Deferred revenue	1,349	1,710
Deferred rent liability	7,715	8,773
Other liabilities	(161)	564
Changes in operating assets and liabilities	$1,726	$31,450

We made cash payments for income taxes of $35.6 million and $21.8 million for the six months ended June 30, 2013 and 2012, respectively.
We made cash payments for interest, net of capitalized interest, of $10.8 million and $11.7 million for the six months ended June 30, 2013 and 2012, respectively. Capitalized interest was $1.2 million and $0.6 million for the same periods.
Construction accounts payable was $40.2 million and $16.7 million at June 30, 2013 and 2012, respectively.

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
In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), which became effective for us in 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have an impact on our consolidated financial statements.

8.	Derivative Instruments
As part of our financial risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. EBITDAR is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes, depreciation and amortization and rent expense. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of June 30, 2013, the $2.2 million fair value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $3.7 million gross fair value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. No ineffectiveness was experienced in the interest rate swap during the six months ended June 30, 2013. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.

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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing LIBOR interest rates, LIBOR yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
	Total	Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
June 30, 2013	$3,740	$—	$3,740	$—
Interest rate swap liability as of
December 31, 2012	$6,052	$—	$6,052	$—
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
We had no remeasurements of such assets or liabilities to fair value during the six months ended June 30, 2013 or June 30, 2012.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The fair value estimates presented are based on information available to us as of June 30, 2013. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate debt	$444,334	$449,176	$396,591	$403,659
Obligations under capital leases	15,032	15,201	15,441	15,582
Floating-rate debt	276,055	276,055	292,437	292,437
Total	$735,421	$740,432	$704,469	$711,678

10.	Changes in Accumulated Other Comprehensive Income by Component
The following table presents information about accumulated other comprehensive income (loss) by component for the six months ended June 30, 2013 (net of tax):

	Gains (Losses) on Cash Flows Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(3,631)	$(1,170)	$(4,801)
Other comprehensive income	321	(584)	(263)
Balance at March 31, 2013	(3,310)	(1,754)	(5,064)
Other comprehensive income	1,067	(1,123)	(56)
Balance at June 30, 2013	$(2,243)	$(2,877)	$(5,120)

11.	Subsequent Event
On July 24, 2013, we agreed to amend and extend effective July 31, 2013 our Third Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association, as administrative agent and lender, and other lenders from time to time a party thereto. The material amendments to the Credit Agreement are (i) an increase to the amount of the facility from $660.0 million to $860.0 million, which may be increased by an additional $240.0 million upon the exercise of an accordion feature if one or more lenders commit the additional $240.0 million and (ii) an extension of the term of the facility to July 31, 2018. Of the increase in the facility, $100.0 million comes in the form of a term loan on July 31, 2013 that amortizes at the rate of 5.0% of the original term loan amount on an annual basis. The facility remains floating rate with a spread over LIBOR or Prime. The spreads under the leverage-based pricing grid in the facility remain unchanged, as do the financial covenant ratio thresholds.

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
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of July 26, 2013, we operated 106 centers primarily in residential locations across 29 markets in 23 states and one Canadian province under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands.
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
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the three new large format centers we plan to open in 2013, one of which is already open, two will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers.
We define memberships in two ways: Access memberships and Non-Access memberships. The Non-Access membership is designed for members who do not have access to a center or have minimal access to a center, but still want to maintain certain member benefits. As of June 30, 2013, we had 812,866 total memberships, including 713,138 Access memberships and 99,728 Non-Access memberships.
We measure performance using such key operating statistics as member satisfaction ratings, return on invested capital, average revenue per membership, average in-center revenue per membership and center operating expenses, with an emphasis on payroll, as a percentage of sales and same center revenue growth. We use center revenue,

EBITDA and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and system-wide basis. These metrics include change in center Access membership levels and growth of system-wide memberships; percentage center Access membership to target capacity; center Access membership usage; center Access membership mix among individual, couple and family memberships; Non-Access memberships and center attrition rates.
Attrition for the three months ended June 30, 2013 was 8.2% compared to 7.6% for the three months ended June 30, 2012. This increase was driven primarily by Non-Access membership terminations. Attrition for the trailing 12-months ended June 30, 2013, was 34.5% compared to 31.9% for the trailing 12-months at June 30, 2012. The increase was driven primarily by Non-Access membership terminations and the Lifestyle Family Fitness acquisition.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (63.7% of total revenue for the six months ended June 30, 2013, compared to 64.7% for the six months ended June 30, 2012) and enrollment fees (1.2% of total revenue for the six months ended June 30, 2013, down from 1.4% for the six months ended June 30, 2012). We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (31.5% of total revenue for the six months ended June 30, 2013, up from 31.4% for the six months ended June 30, 2012), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our cafés, sales of products and services offered at our spas and tennis programs.

•
Third, we have expanded the LIFE TIME FITNESS® brand into other health and wellness-related offerings that generate revenue, which we refer to as other revenue or ancillary businesses (3.6% of total revenue for the six months ended June 30, 2013, up from 2.5% for the six months ended June 30, 2012), including media, athletic events and related services, including our race registration and timing businesses, our health promotion programs and training and certification programs. Our primary media offering is our magazine, Experience Life®.

We have five primary sources of operating expenses:

•
Center operations expenses (57.9% of total revenue for the six months ended June 30, 2013, down from 58.8% for the six months ended June 30, 2012) consist primarily of salaries, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•
Advertising and marketing expenses (3.4% of total revenue for the six months ended June 30, 2013, down from from 3.6% for the six months ended June 30, 2012) consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our ancillary businesses.

•
General and administrative expenses (5.2% of total revenue for the six months ended June 30, 2013, up from 4.9% for the six months ended June 30, 2012) include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•
Other operating expenses (4.7% of total revenue for the six months ended June 30, 2013, up from 3.8% for the six months ended June 30, 2012) include the costs associated with our media, health and athletic events businesses and other corporate expenses, as well as gains or losses on our disposal of assets.

•
Depreciation and amortization (9.9% of total revenue for the six months ended June 30, 2013, down from 10.1% for the six months ended June 30, 2012) are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

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

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUE:
Membership dues	63.2%	64.1%	63.7%	64.7%
Enrollment fees	1.2	1.4	1.2	1.4
In-center revenue	31.6	31.3	31.5	31.4
Total center revenue	96.0	96.8	96.4	97.5
Other revenue	4.0	3.2	3.6	2.5
Total revenue	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	57.4	57.8	57.9	58.8
Advertising and marketing	3.1	3.4	3.4	3.6
General and administrative	5.1	4.8	5.2	4.9
Other operating	4.9	4.4	4.7	3.8
Depreciation and amortization	9.7	10.0	9.9	10.1
Total operating expenses	80.2	80.4	81.1	81.2
Income from operations (operating profit)	19.8	19.6	18.9	18.8
OTHER INCOME (EXPENSE):
Interest expense, net	(2.1)	(2.2)	(2.1)	(2.3)
Equity in earnings of affiliate	0.1	0.1	0.1	0.1
Total other income (expense)	(2.0)	(2.1)	(2.0)	(2.2)
INCOME BEFORE INCOME TAXES	17.8	17.5	16.9	16.6
PROVISION FOR INCOME TAXES	7.0	7.0	6.7	6.5
NET INCOME	10.8%	10.5%	10.2%	10.1%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	4.8%	4.2%	4.2%	4.8%
Same-center revenue growth (open 37 months or longer) (1)	3.8%	3.6%	3.4%	4.3%
Average center revenue per Access membership (2)	$416	$396	$821	$778
Average in-center revenue per Access membership (3)	$139	$129	$272	$253
Trailing 12-month attrition rate (4)	34.5%	31.9%	34.5%	31.9%
Quarterly attrition rate (5)	8.2%	7.6%	N/A	N/A
EBITDA (in thousands) (6)	$91,121	$85,839	$173,103	$161,494
EBITDA margin (7)	29.6%	29.8%	28.9%	29.0%
EBITDAR (in thousands) (6)	$100,809	$95,521	$192,530	$180,760
EBITDAR margin (8)	32.7%	33.1%	32.1%	32.5%
Capital expenditures (in thousands) (9)	$78,288	$67,625	$137,433	$106,102
Free cash flow (in thousands) (10)	$(30,065)	$662	$(12,979)	$36,088

Results of Operations (continued)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating data (end of period) (11):
Centers open	106	105	106	105
Center square footage (12)	10,004,755	9,901,108	10,004,755	9,901,108
Memberships:
Access memberships	713,138	708,585	713,138	708,585
Non-Access memberships	99,728	94,304	99,728	94,304
Total memberships	812,866	802,889	812,866	802,889

(1)
Membership dues, enrollment fees and in-center revenue for a center are included in same-center revenue growth – 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same-center revenue growth – 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(2)
Average center revenue per Access membership is total center revenue derived from Access memberships for the period divided by the average number of Access memberships for the period, where the average number of Access memberships for the period is an average derived from dividing the sum of the total Access memberships outstanding at the beginning of the period and at the end of each month during the period by one plus the number of months in each period.

(3)
Average in-center revenue per Access membership is total in-center revenue derived from Access memberships for the period divided by the average number of Access memberships for the period, where the average number of Access memberships for the period is an average derived from dividing the sum of the total Access memberships outstanding at the beginning of the period and at the end of each month during the period by one plus the number of months in each period.

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$33,187	$30,292	$61,288	$55,964
Interest expense, net	6,434	6,545	12,563	12,822
Provision for income taxes	21,483	20,141	39,973	36,887
Depreciation and amortization	30,017	28,861	59,279	55,821
EBITDA	91,121	85,839	173,103	161,494
Rent expense	9,688	9,682	19,427	19,266
EBITDAR	$100,809	$95,521	$192,530	$180,760

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$48,223	$68,287	$124,454	$142,190
Less: Purchases of property and equipment	(78,288)	(67,625)	(137,433)	(106,102)
Free cash flow	$(30,065)	$662	$(12,979)	$36,088

(11)
The operating data presented in these items includes the center owned by Bloomingdale LIFE TIME FITNESS, L.L.C. ("Bloomingdale LLC"), which is jointly-owned with two unrelated organizations. The data presented elsewhere in this section excludes the center owned by Bloomingdale LLC.

(12)
The square footage presented in this table reflects fitness square footage, which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Total revenue. Total revenue increased $19.8 million, or 6.9%, to $308.1 million for the three months ended June 30, 2013, from $288.3 million for the three months ended June 30, 2012.
Total center revenue grew $16.8 million, or 6.0%, to $295.7 million for the three months ended June 30, 2013, from $278.9 million for the three months ended June 30, 2012. Of the $16.8 million increase in total center revenue,

•
59.3% was from membership dues, which increased $9.9 million, or 5.4%, due to higher average dues and increased memberships, primarily at centers open less than 37 months. Our number of Access memberships increased 0.6% to 713,138 at June 30, 2013, from 708,585 at June 30, 2012.

•
42.8% was from in-center revenue, which increased $7.2 million, or 7.9%, primarily as a result of a $4.0 million increase in personal training revenue and a $2.0 million increase in sales of our LifeSpa and LifeCafe products and services. Average in-center revenue per Access membership increased 7.2% to $139 for the three months ended June 30, 2013, from $129 for the three months ended June 30, 2012.

•
(2.1)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. The estimated average membership life is 33 months. Enrollment fees decreased $0.3 million for the three months ended June 30, 2013 to $3.6 million. The revenue recognized from enrollment fees was lower in the second quarter of 2013 as compared to the second quarter of 2012 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $3.1 million, or 32.9%, to $12.4 million for the three months ended June 30, 2013, from $9.4 million for the three months ended June 30, 2012. This increase was primarily due to a $2.0 million increase in athletic events and related businesses revenue and a $0.9 million increase in our media business revenue.
Center operations expenses. Center operations expenses totaled $176.8 million, or 59.8% of total center revenue (or 57.4% of total revenue), for the three months ended June 30, 2013, compared to $166.6 million, or 59.7% of total center revenue (or 57.8% of total revenue), for the three months ended June 30, 2012. This $10.2 million increase primarily consisted of an increase of $6.4 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $9.6 million, or 3.1% of total revenue, for the three months ended June 30, 2013, compared to $9.7 million, or 3.4% of total revenue, for the three months ended June 30, 2012.
General and administrative expenses. General and administrative expenses were $15.7 million, or 5.1% of total revenue, for the three months ended June 30, 2013, compared to $13.9 million, or 4.8% of total revenue, for the three months ended June 30, 2012. This increase of $1.8 million is primarily related to information technology initiatives to support our continued growth.
Other operating expenses. Other operating expenses were $15.2 million for the three months ended June 30, 2013, compared to $12.8 million for the three months ended June 30, 2012. This increase is primarily due to growth in infrastructure and operating costs to support the $3.1 million increase in other revenue.
Depreciation and amortization. Depreciation and amortization was $30.0 million for the three months ended June 30, 2013, compared to $28.9 million for the three months ended June 30, 2012. This increase was primarily due to the depreciation on the three new facilities opened in 2012 and the facility opened in April 2013.
Interest expense, net. Interest expense, net of interest income, was $6.4 million for the three months ended June 30, 2013, compared to $6.5 million for the three months ended June 30, 2012.
Provision for income taxes. The provision for income taxes was $21.5 million for the three months ended June 30, 2013, compared to $20.1 million for the three months ended June 30, 2012. This $1.4 million increase was primarily due to an increase in income before income taxes of $4.2 million. The effective income tax rate for the three months ended June 30, 2013 was 39.3% compared to 39.9% for the three months ended June 30, 2012.

Net income. As a result of the factors described above, net income was $33.2 million, or 10.8% of total revenue, for the three months ended June 30, 2013, compared to $30.3 million, or 10.5% of total revenue, for the three months ended June 30, 2012.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Total revenue. Total revenue increased $42.1 million, or 7.6%, to $598.9 million for the six months ended June 30, 2013, from $556.8 million for the six months ended June 30, 2012.
Total center revenue grew $34.4 million, or 6.3%, to $577.4 million for the six months ended June 30, 2013, from $543.0 million for the six months ended June 30, 2012. Of the $34.4 million increase in total center revenue,

•
60.5% was from membership dues, which increased $20.8 million, or 5.8%, due to higher average dues and increased memberships, primarily at centers open less than 37 months. Our number of Access memberships increased 0.6% to 713,138 at June 30, 2013, from 708,585 at June 30, 2012.

•
42.2% was from in-center revenue, which increased $14.5 million, or 8.3%, primarily as a result of a $8.3 million increase in personal training revenue, a $3.9 million increase in sales of our LifeSpa and LifeCafe products and services and a $2.3 million increase in our member activities revenue. Average in-center revenue per Access membership increased to $272 for the six months ended June 30, 2013, from $253 for the six months ended June 30, 2012.

•
(2.7)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. The estimated average membership life is 33 months. Enrollment fees decreased $0.9 million for the six months ended June 30, 2013 to $7.0 million. The revenue recognized from enrollment fees was lower in the first half of 2013 as compared to the first half of 2012 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $7.7 million, or 55.8%, to $21.5 million for the six months ended June 30, 2013, from $13.8 million for the six months ended June 30, 2012. This increase was primarily due to a $6.5 million increase in athletic events and related businesses revenue.
Center operations expenses. Center operations expenses totaled $346.8 million, or 60.1% of total center revenue (or 57.9% of total revenue), for the six months ended June 30, 2013, compared to $327.3 million, or 60.3% of total center revenue (or 58.8% of total revenue), for the six months ended June 30, 2012. This $19.5 million increase primarily consisted of an increase of $12.4 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $20.6 million, or 3.4% of total revenue, for the six months ended June 30, 2013, compared to $20.0 million, or 3.6% of total revenue, for the six months ended June 30, 2012.
General and administrative expenses. General and administrative expenses were $31.1 million, or 5.2% of total revenue, for the six months ended June 30, 2013, compared to $27.6 million, or 4.9% of total revenue, for the six months ended June 30, 2012. This increase of $3.5 million is primarily related to information technology initiatives to support our continued growth.
Other operating expenses. Other operating expenses were $28.1 million for the six months ended June 30, 2013, compared to $21.2 million for the six months ended June 30, 2012. This increase is primarily due to growth in infrastructure and operating costs to support the $7.7 million increase in other revenue.
Depreciation and amortization. Depreciation and amortization was $59.3 million for the six months ended June 30, 2013, compared to $55.8 million for the six months ended June 30, 2012. This increase was primarily due to the depreciation on the three new facilities opened in 2012 and one facility opened in April 2013.
Interest expense, net. Interest expense, net of interest income, was $12.6 million for the six months ended June 30, 2013, compared to $12.8 million for the six months ended June 30, 2012.

Provision for income taxes. The provision for income taxes was $40.0 million for the six months ended June 30, 2013, compared to $36.9 million for the six months ended June 30, 2012. This $3.1 million increase was primarily due to an increase in income before income taxes of $8.4 million. The effective income tax rate for the six months ended June 30, 2013 was 39.5% compared to 39.7% for the six months ended June 30, 2012.
Net income. As a result of the factors described above, net income was $61.3 million, or 10.2% of total revenue, for the six months ended June 30, 2013, compared to $56.0 million, or 10.1% of total revenue, for the six months ended June 30, 2012.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through cash flow provided by operations, various debt arrangements and sales of equity. Our principal liquidity needs have included the development of new centers, debt service requirements, share repurchases and expenditures necessary to maintain and update our existing centers and associated fitness equipment and may include the acquisition and remodeling of centers we acquire from time to time, as well as acquisitions to support our in-center and ancillary businesses. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements primarily with cash flow from operations, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed.
In July 2013, we amended, enlarged and extended our revolving credit facility, previously scheduled to mature in June 2016, now scheduled to mature in July 2018. In February 2013, we obtained a mortgage loan in the original principal amount of $75.0 million on five of our facilities. We expect to use the proceeds from the amended revolving credit facility and the mortgage financing for general corporate purposes, future center expansion and to help fund other growth initiatives.
Our business model operates with negative working capital primarily for two reasons. First, we carry minimal accounts receivable due to our members' monthly membership dues paid by electronic draft. Second, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the revolving credit facility.
As of June 30, 2013, we had total cash and cash equivalents of $13.1 million. We also had $209.2 million available under the existing terms of our revolving credit facility as of June 30, 2013.
The following table summarizes our capital structure as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
	(In thousands)
Debt
Long-term debt	$723,133	$691,867
Current maturities of long-term debt	12,288	12,603
Total debt	735,421	704,470
Shareholders’ Equity
Common stock	858	864
Additional paid-in capital	427,761	447,912
Retained earnings	690,230	628,942
Accumulated other comprehensive loss	(5,120)	(4,801)
Total shareholders’ equity	1,113,729	1,072,917
Total capitalization	$1,849,150	$1,777,387

Operating Activities
Net cash provided by operating activities was $124.5 million for the six months ended June 30, 2013, compared to $142.2 million for the six months ended June 30, 2012. This decrease is primarily due to changes in operating liabilities.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $136.0 million for the six months ended June 30, 2013, compared to $131.0 million for the six months ended June 30, 2012. The increase of $5.0 million was primarily due to an increase in capital expenditures related to new center construction, partially offset by fewer acquisitions.
Our capital expenditures were as follows:

	For the Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash purchases of property and equipment	$137,433	$106,102
Non-cash change in construction accounts payable	14,955	(5,226)
Other non-cash changes to property and equipment	2,175	204
Total capital expenditures	$154,563	$101,080
The following schedule reflects capital expenditures by type of expenditure:

	For the Six Months Ended
	June 30,
	2013	2012
	(In thousands)
New center land and construction	$93,561	$59,727
Maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures	61,002	41,353
Total capital expenditures	$154,563	$101,080
At June 30, 2013, we had purchased the real property for the three large format centers we plan to open in 2013, one of which has opened, and two large format centers we plan to open after 2013, we had entered into a ground lease for one large format center that we plan to open after 2013 and we had entered into a lease for two other format centers that we plan to open after 2013. Construction in progress, including land purchased for future development, totaled $182.1 million and $100.3 million at June 30, 2013 and December 31, 2012, respectively.
We expect our capital expenditures to be approximately $320 million to $350 million in 2013, including approximately $183 million to $213 million in the remaining six months of 2013. Of this approximately $183 million to $213 million, we expect to incur approximately $153 million to $168 million for new center construction and approximately $30 million to $45 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations and our revolving credit facility.

Financing Activities
Financing activities consist primarily of proceeds from long-term debt, repayments of and proceeds from our revolving credit facility, payments on debt obligations and repurchases of common stock.
Net cash provided by financing activities was $9.8 million for the six months ended June 30, 2013 compared to $3.5 million used in financing activities for the six months ended June 30, 2012. This change was primarily due to $75.0 million in mortgage financing obtained during the six months ended June 30, 2013, offset by share repurchases and repayments on our revolving credit facility and other long-term borrowings.
Long-term debt consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires June 2016	$440,500	$454,000
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	96,063	96,909
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $775 including interest at 4.45% to March 2023	73,502	—
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	69,183	70,175
Other	41,141	67,945
Total debt (excluding obligations under capital leases)	720,389	689,029
Obligations under capital leases	15,032	15,441
Total debt	735,421	704,470
Less current maturities	12,288	12,603
Total long-term debt	$723,133	$691,867
Revolving Credit Facility
In July 2013, we amended, enlarged and extended our revolving credit facility. The amount of our revolving credit facility was increased from $660.0 to $860.0 million. We may increase the total amount of the facility up to $1,100.0 million through the exercise of an accordion feature if one or more lenders commit the additional $240.0 million. The term of the facility was extended to July of 2018. As of June 30, 2013, $440.5 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.4%, plus $10.3 million related to letters of credit, leaving $209.2 million available for additional borrowing under the revolving credit facility.
The weighted average interest rate and debt outstanding under the revolving credit facility for the six months ended June 30, 2013 was 2.4% and $388.9 million, respectively. The maximum month-end balance during the six months ended June 30, 2013 was $479.6 million.
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
Other Mortgage Notes Financing and Promissory Note Payable to Lender
During the six months ended June 30, 2013, we prepaid three mortgage notes payable in the amount of $17.8 million using our revolving credit facility. Concurrent with the prepayment, the mortgages were released on the related centers.
During the six months ended June 30, 2013, we prepaid one promissory note payable on certain personal property in the amount of $5.6 million using our revolving credit facility.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of June 30, 2013.
Our primary financial covenants under the revolving credit facility are:

		Actual as of	Actual as of
		June 30,	December 31,
Covenant	Requirement	2013	2012
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.55 to 1.00	2.51 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	2.23 to 1.00	3.00 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	2.89 to 1.00	2.90 to 1.00
The formulas for these covenants are specifically defined in the credit agreement for our revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of June 30, 2013 and December 31, 2012, our net floating rate indebtedness was approximately $276.1 million and $292.4 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the six months ended June 30, 2013, our interest costs would have increased by approximately $1.1 million. If short-term interest rates were to have increased by 100 basis points during the six months ended June 30, 2013, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at June 30, 2013.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Second Quarter 2013

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the ESPP Authorization (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Stock Repurchase Authorization (2)
April 1-30, 2013	—	$—	274,387	$21,552,449
May 1-31, 2013	100,000	$48.57	274,387	$16,694,999
June 1-30, 2013	78,000	$50.64	274,387	$12,745,047
Total	178,000	$49.48	274,387	$12,745,047

(1)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP (the "ESPP Authorization"). From June 2006 through June 30, 2013, we repurchased 225,613 shares pursuant to the ESPP Authorization, of which 13,433 shares were repurchased during 2013. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.

(2)
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time through the open market or privately negotiated transactions (the "Stock Repurchase Authorization"). The Stock Repurchase Authorization terminates when the aggregate repurchase amount totals $60.0 million or at the close of business on August 17, 2013, whichever comes earlier. As of June 30, 2013, 1,054,365 shares have been repurchased under the Stock Repurchase Authorization for $47.3 million. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant's Proxy Statement for its 2013 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 7, 2013.
10.2	Form of 2013 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2013.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
Name: Michael R. Robinson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant's Proxy Statement for its 2013 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 7, 2013.
10.2	Form of 2013 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.