Form 10-Q
period 2013-09-30
LIFE TIME FITNESS, INC.
filed 2013-10-25
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares outstanding of the registrant's common stock as of October 18, 2013 was 42,639,353 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,719	$16,499
Accounts receivable, net	9,834	9,272
Center operating supplies and inventories	30,691	27,240
Prepaid expenses and other current assets	25,545	26,826
Deferred membership origination costs	10,747	11,664
Deferred income taxes	4,037	8,813
Total current assets	100,573	100,314
PROPERTY AND EQUIPMENT, net	2,024,070	1,858,666
RESTRICTED CASH	734	2,087
DEFERRED MEMBERSHIP ORIGINATION COSTS	6,019	6,820
GOODWILL	49,256	37,176
OTHER ASSETS	73,138	67,111
TOTAL ASSETS	$2,253,790	$2,072,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,469	$12,603
Accounts payable	28,890	32,140
Construction accounts payable	51,820	25,208
Accrued expenses	66,528	63,333
Deferred revenue	33,362	34,753
Total current liabilities	195,069	168,037
LONG-TERM DEBT, net of current portion	774,323	691,867
DEFERRED RENT LIABILITY	24,858	22,490
DEFERRED INCOME TAXES	91,232	95,509
DEFERRED REVENUE	6,057	6,840
OTHER LIABILITIES	21,216	14,514
Total liabilities	1,112,755	999,257
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 42,654,601 and 43,149,434 shares issued and outstanding, respectively	854	864
Additional paid-in capital	420,557	447,912
Retained earnings	724,616	628,942
Accumulated other comprehensive loss	(4,992)	(4,801)
Total shareholders’ equity	1,141,035	1,072,917
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,253,790	$2,072,174
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUE:
Membership dues	$195,657	$187,568	$576,847	$547,933
Enrollment fees	3,598	3,859	10,567	11,742
In-center revenue	97,234	90,543	286,480	265,277
Total center revenue	296,489	281,970	873,894	824,952
Other revenue	19,522	12,903	40,972	26,672
Total revenue	316,011	294,873	914,866	851,624
OPERATING EXPENSES:
Center operations	180,431	169,521	527,191	496,790
Advertising and marketing	9,758	8,826	30,346	28,871
General and administrative	14,531	13,631	45,600	41,190
Other operating	18,479	14,091	46,538	35,243
Depreciation and amortization	29,956	29,396	89,235	85,217
Total operating expenses	253,155	235,465	738,910	687,311
Income from operations	62,856	59,408	175,956	164,313
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(6,436)	(6,510)	(18,999)	(19,332)
Equity in earnings of affiliate	379	375	1,103	1,143
Total other income (expense)	(6,057)	(6,135)	(17,896)	(18,189)
INCOME BEFORE INCOME TAXES	56,799	53,273	158,060	146,124
PROVISION FOR INCOME TAXES	22,413	21,129	62,386	58,016
NET INCOME	$34,386	$32,144	$95,674	$88,108

BASIC EARNINGS PER COMMON SHARE	$0.83	$0.77	$2.31	$2.13
DILUTED EARNINGS PER COMMON SHARE	$0.83	$0.77	$2.30	$2.10
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	41,307	41,484	41,353	41,370
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	41,613	41,881	41,606	41,885

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$34,386	$32,144	$95,674	$88,108
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of taxes of $(251), $81, $872 and $69, respectively	$349	$(108)	$(1,357)	$(72)
Unrealized gains (losses) on cash flow hedges, net of taxes of $147, $434, $(778) and $1,416, respectively	(221)	(650)	1,167	(2,125)
Other comprehensive income (loss), net of tax:	128	(758)	(190)	(2,197)
COMPREHENSIVE INCOME	$34,514	$31,386	$95,484	$85,911

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,674	$88,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,235	85,217
Deferred income taxes	(583)	(4,387)
(Gain) loss on disposal of property and equipment, net	(100)	1,231
Gain on land held for sale	—	(196)
Amortization of deferred financing costs	1,635	1,504
Share-based compensation	9,410	10,862
Excess tax benefit related to share-based compensation	(6,575)	(9,138)
Changes in operating assets and liabilities	2,726	30,429
Other	(659)	(769)
Net cash provided by operating activities	190,763	202,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(224,542)	(164,556)
Acquisitions, net of cash acquired	(13,102)	(28,984)
Proceeds from sale of property and equipment	1,116	673
Proceeds from sale of land held for sale	—	1,758
Proceeds from property insurance settlements	177	901
Increase in other assets	(1,022)	(94)
Decrease in restricted cash	1,353	376
Net cash used in investing activities	(236,020)	(189,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	125,000	—
Repayments of long-term borrowings	(31,773)	(5,094)
Repayments of revolving credit facility, net	(7,150)	(16,000)
Increase in deferred financing costs	(4,213)	(306)
Excess tax benefit related to share-based compensation	6,575	9,138
Proceeds from stock option exercises	1,563	2,088
Proceeds from employee stock purchase plan	1,074	999
Stock purchased for employee stock purchase plan	(1,309)	(1,290)
Repurchases of common stock	(40,272)	—
Net cash provided by (used in) financing activities	49,495	(10,465)
Effect of exchange rates on cash and cash equivalents	(1,018)	(1,332)
INCREASE IN CASH AND CASH EQUIVALENTS	3,220	1,138
CASH AND CASH EQUIVALENTS – Beginning of period	16,499	7,487
CASH AND CASH EQUIVALENTS – End of period	$19,719	$8,625
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
Stock Option and Incentive Plans
We have four share-based compensation plans: the Life Time Fitness, Inc. 1998 Stock Option Plan (the “1998 Plan”); the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”); the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make grants under the 1998 Plan and the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of September 30, 2013, there were 1,149,485 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of September 30, 2013, we had granted a total of 5,587,165 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 221,668 shares were outstanding and vested, and a total of 4,740,571 restricted shares were granted, of which 1,517,185 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors. We use the term "vest" to define the lapse of vesting restrictions on restricted shares.
Total share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Share-based compensation expense related to restricted shares	$3,094	$3,520	$9,320	$10,772
Share-based compensation expense related to ESPP	30	30	90	90
Total share-based compensation expense	$3,124	$3,550	$9,410	$10,862

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,069,168	$36.55
Granted	328,550	$41.94
Canceled	(10,995)	$34.63
Vested	(817,688)	$24.55
Outstanding at March 31, 2013	1,569,035	$43.95
Granted	25,406	$47.58
Canceled	(39,476)	$43.40
Vested	(31,809)	$39.54
Outstanding at June 30, 2013	1,523,156	$44.11
Granted	9,150	$48.77
Canceled	(6,375)	$42.70
Vested	(8,746)	$41.99
Outstanding at September 30, 2013	1,517,185	$44.16

During the nine months ended September 30, 2013 and 2012, we issued 363,106 and 1,039,526 shares of restricted stock, respectively, with an aggregate grant date fair value of $15.4 million and $49.2 million, respectively. The grant date fair value of restricted shares that vested during the nine months ended September 30, 2013 and 2012 was $21.7 million and $19.1 million, respectively. The total value of each restricted stock grant, based on the fair value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of September 30, 2013, there was $29.4 million of unrecognized compensation expense related to restricted stock that is expected to vest. We plan to recognize this amount over a weighted average period of 2.4 years.
Special 2012 Long-Term Performance-Based Restricted Stock Grant
In May 2012, the Compensation Committee of our Board of Directors approved the grant of 598,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted earnings per share ("EPS") and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. In July and August 2012, an additional 40,500 and 20,000 shares, respectively, of long-term performance-based restricted stock were granted to members of management using the same cumulative diluted EPS and ROIC targets and vesting schedule. These shares are included in the overall number of restricted shares granted in 2012.
The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. The ROIC target is measured in the last year of the applicable performance period. If the specified cumulative diluted EPS and ROIC targets are both met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are both met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. For example, if the 2015 performance targets were satisfied and 50% of the shares vested, the remaining 50% of the restricted shares will vest if the 2016 performance targets were satisfied. If the 2015 performance targets were not satisfied, but the 2016 performance targets are both met, 100% of the restricted shares will vest. In the event that we do not achieve both of the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. As of September 30, 2013, 651,500 shares were still outstanding and unvested. A maximum of $29.9 million of compensation expense could be recognized under this grant if all cumulative diluted EPS and ROIC targets are met.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

We consider the specific cumulative diluted EPS and ROIC targets to be competitively sensitive information during the performance period. However, the Compensation Committee set the cumulative diluted EPS targets at 1.5 times the compound annual growth rate under our then-current long range plan and the ROIC targets at 1.1 times the ROIC under our then-current long range plan. We do not believe that achievement of the cumulative diluted EPS and the ROIC targets are currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the nine months ended September 30, 2013. If all of the targets had been considered probable at September 30, 2013, we would have recognized $10.2 million of non-cash performance share-based compensation expense during the nine months ended September 30, 2013. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment would be recorded and the remaining compensation expense would be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period. If we later determine that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants would be met, no further compensation expense would be recognized and any previously recognized compensation expense would be reversed. In accordance with the related accounting guidance, none of the unvested restricted shares were included in our share count since the date of grant.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	291,510	$24.96	2.0	$7,073
Exercised	(40,675)	$21.44
Canceled	—	$—
Outstanding at March 31, 2013	250,835	$25.53	1.8	$4,441
Exercised	(8,967)	$26.33
Canceled	(1,600)	$8.00
Outstanding at June 30, 2013	240,268	$25.62	1.6	$5,886
Exercised	(18,600)	$24.47
Canceled	—	$—
Outstanding at September 30, 2013	221,668	$25.72	1.3	$5,709
Vested at September 30, 2013	221,668	$25.72	1.3	$5,709
No stock options have been granted since 2007. As of September 30, 2013, there was no unrecognized compensation expense related to stock options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $1.6 million and $3.1 million, respectively.
Our net cash proceeds from the exercise of stock options were $1.6 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. The excess income tax benefit realized from stock option exercises and restricted stock vesting was $6.6 million and $9.1 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

day of the purchase period, as defined. The current purchase period for employees under the ESPP began July 1, 2013 and ends December 31, 2013. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the nine months ended September 30, 2013, $1.1 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,260,727 shares of common stock available for purchase under the ESPP as of September 30, 2013.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP. During the nine months ended September 30, 2013, we repurchased 27,093 shares for approximately $1.3 million. As of September 30, 2013, there were 260,727 remaining shares authorized to be repurchased for this purpose.
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time. During the nine months ended September 30, 2013, we repurchased 682,634 shares under this program for approximately $31.0 million. This authorization terminated in August 2013 with the authorization of a new share repurchase program.
In August 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on August 16, 2015, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During the nine months ended September 30, 2013, we repurchased 186,701 shares under this program for approximately $9.3 million. As of September 30, 2013, there was $190.7 million remaining authorized under this program.
3.    Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 0 and 15,540 for the three months ended September 30, 2013 and 2012, respectively, and 2,477 for both the nine months ended September 30, 2013 and 2012.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$34,386	$32,144	$95,674	$88,108
Weighted average number of common shares outstanding – basic	41,307	41,484	41,353	41,370
Effect of dilutive stock options	95	122	87	122
Effect of dilutive restricted stock awards	211	275	166	393
Weighted average number of common shares outstanding – diluted	41,613	41,881	41,606	41,885
Basic earnings per common share	$0.83	$0.77	$2.31	$2.13
Diluted earnings per common share	$0.83	$0.77	$2.30	$2.10

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

4.	Operating Segment
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment. Each of the centers has similar economic characteristics, services, product offerings and customers, and in-center revenues are derived primarily from services to our members. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, complement the operations of the centers. Our chief operating decision maker, our Chief Executive Officer, uses EBITDA (net income plus interest expense, net, provision for income taxes and depreciation and amortization) as the primary measure of operating segment performance.
The following table presents revenue for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Membership dues	$195,657	$187,568	$576,847	$547,933
Enrollment fees	3,598	3,859	10,567	11,742
Personal training	46,095	42,138	138,903	126,675
Other in-center revenue	51,139	48,405	147,577	138,602
Total center revenue	296,489	281,970	873,894	824,952
Other revenue	19,522	12,903	40,972	26,672
Total revenue	$316,011	$294,873	$914,866	$851,624

5.	Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Nine Months Ended
	September 30,
	2013	2012
Accounts receivable, net	$(657)	$(2,566)
Income tax receivable	—	5,022
Center operating supplies and inventories	(3,458)	(5,008)
Prepaid expenses and other current assets	4,180	(443)
Deferred membership origination costs	1,718	340
Accounts payable	(3,585)	4,036
Accrued expenses	8,604	25,618
Deferred revenue	(6,762)	547
Deferred rent liability	2,384	2,382
Other liabilities	302	501
Changes in operating assets and liabilities	$2,726	$30,429

We made cash payments for income taxes of $54.3 million and $45.0 million for the nine months ended September 30, 2013 and 2012, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

We made cash payments for interest, net of capitalized interest, of $16.9 million and $17.8 million for the nine months ended September 30, 2013 and 2012, respectively. Capitalized interest was $2.0 million and $0.7 million for the same periods.
Construction accounts payable was $51.8 million and $17.2 million at September 30, 2013 and 2012, respectively.

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
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. EBITDAR is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes, depreciation and amortization and rent expense. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of September 30, 2013, the $2.5 million fair value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $4.1 million gross fair value of the swap contract was included in long-term debt.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. No ineffectiveness was experienced in the interest rate swap during the nine months ended September 30, 2013. The amendment of our credit facility (see Note 11) did not impact our interest rate swap or the effectiveness of the hedge. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.

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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing LIBOR interest rates, LIBOR yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
	Total	Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
September 30, 2013	$4,108	$—	$4,108	$—
Interest rate swap liability as of
December 31, 2012	$6,052	$—	$6,052	$—
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
We had no remeasurements of such assets or liabilities to fair value during the nine months ended September 30, 2013 or September 30, 2012.

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
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3). The fair value estimates presented are based on information available to us as of September 30, 2013. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate debt	$490,936	$492,192	$396,591	$403,659
Obligations under capital leases	15,083	15,251	15,441	15,582
Floating-rate debt	282,773	282,773	292,437	292,437
Total	$788,792	$790,216	$704,469	$711,678

10.	Changes in Accumulated Other Comprehensive Income by Component
The following table presents information about accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013 (net of tax):

	Gains (Losses) on Cash Flows Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(3,631)	$(1,170)	$(4,801)
Other comprehensive income	321	(584)	(263)
Balance at March 31, 2013	(3,310)	(1,754)	(5,064)
Other comprehensive income	1,067	(1,123)	(56)
Balance at June 30, 2013	(2,243)	(2,877)	(5,120)
Other comprehensive income	(221)	349	128
Balance at September 30, 2013	$(2,464)	$(2,528)	$(4,992)

11.	Long-Term Debt
Effective July 31, 2013, we entered into the 2nd Amendment to the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association, as administrative agent and lender, and other lenders from time to time a party thereto. The material amendments to the Credit Agreement were (i) an increase to the amount of the revolving credit facility from $660.0 million to $760.0 million and a new $100.0 million term loan and (ii) an extension of the term of the facility to July 31, 2018. The revolving credit facility may be increased by an additional $240.0 million upon the exercise of an accordion feature if one or more lenders commit the additional $240.0 million. The term loan dated July 31, 2013 amortizes at the rate of 5.0% of the original term loan amount on

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

an annual basis. The facility remains floating rate with a spread over LIBOR or Prime. The spreads under the leverage-based pricing grid in the facility remain unchanged, as do the financial covenant ratio thresholds.
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
On August 23, 2013, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $50.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by three properties and matures in September 2026. Interest on the amounts borrowed is 4.48% per annum, with a constant monthly debt service payment of $0.4 million.

12.	Goodwill and Intangible Assets
The change in the carrying amount of goodwill is as follows:

Balance at December 31, 2012	$37,176
Goodwill acquired	12,080
Balance at September 30, 2013	$49,256
The goodwill acquired during the nine months ended September 30, 2013 is primarily related to the acquisition of certain athletic events. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed.
The following table summarizes the changes in our gross intangible balance during the nine months ended September 30, 2013:

Balance at December 31, 2012	$28,531
Trade/brand names acquired	5,347
Balance at September 30, 2013	$33,878
The trade/brand names acquired during the nine months ended September 30, 2013 are primarily related to the acquisition of certain athletic events. At September 30, 2013, intangible assets consisted of the following:

	Gross	Accumulated Amortization	Net
Leasehold rights	$6,392	$1,324	$5,068
Trade/brand names	15,479	885	14,594
Curriculum- and technology-based intangibles	6,595	1,146	5,449
Customer relationships	5,412	812	4,600
Total intangible assets	$33,878	$4,167	$29,711
Of the trade/brand names acquired during the nine months ended September 30, 2013, approximately $5.1 million have indefinite useful lives. The remaining $0.2 million of the acquired trade/brand names have a useful life of 10 years. Amortization expense for intangible assets was $1.5 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. Among these factors are attracting and retaining members, risks related to our debt levels and debt covenants, the ability to access our existing credit facility and obtain additional financing, strains on our business from continued and future growth, including potential acquisitions and other strategic initiatives, risks related to maintenance and security of our data, potential recognition of compensation expense related to performance-based stock grants, competition from other health and fitness centers, identifying and acquiring suitable sites for new centers, delays in opening new centers and other factors set forth in the risk factor section of our annual report on Form 10-K filed with the SEC.
We caution investors not to place undue reliance on any such forward-looking statements, which speak only as of the date on which such statements were made. We undertake no obligation to update such statements to reflect events or circumstances arising after such date.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of October 25, 2013, we operated 107 centers primarily in residential locations across 29 markets in 23 states and one Canadian province under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands.
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
As we grow our presence in existing markets by opening new centers, we expect to attract some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the three new large format centers we plan to open in 2013, two of which are already open, two will be in existing markets. We do not expect that operating costs of our planned new centers will be significantly higher than centers opened in the past, and we also do not expect that the planned increase in the number of centers will have a material adverse effect on the overall financial condition or results of operations of existing centers. We expect both the addition of pre-opening expenses and the lower revenue volumes characteristic of newly-opened centers to affect our center operating margins at these new centers and on a consolidated basis.
We define memberships in two ways: Access memberships and Non-Access memberships. The Non-Access membership is designed for members who do not have access to a center or have minimal access to a center, but still want to maintain certain member benefits. As of September 30, 2013, we had 801,851 total memberships, including 695,923 Access memberships and 105,928 Non-Access memberships.
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
Attrition for the three months ended September 30, 2013 was 9.5% compared to 9.0% for the three months ended September 30, 2012. Attrition for the trailing 12-months ended September 30, 2013, was 35.0% compared to 32.9% for the trailing 12-months at September 30, 2012. The increase in the trailing 12-months attrition rate was driven primarily by growth in Non-Access membership terminations and membership pricing adjustments.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (63.1% of total revenue for the nine months ended September 30, 2013, compared to 64.3% for the nine months ended September 30, 2012) and enrollment fees (1.1% of total revenue for the nine months ended September 30, 2013, down from 1.4% for the nine months ended September 30, 2012). We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (31.3% of total revenue for the nine months ended September 30, 2013, up from 31.2% for the nine months ended September 30, 2012), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our cafés, sales of products and services offered at our spas and tennis programs.

•
Third, we have expanded the LIFE TIME FITNESS® brand into other health and wellness-related offerings that generate revenue, which we refer to as other revenue or ancillary businesses (4.5% of total revenue for the nine months ended September 30, 2013, up from 3.1% for the nine months ended September 30, 2012), including media, athletic events and related services, which includes our race registration and timing businesses, our health promotion programs and training and certification programs. Our primary media offering is our magazine, Experience Life®.

We have five primary sources of operating expenses:

•
Center operations expenses (57.6% of total revenue for the nine months ended September 30, 2013, down from 58.4% for the nine months ended September 30, 2012) consist primarily of salaries, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•
Advertising and marketing expenses (3.3% of total revenue for the nine months ended September 30, 2013, down from from 3.4% for the nine months ended September 30, 2012) consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our ancillary businesses.

•
General and administrative expenses (5.0% of total revenue for the nine months ended September 30, 2013, up from 4.8% for the nine months ended September 30, 2012) include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•
Other operating expenses (5.1% of total revenue for the nine months ended September 30, 2013, up from 4.1% for the nine months ended September 30, 2012) include the costs associated with our media, health and athletic events businesses and other corporate expenses, as well as gains or losses on our disposal of assets.

•
Depreciation and amortization (9.8% of total revenue for the nine months ended September 30, 2013, down from 10.0% for the nine months ended September 30, 2012) are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in presale activities and the performance of our in-center and ancillary businesses.
Our primary capital expenditures relate to the construction of new centers and updating and maintaining our existing centers. The land acquisition, construction and equipment costs for a current model center can vary considerably based on location, variability in land cost, the cost of construction labor and the size or amenities of the center, including the addition of tennis facilities, an expanded gymnasium or other facilities. We perform maintenance and make improvements on our centers and equipment throughout each year. We conduct a more thorough remodeling project at each center approximately every four to six years.
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

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUE:
Membership dues	61.9%	63.6%	63.1%	64.3%
Enrollment fees	1.1	1.3	1.1	1.4
In-center revenue	30.8	30.7	31.3	31.2
Total center revenue	93.8	95.6	95.5	96.9
Other revenue	6.2	4.4	4.5	3.1
Total revenue	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	57.1	57.5	57.6	58.4
Advertising and marketing	3.1	3.0	3.3	3.4
General and administrative	4.6	4.6	5.0	4.8
Other operating	5.8	4.8	5.1	4.1
Depreciation and amortization	9.5	10.0	9.8	10.0
Total operating expenses	80.1	79.9	80.8	80.7
Income from operations (operating profit)	19.9	20.1	19.2	19.3
OTHER INCOME (EXPENSE):
Interest expense, net	(2.0)	(2.2)	(2.1)	(2.2)
Equity in earnings of affiliate	0.1	0.1	0.1	0.1
Total other income (expense)	(1.9)	(2.1)	(2.0)	(2.1)
INCOME BEFORE INCOME TAXES	18.0	18.0	17.2	17.2
PROVISION FOR INCOME TAXES	7.1	7.1	6.8	6.9
NET INCOME	10.9%	10.9%	10.4%	10.3%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	4.2%	4.1%	4.2%	4.6%
Same-center revenue growth (open 37 months or longer) (1)	3.4%	3.1%	3.4%	3.9%
Average center revenue per Access membership (2)	$421	$403	$1,243	$1,182
Average in-center revenue per Access membership (3)	$140	$131	$412	$385
Trailing 12-month attrition rate (4)	35.0%	32.9%	35.0%	32.9%
Quarterly attrition rate (5)	9.5%	9.0%	N/A	N/A
EBITDA (in thousands) (6)	$93,191	$89,179	$266,294	$250,673
EBITDA margin (7)	29.5%	30.2%	29.1%	29.4%
EBITDAR (in thousands) (6)	$103,497	$98,866	$296,027	$279,626
EBITDAR margin (8)	32.8%	33.5%	32.4%	32.8%
Capital expenditures (in thousands) (9)	$87,109	$58,454	$224,542	$164,556
Free cash flow (in thousands) (10)	$(20,800)	$2,217	$(33,779)	$38,305

Results of Operations (continued)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating data (end of period) (11):
Centers open	107	105	107	105
Center square footage (12)	10,119,196	9,901,108	10,119,196	9,901,108
Memberships:
Access memberships	695,923	695,271	695,923	695,271
Non-Access memberships	105,928	100,831	105,928	100,831
Total memberships	801,851	796,102	801,851	796,102

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

(4)
Trailing 12-month attrition rate (or annual attrition rate) is calculated as follows: total membership terminations (Access and Non-Access) for the trailing 12 months divided into the average beginning month total membership (Access and Non-Access) balance for the trailing 12 months.

(5)
Quarterly attrition rate is calculated as follows: total membership terminations for the quarter divided into the average beginning month total membership (Access and Non-Access) balance for the quarter.

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$34,386	$32,144	$95,674	$88,108
Interest expense, net	6,436	6,510	18,999	19,332
Provision for income taxes	22,413	21,129	62,386	58,016
Depreciation and amortization	29,956	29,396	89,235	85,217
EBITDA	$93,191	$89,179	$266,294	$250,673
Rent expense	10,306	9,687	29,733	28,953
EBITDAR	$103,497	$98,866	$296,027	$279,626

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

(9)
Capital expenditures represent investments in our new centers, costs related to updating and maintaining our existing centers and other infrastructure investments. For purposes of deriving capital expenditures from our cash flows statement, capital expenditures include our purchases of property and equipment, excluding purchases of property and equipment in accounts payable at period-end; property and equipment purchases financed through notes payable and capital lease obligations; and non-cash share-based compensation capitalized to projects under development.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$66,309	$60,671	$190,763	$202,861
Less: Purchases of property and equipment	(87,109)	(58,454)	(224,542)	(164,556)
Free cash flow	$(20,800)	$2,217	$(33,779)	$38,305

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Total revenue. Total revenue increased $21.1 million, or 7.2%, to $316.0 million for the three months ended September 30, 2013, from $294.9 million for the three months ended September 30, 2012.
Total center revenue grew $14.5 million, or 5.1%, to $296.5 million for the three months ended September 30, 2013, from $282.0 million for the three months ended September 30, 2012. Of the $14.5 million increase in total center revenue,

•
55.7% was from membership dues, which increased $8.1 million, or 4.3%, due to higher average dues and increased memberships, primarily at centers open less than 37 months. Our number of Access memberships increased 0.1% to 695,923 at September 30, 2013, from 695,271 at September 30, 2012.

•
46.1% was from in-center revenue, which increased $6.7 million, or 7.4%, primarily as a result of a $4.0 million increase in personal training revenue and a $1.5 million increase our member activities revenue. Average in-center revenue per Access membership increased 6.6% to $140 for the three months ended September 30, 2013, from $131 for the three months ended September 30, 2012.

•
(1.8)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. The estimated average membership life is 33 months. Enrollment fees decreased $0.3 million for the three months ended September 30, 2013 to $3.6 million. The revenue recognized from enrollment fees was lower in the third quarter of 2013 as compared to the third quarter of 2012 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $6.6 million, or 51.3%, to $19.5 million for the three months ended September 30, 2013, from $12.9 million for the three months ended September 30, 2012. This increase was primarily due to a $5.6 million increase in athletic events and related businesses revenue.
Center operations expenses. Center operations expenses totaled $180.4 million, or 60.9% of total center revenue (or 57.1% of total revenue), for the three months ended September 30, 2013, compared to $169.5 million, or 60.1% of total center revenue (or 57.5% of total revenue), for the three months ended September 30, 2012. This $10.9 million increase primarily consisted of an increase of $6.2 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers, and an increase of $1.8 million in presale related costs. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $9.8 million, or 3.1% of total revenue, for the three months ended September 30, 2013, compared to $8.8 million, or 3.0% of total revenue, for the three months ended September 30, 2012.
General and administrative expenses. General and administrative expenses were $14.5 million, or 4.6% of total revenue, for the three months ended September 30, 2013, compared to $13.6 million, or 4.6% of total revenue, for the three months ended September 30, 2012. This increase of $0.9 million is primarily related to information technology initiatives to support our continued growth.
Other operating expenses. Other operating expenses were $18.5 million for the three months ended September 30, 2013, compared to $14.1 million for the three months ended September 30, 2012. This increase is primarily due to growth in infrastructure and operating costs to support the $6.6 million increase in other revenue.
Depreciation and amortization. Depreciation and amortization was $30.0 million for the three months ended September 30, 2013, compared to $29.4 million for the three months ended September 30, 2012. This increase was primarily due to the depreciation on two new facilities opened in the first nine months of 2013.
Interest expense, net. Interest expense, net of interest income, was $6.4 million for the three months ended September 30, 2013, compared to $6.5 million for the three months ended September 30, 2012.
Provision for income taxes. The provision for income taxes was $22.4 million for the three months ended September 30, 2013, compared to $21.1 million for the three months ended September 30, 2012. This $1.3 million increase was primarily due to an increase in income before income taxes of $3.5 million. The effective income tax rate for the three months ended September 30, 2013 was 39.5% compared to 39.7% for the three months ended September 30, 2012.
Net income. As a result of the factors described above, net income was $34.4 million, or 10.9% of total revenue, for the three months ended September 30, 2013, compared to $32.1 million, or 10.9% of total revenue, for the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Total revenue. Total revenue increased $63.3 million, or 7.4%, to $914.9 million for the nine months ended September 30, 2013, from $851.6 million for the nine months ended September 30, 2012.
Total center revenue grew $48.9 million, or 5.9%, to $873.9 million for the nine months ended September 30, 2013, from $825.0 million for the nine months ended September 30, 2012. Of the $48.9 million increase in total center revenue,

•
59.1% was from membership dues, which increased $28.9 million, or 5.3%, due to higher average dues and increased memberships, primarily at centers open less than 37 months. Our number of Access memberships increased 0.1% to 695,923 at September 30, 2013, from 695,271 at September 30, 2012.

•
43.3% was from in-center revenue, which increased $21.2 million, or 8.0%, primarily as a result of a $12.2 million increase in personal training revenue, a $5.3 million increase in sales of our LifeSpa and LifeCafe products and services and a $3.8 million increase in our member activities revenue. Average in-center revenue per Access membership increased to $412 for the nine months ended September 30, 2013, from $385 for the nine months ended September 30, 2012.

•
(2.4)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. The estimated average membership life is 33 months. Enrollment fees decreased $1.1 million for the nine months ended September 30, 2013 to $10.6 million. The revenue recognized from enrollment fees was lower in the first half of 2013 as compared to the first half of 2012 primarily due to lower total enrollment fees over the deferral period.

Other revenue increased $14.3 million, or 53.6%, to $41.0 million for the nine months ended September 30, 2013, from $26.7 million for the nine months ended September 30, 2012. This increase was primarily due to a $12.2 million increase in athletic events and related businesses revenue.
Center operations expenses. Center operations expenses totaled $527.2 million, or 60.3% of total center revenue (or 57.6% of total revenue), for the nine months ended September 30, 2013, compared to $496.8 million, or 60.2% of total center revenue (or 58.4% of total revenue), for the nine months ended September 30, 2012. This $30.4 million increase primarily consisted of an increase of $18.6 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $30.3 million, or 3.3% of total revenue, for the nine months ended September 30, 2013, compared to $28.9 million, or 3.4% of total revenue, for the nine months ended September 30, 2012.
General and administrative expenses. General and administrative expenses were $45.6 million, or 5.0% of total revenue, for the nine months ended September 30, 2013, compared to $41.2 million, or 4.8% of total revenue, for the nine months ended September 30, 2012. This increase of $4.4 million is primarily related to information technology initiatives to support our continued growth.
Other operating expenses. Other operating expenses were $46.5 million for the nine months ended September 30, 2013, compared to $35.2 million for the nine months ended September 30, 2012. This increase is primarily due to growth in infrastructure and operating costs to support the $14.3 million increase in other revenue.

Depreciation and amortization. Depreciation and amortization was $89.2 million for the nine months ended September 30, 2013, compared to $85.2 million for the nine months ended September 30, 2012. This increase was primarily due to the depreciation on the three new facilities opened in 2012 and two new facilities opened in the first nine months of 2013.
Interest expense, net. Interest expense, net of interest income, was $19.0 million for the nine months ended September 30, 2013, compared to $19.3 million for the nine months ended September 30, 2012.
Provision for income taxes. The provision for income taxes was $62.4 million for the nine months ended September 30, 2013, compared to $58.0 million for the nine months ended September 30, 2012. This $4.4 million increase was primarily due to an increase in income before income taxes of $12.0 million. The effective income tax rate for the nine months ended September 30, 2013 was 39.5% compared to 39.7% for the nine months ended September 30, 2012.
Net income. As a result of the factors described above, net income was $95.7 million, or 10.4% of total revenue, for the nine months ended September 30, 2013, compared to $88.1 million, or 10.3% of total revenue, for the nine months ended September 30, 2012.
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
In July 2013, we amended, enlarged and extended our revolving credit facility, previously scheduled to mature in June 2016, now scheduled to mature in July 2018. In February 2013, we obtained a mortgage loan in the original principal amount of $75.0 million on five of our facilities. In August 2013, we obtained a mortgage loan in the original principal amount of $50.0 million on three of our facilities. We expect to use the proceeds from the amended revolving credit facility and the mortgage financings for general corporate purposes, future center expansion and to help fund other growth initiatives.
Our business model operates with negative working capital primarily for two reasons. First, we carry minimal accounts receivable due to our members' monthly membership dues paid by electronic draft. Second, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the revolving credit facility.
As of September 30, 2013, we had total cash and cash equivalents of $19.7 million. We also had $402.8 million available under the existing terms of our revolving credit facility as of September 30, 2013.

The following table summarizes our capital structure as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
	(In thousands)
Debt
Long-term debt	$774,323	$691,867
Current maturities of long-term debt	14,469	12,603
Total debt	788,792	704,470
Shareholders’ Equity
Common stock	854	864
Additional paid-in capital	420,557	447,912
Retained earnings	724,616	628,942
Accumulated other comprehensive loss	(4,992)	(4,801)
Total shareholders’ equity	1,141,035	1,072,917
Total capitalization	$1,929,827	$1,777,387

Operating Activities
Net cash provided by operating activities was $190.8 million for the nine months ended September 30, 2013, compared to $202.9 million for the nine months ended September 30, 2012. This decrease is primarily due to changes in operating liabilities.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $236.0 million for the nine months ended September 30, 2013, compared to $189.9 million for the nine months ended September 30, 2012. The increase of $46.1 million was primarily due to an increase in capital expenditures related to new center construction, partially offset by fewer acquisitions.
Our capital expenditures were as follows:

	For the Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash purchases of property and equipment	$224,542	$164,556
Non-cash change in construction accounts payable	26,612	(4,696)
Other non-cash changes to property and equipment	2,195	7,358
Total capital expenditures	$253,349	$167,218

The following schedule reflects capital expenditures by type of expenditure:

	For the Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
New center land and construction	$168,100	$90,278
Maintenance of existing facilities, remodels of acquired centers and corporate capital expenditures	85,249	76,940
Total capital expenditures	$253,349	$167,218
At September 30, 2013, we had purchased the real property for the three large format centers we plan to open in 2013, two of which have opened, and three large format centers we plan to open after 2013, we had entered into a ground lease for one large format center that we plan to open after 2013 and we had entered into leases for two other format centers that we plan to open after 2013. Construction in progress, including land purchased for future development, totaled $218.7 million and $100.3 million at September 30, 2013 and December 31, 2012, respectively.
We expect our cash capital expenditures to be approximately $320 million to $350 million in 2013, including approximately $95 million to $125 million in the remaining three months of 2013. Of this approximately $95 million to $125 million, we expect to incur approximately $85 million to $105 million for new center construction and approximately $10 million to $20 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations and our revolving credit facility.
Financing Activities
Financing activities consist primarily of proceeds from long-term debt, repayments of and proceeds from our revolving credit facility, payments on debt obligations and repurchases of common stock.
Net cash provided by financing activities was $49.5 million for the nine months ended September 30, 2013 compared to $10.5 million used in financing activities for the nine months ended September 30, 2012. This change was primarily due to $125.0 million in mortgage financing obtained during the nine months ended September 30, 2013, offset by share repurchases and repayments on our revolving credit facility and other long-term borrowings.

Long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires July 2018	$446,850	$454,000
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	95,646	96,909
Mortgage notes payable with monthly interest and principal payments totaling $775 including interest at 4.45% to March 2023	71,988	—
Mortgage notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	68,687	70,175
Mortgage notes payable with monthly interest and principal payments totaling $423 including interest at 4.48% to September 2026	50,000	—
Other	40,538	67,945
Total debt (excluding obligations under capital leases)	773,709	689,029
Obligations under capital leases	15,083	15,441
Total debt	788,792	704,470
Less current maturities	14,469	12,603
Total long-term debt	$774,323	$691,867
Revolving Credit Facility
In July 2013, we amended, enlarged and extended our revolving credit facility. The amount of our revolving credit facility was increased from $660.0 million to $760.0 million and a new $100.0 million term loan was added. We may increase the facility by an additional $240.0 million through the exercise of an accordion feature if one or more lenders commit the additional $240.0 million. The term of the facility was extended to July of 2018.
As of September 30, 2013, $446.9 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.4%, plus $10.3 million related to letters of credit, leaving $402.8 million available for additional borrowing under the revolving credit facility. The weighted average interest rate and debt outstanding under the revolving credit facility for the nine months ended September 30, 2013 was 2.4% and $399.1 million, respectively. The maximum month-end balance during the nine months ended September 30, 2013 was $479.6 million.
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
Other Financing
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
On August 23, 2013, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $50.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by three properties and matures in September 2026. Interest on the amounts borrowed is 4.48% per annum, with a constant monthly debt service payment of $0.4 million.

During the nine months ended September 30, 2013, we prepaid three mortgage notes payable in the amount of $17.8 million using our revolving credit facility. Concurrent with the prepayment, the mortgages were released on the related centers.
During the nine months ended September 30, 2013, we prepaid one promissory note payable on certain personal property in the amount of $5.6 million using our revolving credit facility.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of September 30, 2013.
Our primary financial covenants under the revolving credit facility are:

		Actual as of	Actual as of
		September 30,	December 31,
Covenant	Requirement	2013	2012
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.66 to 1.00	2.51 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.68 to 1.00	3.00 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	2.95 to 1.00	2.90 to 1.00
The formulas for these covenants are specifically defined in the credit agreement for our revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of September 30, 2013 and December 31, 2012, our net floating rate indebtedness was approximately $282.8 million and $292.4 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the nine months ended September 30, 2013, our interest costs would have increased by approximately $1.8 million. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2013, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2013.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Third Quarter 2013

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the ESPP Authorization (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Stock Repurchase Authorization (2)
July 1-31, 2013	13,660	$54.21	260,727	$12,745,047
August 1-31, 2013	88,300	$52.43	260,727	$198,211,595
September 1-30, 2013	151,701	$49.35	260,727	$190,724,977
Total	253,661	$50.68	260,727	$190,724,977

(1)
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP (the "ESPP Authorization"). From June 2006 through September 30, 2013, we repurchased 239,273 shares pursuant to the ESPP Authorization, of which 27,093 shares were repurchased during 2013. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.

(2)
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions (the "Stock Repurchase Authorization") through it's expiration date, August 17, 2013. As of September 30, 2013, a total of 1,107,665 shares were repurchased under this program for $50.1 million. During the nine months ended September 30, 2013, 682,634 shares were repurchased for $31.0 million. The shares repurchased were purchased in the open market and, upon repurchase, became unissued shares of our common stock. This authorization terminated on August 15, 2013 with the authorization of a new share repurchase program.

On August 15, 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on August 16, 2015, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of September 30, 2013, 186,701 shares have been repurchased under this program for approximately $9.3 million. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.
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
10.1
Amendment No. 2 to Third Amended and Restated Credit Agreement, Amendment No. 1 to Guaranty, and Omnibus Amendment to Collateral Documents, dated as of July 24, 2013, among Life Time Fitness, Inc., certain designated subsidiaries of Life Time Fitness, Inc., U.S. Bank National Association, as administrative agent and lender, J.P. Morgan Securities LLC, RBC Capital Markets, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders, and certain other financial institutions.

Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated July 24, 2013 (File No. 001-32230).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2013.

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
10.1
Amendment No. 2 to Third Amended and Restated Credit Agreement, Amendment No. 1 to Guaranty, and Omnibus Amendment to Collateral Documents, dated as of July 24, 2013, among Life Time Fitness, Inc., certain designated subsidiaries of Life Time Fitness, Inc., U.S. Bank National Association, as administrative agent and lender, J.P. Morgan Securities LLC, RBC Capital Markets, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders, and certain other financial institutions.
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated July 24, 2013 (File No. 001-32230).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.