Form 10-K
period 2013-12-31
LIFE TIME FITNESS, INC.
filed 2014-02-28
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2013 was $1,984,624,790, based on the closing sale price for the registrant’s common stock on that date.
The number of shares outstanding of the registrant's common stock as of February 17, 2014 was 42,117,174.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2014 Annual Meeting of Shareholders	Part II, Item 5 and Part III

FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results in the future to differ materially from its historical results and those presently anticipated or projected. Among these factors are attracting and retaining members, risks related to our debt levels and debt covenants, the ability to access our existing credit facility and obtain additional financing, strains on our business from continued and future growth, including potential acquisitions and other strategic initiatives, risks related to maintenance and security of our data, potential recognition of compensation expense related to performance-based stock grants, competition from other health and fitness centers, identifying and acquiring suitable sites for new centers, delays in opening new centers and other factors set forth in Part I, Section 1A of this Annual Report entitled “Risk Factors.” Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
We intend to take advantage of the protective provisions of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statement. We caution investors not to place undue reliance on any such forward-looking statements, which speak only as of the date on which such statements were made. We undertake no obligation to update such statements to reflect events or circumstances arising after such date.
PART I

Item 1. Business.
Company Overview
Life Time Fitness, Inc. ("Life Time") is The Healthy Way of Life Company. We help organizations, communities and individuals achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of interest, or discovering new passions, both inside and outside of Life Time's distinctive, resort-like sports, professional fitness, family recreation and spa destinations, most of which operate 24 hours a day, seven days a week. Our Healthy Way of Life approach enables our customers to achieve success by providing the best places, people and programs of exceptional quality and value. As of February 28, 2014, we operated 109 centers under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands primarily in suburban locations in 29 major markets in the United States and Canada.
We believe our centers provide a desirable and unique experience for our members, resulting in a high number of memberships per center. We directly operate and manage all of our centers both to optimize and deliver the high-quality member experience we expect. Of our 109 centers, we consider 88 to be of our large format design. Among these 88 centers, we consider 64 to be of our current model design. Although the size and design of our centers may vary, our business strategy, member-focused approach and core operating processes generally remain consistent across our centers. Our current model centers target 6,500 to 10,500 memberships by offering, on average, 114,000 square feet of multi-use sports and athletic, professional fitness, family recreation, spa amenities and programs and services in a resort-like environment.
The breadth of our programs allows us to help members achieve their goals while connecting and engaging them in their areas of passion. By offering best-in-class programming - both inside and outside of our centers - along with a trained and certified team of Life Time employees who lead each program, we help members achieve their goals. Life Time programs include a wide range of interest areas, such as group fitness, yoga, swimming, running, racquetball, squash, tennis, Pilates, martial arts, kids activities and camps, adult activities and leagues, rock climbing, cycling, basketball, personal training, weight loss and nutrition initiatives, spa, medi-spa and chiropractic services. Life Time program offerings may vary by location.

Our offerings also include our proprietary line of nutritional products and supplements, and our award-winning magazine, Experience Life®. We also operate an Athletic Events division, which offers more than 100 events each year, including running, cycling and triathlon events from entry-level to ultra-endurance. Additionally, we offer a portfolio of health programs and assessments to members at our centers as well as employees of corporate clients, along with partnerships with health insurance companies, with the goal of further extending our Healthy Way of Life products, programs, services and brand.
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
At Life Time, our mission is clear. We provide an educational, entertaining, friendly and inviting, functional and innovative experience that meets the health and fitness needs of the entire family. Over the course of more than two decades, Life Time has raised the standards in the health club industry significantly while also pioneering the creation of a new comprehensive health and wellness industry we call Healthy Way of Life. Through this, we aim to deliver best-in-class programs that help organizations, communities and individuals achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of passion. Life Time is well positioned to help them do so by providing the best programs, best people and best places to deliver exceptional experiences, quality and value.
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
The breadth of our programs allows us to connect and engage members in their areas of passion. Unlike many traditional health clubs or gyms, which typically offer little more than rooms with equipment, most Life Time destinations offer an expansive selection of premium amenities and services; comprehensive programming with dedicated spaces; a large team of certified professionals, service and operations employees; and hundreds of pieces of best-in-class cardiovascular and resistance equipment and free-weights. Many of the premium amenities and services are included in the standard membership dues.
We offer a value proposition that encourages membership loyalty.
The broad range of amenities, programs and services we offer exceeds that of most other health and fitness center alternatives available to consumers. We offer different types of membership plans for individuals, couples and families including Access and Non-Access memberships. Our Non-Access membership option is for members who do not access the center, but still want to maintain certain member benefits. Our typical monthly Access membership dues range from $45 to $160 per month for an individual membership and from $75 to $340 per month for a couple or family membership. Our typical Non-Access dues are $10 to $20 per month for an individual, couple or family membership. The majority of our memberships include the primary member’s children under the age of 12 at a modest per child monthly cost. In addition, we have added a new offering also for children under the age of 12 -- Life Time Kids Academy -- which includes more in-depth, skills-based programming focused on activity, learning and fitness. This program was added in five clubs in 2013, and offers monthly dues between $20 and $90 per month. We provide the majority of our members with a variety of services with their membership, including group fitness classes and fitness assessments, towel and locker service and an online subscription to our award-winning magazine, Experience Life®. Our membership plans include initial 14-day money back guarantees and are month-to-month, cancelable by giving up to 60 days advance notice. We believe our value proposition and member-focused approach creates loyalty among our members.
We offer a product that is convenient for our members.
Our centers generally are situated in easily accessible areas and centrally located among the residential, business and shopping districts of the surrounding community. Many members have access to more than one center in markets where we operate more than one location, as well as across our network of centers in the U.S. and Canada. We design, build and operate our centers to accommodate a large and active membership base by generally providing access to the centers 24 hours a day, seven days a week. In addition, we provide sufficient parking spaces, lockers and equipment to allow our members to use our centers with little or no waiting time, even at peak hours and when centers are at targeted capacity. Our child center services are available to the majority of our members for a modest monthly fee per child for up to two hours per day. Most of our centers offer the convenience of spa and café services.
We have an established and profitable economic model.
Our center-level economic model has been regularly refined and is both based and dependent on driving membership growth by ramping memberships and optimizing membership mix and pricing after a new center is opened, as well as retaining the dues stream and maintaining tight expense control once the center matures. Since our first center opened in 1992, we have opened and operated over 100 centers, each of which utilizes this economic model. In 2013, this economic model resulted in revenue growth of 7.0%, with revenue of $1.2 billion; EBITDA growth of 6.2%, with EBITDA of $345.0 million and an EBITDA margin of 28.6%; and net income growth of 9.1%, with net income of $121.7 million. EBITDA is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
We have a disciplined and sophisticated site selection and development process.
We have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build or lease new centers, as well as evaluate specific sites for potential centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis generated from profiles of our existing centers to the market's potential base, including physical geography, drive patterns, demographics, cultural and competitive information. We continue to modify the analysis based upon the performance of our centers including newer centers as they mature. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of approval by our management and Finance Committee of the Board of Directors. By utilizing a wholly owned construction subsidiary, LTF Construction Company, LLC (“Life Time Construction”), formerly known as FCA Construction, that builds and remodels our centers as well as an in-house architectural team that designs and produces construction drawings, we maintain maximum flexibility over the design process of our centers as well as control over the cost and timing of the construction process.

Our Growth Strategy
Our growth strategy is driven by three primary elements:
Build and acquire new centers.
We intend to expand our base of centers, primarily through new center development as well as opportunistic acquisition. Our new center expansion will focus on strategic locations which we believe will generate higher average dues and higher in-center revenue per membership. These locations typically represent our Life Time Athletic centers, which include our Onyx and Diamond membership plans. In 2013, we opened three large format centers that we designed and constructed, two of which are Life Time Athletic centers. We expect to open six centers in 2014, five of which are Life Time Athletic centers. One of these centers opened in February and the others are currently under construction. A rollforward of our center growth is as follows:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total centers, beginning of year	105	101	89	84	81
New centers – constructed	3	3	3	3	3
New centers – remodel of existing space	—	—	—	2	—
Acquired centers (1)	—	1	9	1	—
Closed center (2)	—	—	—	(1)	—
Total centers, end of year	108	105	101	89	84
(1) In January 2012, we acquired the Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Athletic Peachtree Corners. In December 2011, we acquired nine centers from Lifestyle Family Fitness ("LFF") in Indiana, North Carolina and Ohio. In May 2010, we acquired one center in Texas.
(2) In 2010, the lease expired on our 85,630 square foot center in St. Paul, Minnesota which opened in 1997. We closed the center and transferred its memberships to our surrounding locations.
Grow membership dues and in-center revenue.
We focus on growing our membership dues by optimizing price and mix and adding new memberships. We expect to continue driving in-center revenue both by introducing new products and services and by expanding our marketing and affinity programs to introduce more members to our products and services.
Grow membership dues. Of our 108 open centers at December 31, 2013, 89 had reached maturity, which we define as the 37th month of operations. We had 19 centers that had not yet reached maturity, nine of which were greenfield expansion centers and 10 of which were acquired centers. In total, these 19 centers averaged 57% of targeted membership capacity at December 31, 2013; our nine greenfield centers averaged 60% of targeted membership capacity and the 10 acquired centers averaged 51% of targeted membership capacity. We expect the continuing increase in memberships at all 19 centers to contribute to our future growth.

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

Grow in-center revenue. In 2013, revenue from the sale of in-center products, programming and services grew $27.3 million, or 7.8%, to $375.5 million and we increased in-center revenue per membership from $507 to $545. Our programming and services including personal training, spa, café and other member offerings. We focus on growing in-center revenues by getting more members involved in or using our current product and service portfolio, continually introducing new products and services and by marketing our in-center businesses.
Grow ancillary businesses revenue.
Our ancillary businesses include athletic events, media and health programs. These businesses help build the LIFE TIME FITNESS® brand, differentiate our program offerings and support our membership base.
We produce athletic events for members and non-members, both inside and outside our centers. The primary focus has been on endurance activities, including running, cycling and triathlon. Our events range from entry level to ultra endurance events and draw from local, regional, national and international markets. We also acquired and operate a race registration and timing business.
Through our media business, we provide our partners with reach to sought-after consumers through a range of print and digital media, including our award-winning Experience Life® magazine and event sponsorships.
Our health and weight loss programs are expanding as we seek to serve both businesses and individuals with an array of differentiated health, wellness, fitness, weight loss and nutrition solutions. As we do so, we also are creating opportunities to expand the reach of our destinations, programs and services to new members, while also growing our subscription-based model to include new types of memberships with limited or no regular center access.
Revenue from ancillary businesses grew $13.9 million, or 38.8%, to $49.6 million, which was due primarily to the full year impact of our April 2012 acquisition of the race registration and timing business and other athletic events.
Our Sports and Athletic, Professional Fitness, Family Recreation and Spa Centers
Size and Location
Our centers have evolved since inception. All centers are centrally located in areas that offer convenient access from residential, business and shopping districts of the surrounding community, and generally provide free and ample parking.
Of our 108 centers as of December 31, 2013, 87 are of our large format design and 63 of those conform to our current model center design. Our distinctive format is designed to provide efficient and inviting spaces that are conducive to the wide range of healthy way of life programming we deliver and that accommodate each center’s targeted capacity. Our current model centers generally target 6,500 to 10,500 memberships and our other large format centers generally target 3,500 to 10,500 memberships. This targeted capacity is designed to maximize the member experience based upon our historical understanding of membership usage, facility layout, the number of individual, couple and family memberships and pricing.
Generally, the main differences between our large format centers and those that are of the current model design are that our current model centers generally include an outdoor aquatics park, larger indoor aquatics area, larger gymnasium, up to three additional studios and enhanced spa and café spaces. We believe that all of our large format centers serve as all-in-one sports and athletic, professional fitness, family recreation and spa destinations. The following table provides the number and average square footage of our large format centers:

	As of December 31,
	2013	2012	2011	2010	2009
Large format centers – current model
Number of centers	63	60	57	54	51
Average square feet	114,000	114,000	113,000	113,000	113,000
Large format centers – other
Number of centers	24	24	24	24	24
Average square feet	95,000	95,000	95,000	95,000	95,000
Center Environment
Our centers generally combine modern architecture and decor with best-in-class amenities. Most of our current model and large format centers are freestanding buildings designed with open architecture and naturally illuminated atriums that create a spacious, inviting atmosphere. With finishes such as limestone floors, wood lockers and granite countertops, our centers are carefully designed to create an appealing and luxurious environment that attracts and retains members and encourages them to visit the center. Moreover, we have specific staff members who are responsible for maintaining the cleanliness of the entire center. We regularly update and refurbish our centers to maintain a high-quality experience. Our commitment to quality and detail provides a similar look and feel at each of our large format centers.
The table below displays the wide assortment of amenities, services, activities and events typically found at our large format centers, including our current model centers:

Amenities	Services	Activities and Events
Cardiovascular Equipment	24-Hour Availability	Aquatics
Free Weight and Resistance Equipment	Towel Service	Athletic Leagues
Group Fitness Studios	Locker Service	Kids' Birthday Parties
Studio Cycle Theaters	Experience Life® Magazine	Martial Arts
LifePowerSM Studio	Massage Therapy	Kids’ Academy
Basketball/Volleyball Courts	Health and Fitness Assessments	Pilates
Racquetball/Squash Courts	Metabolic Testing	Group Fitness Classes
Lap Pool and Whirlpool Spas	Personal Training	Studio Cycling
Zero-depth Entry Swimming Pools	T.E.A.M. Programs	Sports Training Camps
Two-story Waterslides	Weight Loss Programs	Summer and Vacation Camps
Saunas	Nutritional Products	Swimming Lessons
Rock Climbing Cavern	Nutrition Coaching	Yoga
Child Center	Endurance Coaching	Dance Classes
LifeSpa	Member Advantage	Athletic Events
LifeCafe and Pool-side Bistro	myLT.com and Other Online Services	Social Events
Men’s, Women’s and Family Locker Rooms	Cardiovascular and Resistance Training	Run, Cycle and Other Interest-Driven Clubs
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
Our current model centers have large indoor and outdoor recreation pools with zero-depth entrances and water slides, lap pools, saunas, steam baths and whirlpools. A majority of these centers also have at least two regulation-size basketball courts that can be used for various sports activities, as well as other dedicated facilities for group fitness, cycling, rock climbing, racquetball and/or squash. In addition, we have tennis facilities at 18 locations with professional instruction.
Fitness Services for Individuals and Groups. On average, we employ 25 personal trainers in a current model center. Our personal trainers are skilled in assessing and formulating effective individual and group exercise programs. Our personal training program aims to improve the long-term health and fitness of our members and be considered a leader in the industry. To this end, our personal trainers are required to be certified by one of the nationally accredited certification bodies within six months of employment and take a rigorous one-week internal certification program before providing member service.
We offer many different programs featuring our certified professional personal trainers including:

•
One-on-One Sessions – We offer sessions in which an individual member meets directly with a personal trainer to help him or her achieve healthy way of life goals, including losing weight, gaining weight/muscle mass, or specific event training.

•	Group Sessions – We offer small group (two to four members) and large group (typically eight to 12 members) training sessions to help members achieve their healthy way of life goals with others.

•	Assessments – We offer various health assessments for a detailed view of total health including metabolic cardiovascular testing, metabolic profile assessments and lab testing.

•
Weight Loss –We offer weight loss and management programs, such as the Life Time 90-Day Weight Loss Challenge, Transformational Challenge and various other programs as an opportunity for members to receive education, training and motivation that helps them set and achieve their health and fitness goals, and keep their overall health programs on track.

Fitness Programs and Classes. Our centers offer fitness programs, including group fitness classes and health and fitness training seminars on subjects ranging from metabolism to personal nutrition. Each current model center has at least two group fitness studios and makes use of the indoor and outdoor pool areas for classes. These centers also offer yoga and Pilates as well as a studio dedicated to indoor cycling. On average, we offer 85 group fitness classes per week at each current model center, including, for example, indoor cycling, strength training, cardio conditioning, dance, circuit training and yoga classes. These classes are generally included with membership. The volume and variety of activities at each center allows members to enjoy the center, whether participating in personalized activities or with other members in group activities.
LifeCafe. Our large format centers feature an on-site, full-service, chef-driven LifeCafe, which offers an all-natural menu with an abundance of organic, preservative- and cage-free offerings. In keeping with our commitment to provide members with healthy, all-natural food, a broad menu of made-to-order and pre-prepared breakfast, lunch and dinner items offer better ingredients - free of artificial flavors, artificial colors, artificial preservatives, artificial sweeteners, trans fats and bleached flour. Customers can enjoy the convenience of dining indoors or ordering items to go. Additionally, they may take advantage of our outdoor poolside bistro at each of our current model centers and certain of our other large format centers. LifeCafes also typically offer our line of nutritional products and supplements, third-party nutritional products, exercise accessories and personal care products.
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
Child Centers. Nearly all of our centers offer on-site child centers for children from three months through 11 years of age as part of a monthly fee per child. Child center services are available for up to two hours per child per day while members use our centers. During this time, children ages one to five years can participate in enrichment programs, such as music, movement and arts and crafts while children ages six to 11 years can participate in Kids Play, which includes gym and rock wall activities. The child center features a computer center, separate infant and toddler playrooms and numerous children's activities. We hire employees that are dedicated to working in the child centers to provide children with an enjoyable experience.
Additional Programs. All of our large format centers offer a variety of additional programs for children, which may include birthday parties, summer and school break camps, rock wall climbing activities, parents' night out, sports and fitness classes and swimming lessons. For adults, we offer a variety of sports leagues and interest-driven clubs.
Memberships
We define a membership in two ways: Access memberships and Non-Access memberships or other subscriptions. As of December 31, 2013, we had 789,490 memberships, comprised of 678,619 Access memberships and 110,871 Non-Access memberships. As of December 31, 2013, we had 1,465,831 members, an average of 1.9 members per membership.
Access Membership Plans. We offer a variety of convenient month-to-month memberships with no long-term contracts. Our members may pay a one-time joining fee, which includes an initiation fee and an administrative fee, and receive an initial 14-day money back guarantee. In this document, we refer to the total cost to join as an enrollment fee. Within each Access membership, we define a singular membership as one individual, couple or family (for example, a family of three people would be considered one membership). We currently offer five Access membership levels, including Bronze, Gold, Platinum, Onyx and Diamond. Within Access membership levels, a member may purchase full access to only one club or, with an elite membership, access to all clubs at that membership level and below (for example, Platinum membership holders may access all Platinum, Gold and Bronze centers). Depending on the center classification, a member is required to have a minimum membership level (for example, a Platinum-designated center requires a Platinum membership at minimum). A member may hold a higher level membership than the center designation should they want access to additional centers, guest privileges and additional amenities, programs and services. Offered memberships vary by location. Decisions of center designation are made on a center-by-center basis and are dependent on the market presence, demographic nature, population density, initial investment in the center and available services and amenities.
All Access memberships, regardless of level, typically include 24-hour access, locker and towel service, group fitness classes and Member Advantage (an offering that provides discounts on purchases from national and local businesses for Life Time members).
Part of the Access membership plan offering at most centers is a junior membership. Children under the age of 12 qualify for a junior membership, with dues of $8 to $30 per month, depending on the center. The junior membership provides access to the child center, pools and gymnasiums at designated times. In addition, we have added a new offering also for children under the age of 12 – Life Time Kids Academy – which includes more in-depth programming focused on activity, learning, and fitness. This program was added in five clubs in 2013 and is priced between $20 and $90 per month. We do not count junior memberships or Life Time Kids Academy memberships as incremental reported memberships since they are already part of the Access membership. We also have occasionally offered other membership plans aimed to attract niche members.

The following table compares our different Access membership plans as of December 31, 2013:

	Bronze	Gold	Platinum	Onyx	Diamond
		Fitness,	Outstanding	Exceptional	Premium
	Value and	fun and	club	service	benefits, value
	affordability	relaxation	amenities	and luxury	and privileges
Number of centers	14	55	12	16	11
Enrollment fee	$0-105	$0-115	$0-115	$0-145	$0-165
Individual dues	$45-55	$55-80	$80-90	$100-120	$130-160
Family dues (1)	$95-140	$140-180	$190-200	$200-260	$285-340
Center access	All Bronze centers (14)	All Bronze and Gold centers (69)	All Bronze, Gold and Platinum centers (81)	All Bronze, Gold, Platinum and Onyx centers (97)	All centers (108)
(1) Does not include the cost of junior memberships or Life Time Kids Academy memberships.

From time to time we change a club's designation, for example, from Bronze to Gold. Our clubs by membership type are as follows:

	December 31,
	2013	2012	2011	2010	2009
Life Time Fitness centers
Bronze	14	18	20	10	11
Gold	55	51	49	51	47
Platinum	12	16	15	14	16
Total Life Time Fitness centers	81	85	84	75	74
Life Time Athletic centers
Onyx	16	11	9	9	10
Diamond	11	9	8	5	—
Total Life Time Athletic centers	27	20	17	14	10
Total centers	108	105	101	89	84
Non-Access Memberships and Other Subscription Plans. Non-access memberships are $10 to $20 per month, whether an individual, couple or a family. Non-access members continue to have online access to myLT.com, which includes Member Advantage and interest-area content, a subscription to Experience Life® magazine and the ability to resume Access membership without paying enrollment fees. We also offer a Non-Access membership to non-members and to members who choose to “freeze” rather than terminate their Access membership with us. In the future, we may develop and implement other membership or subscription plans that will not have full access to the centers. These types of memberships will be included in this category of Non-Access and other subscription plans.

Usage
Our centers are generally open 24 hours a day, seven days a week. We typically experience the highest level of member activity at a center between 8:00 a.m. to noon and 3:00 p.m. to 8:00 p.m. Our centers are appropriately staffed during peak and non-peak hours to provide each member with a positive experience. We have introduced a number of initiatives focused on getting our members more involved and connected with the goal of higher membership usage and increased member satisfaction. The following table reports our usage statistics:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total number of visits (in millions)	69.2	68.4	63.8	60.1	57.7
Average number of visits to large format centers per month	63,412	64,263	63,496	62,229	61,715
Average number of visits to large format centers per year per membership	100	100	99	98	98
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
After we identify a potential site and determine that it is a viable site, we develop a business plan for a center on that site. This requires analysis from several functional areas of management and approval from the Finance Committee of our Board of Directors. We believe that our disciplined, structured process reduces the potential for developing a site that the market cannot support.
Design and Construction. Our wholly owned subsidiary, Life Time Construction, provides us with architecture and design services, millwork fabrication and construction management. With approximately 135 employees, this subsidiary is dedicated solely to the design and construction of each new center and the remodel of existing and acquired centers.
We have developed a series of prototypical plans and specifications that can be easily adapted to each specific site. Project architects along with our construction management teams monitor quality and oversee the construction progress throughout the development of each new center.
Life Time Construction's management teams provide on-site supervision, for each new site and remodel, as well as administrative services, such as permitting, purchasing, project accounting and safety administration. The construction management teams qualify subcontractors, bid each component of our projects to ensure cost-effective pricing, and monitor cost progress for the duration of the project. By using similar materials at each center, we not only maintain a consistent look and feel, but we are also able to maximize buying power and leverage economies of scale in purchasing.
Through Life Time Construction we are able to maximize flexibility in the design process, retain control over the cost and timing of the construction process and realize potential cost savings on each project. Nearly all of their costs are capitalized as a part of the overall initial investment in the new center or the remodel. Any remaining unallocated costs are recognized as an expense in the period incurred. Because this subsidiary perform services solely for us, we do not recognize any revenue or profit related to Life Time Construction's operations.

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
Ongoing Member Retention Phase. When a new member joins, we initiate a comprehensive connectivity and engagement process aimed at helping them to achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of passion. We are in the position to help them achieve this by providing the best places, people and programs of exceptional quality and value. We have created dozens of specific interest areas, along with connectivity programs, including, but not limited to, our dedicated member website, myLT.com; our periodic offerings of various athletic and social events; access to national and local Member Advantage discounts; and access to myLT Buck$, a member loyalty or rewards program.

Leveraging the LIFE TIME Brand
We continue to build our brand nationally and internationally through expansion of our portfolio of centers, by delivering high-quality products and services in the area of athletic events and media and by offering comprehensive health programs that focus on the Healthy Way of Life.
Centers. As of February 28, 2014, we operated 109 centers in 29 major markets in the United States and Canada under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands. Today, we provide consumers with the highest quality, most comprehensive health and fitness destinations featuring a resort-like atmosphere and amenities, and comprehensive health and fitness experience, supported by spacious workout areas, unprecedented programs and amenities, dedicated and intimate fitness studios, a large, full-service spa and café, pristine pools, spacious locker room areas, spotless interiors, exquisite craftsmanship and much more. Each space within our centers is carefully designed to be inviting, functional, innovative and inspiring. Our destinations are complemented by a large, trained and certified team of professionals who uphold a common objective: helping our customers achieve their total health objectives, athletic aspirations and fitness goals. Moreover, we operate some twenty different businesses within our destinations, each deliberately designed to meet all of the sports, health, fitness, recreation and entertainment needs of the most discerning consumer - all under one roof. These boutique-like, interest-driven programs help ensure that our customers are able to achieve success by participating in the activities that match their areas of passion. In both existing and new markets, our centers provide a powerful reinforcement of the unique and differentiated Healthy Way of Life brand, programs, products and services we deliver to individuals, communities and organizations.
Athletic Events and Media. We produce athletic events for members and non-members, both inside and outside our centers. The primary focus has been on endurance activities, including running, cycling and triathlon. In 2013, we produced more than 100 events, serving approximately 150,000 participants. Our events range from entry level to ultra endurance events and draw from local, regional, national and international markets. Our larger events include triathlons such as the Life Time Tri Minneapolis and Life Time Tri Chicago, as well as the iconic Leadville Trail 100® event series, including the mountain bike “Race Across the Sky.” In addition, we own and manage the Life Time Tri Pro Series, which connects seven of the most prominent international distance triathlon events in the United States. We produce events primarily in markets in which we operate centers, including themed runs such as the Torchlight 5K Run, Turkey Day 5K and Commitment Day 5KSM. We also produce indoor triathlons in many of our centers, which are geared towards introducing members to the sport of triathlon.
Through our media business, we provide our partners with reach to sought-after consumers through a range of print and digital media, including our award-winning Experience Life® magazine and event sponsorships.
Comprehensive Health Programs. Our health and weight loss programs are expanding as we seek to serve both businesses and individuals with an array of differentiated health, wellness, fitness, weight loss and nutrition solutions. As we do so, we also are creating opportunities to expand the reach of our destinations, programs and services to new members, while also growing our subscription-based model to include new types of memberships with limited or no regular center access.
Our Employees
Our current model centers are staffed with an average of 250 full-time and part-time employees. Approximately 10 center employees are in management positions, typically including a general manager, member services department head, operations department head, member engagement manager and personal training department head to ensure a well-managed facility and motivated work force.
All center team members are required to participate in a training and certification program that is specifically designed to promote a friendly and inviting environment with each member interaction while upholding a consistent standard of performance across all of our centers. Team members also receive ongoing mentoring, and continuing education and annually a re-certification is required before any team member is permitted to work or to advance to other positions within our company. Additionally, our personal trainers, registered dietitians, massage therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications.

As of February 17, 2014, we had approximately 22,500 employees, including approximately 15,000 part-time employees. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management employees, historically we have not experienced difficulty in obtaining adequate replacement employees. In general, we believe relations with our employees are good.
Information Systems
In addition to our standard operating and administrative systems, we use an integrated member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We have designed and developed our proprietary system to allow us to easily collect and process information. Our system enables us to, among other things, enroll new members with an electronic membership agreement, capture digital pictures of members for identification purposes and capture and maintain specific member information, including usage. The system allows us to streamline the collection of membership dues electronically, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable. We also have a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.
Competition
We consider the following groups to be the primary industry participants in the health and wellness industry:

•	health club operators, including 24 Hour Fitness Worldwide, Inc., Equinox Holdings, Inc., LA Fitness International, LLC, Town Sports International, Inc. and Gold's Gym;

•	the YMCA and similar non-profit organizations;

•	physical fitness and recreational facilities established by local governments, hospitals and businesses;

•	local salons, cafés and businesses offering similar ancillary services;

•	exercise and small fitness clubs, and studios, including Anytime Fitness, Curves International and Snap Fitness;

•	racquet, tennis and other athletic clubs;

•	amenity and condominium clubs;

•	country clubs;

•	online personal training and fitness coaching;

•	the home-use fitness equipment industry;

•	athletic event operators and related suppliers; and

•	providers of wellness and other healthy way of life orientated products and services.
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
Financial Information About Geographic Areas
We operate centers and offer other wellness-related offerings in the United States and Canada. Our race registration and timing business also has customers outside of the United States and Canada. Net sales by geographic area is presented by attributing revenue from our members and customers on the basis of whether the product or services are sold within the United States or outside of the United States. Our revenues from members and customers within the United States were $1,183.3 million, $1,111.5 million and $1,013.5 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Our revenues from members and customers in all foreign countries were $22.6 million, $15.4 million and $0.2 million in the aggregate for those same periods. Additionally, we also held net long-term assets within the United States of $2,187.7 million, $1,930.2 million and $1,796.2 million at December 31, 2013, 2012 and 2011, respectively, and outside of the United States of $44.6 million, $41.6 million and $34.1 million in the aggregate as of December 31, 2013, 2012 and 2011, respectively.
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
Trademarks and Trade Names
We own several trademarks and service marks registered with the U.S. Patent and Trademark Office, including, among others, LIFE TIME FITNESS®, LIFE TIME ATHLETIC®, EXPERIENCE LIFE®, MYHEALTHCHECK® and MYHEALTHSCORE®. We have also registered our logo and our LIFE TIME FITNESS Triathlon logo. We also registered the “LIFE TIME FITNESS” mark in certain foreign countries.
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
The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not materially decline, especially at those centers in operation for an extended period of time. All of our members can cancel their membership at any time upon providing advance notice. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain our membership levels and sales from in-center services. There are numerous factors that could lead to a decline in membership levels or sales of in-center services in mature centers or that could prevent us from increasing membership and in-center service revenue at newer centers where membership is generally not yet at a targeted capacity. These factors include changing desires and behaviors of consumers, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in our trade areas, advances in medical care that lead to less interest in health and fitness activities, and a decline in the public’s interest in health and fitness as well as social fears such as terror or health threats which could reduce the desire to be in a concentrated public venue. In order to increase membership levels, we may from time to time offer lower membership rates and enrollment fees. In addition, we anticipate that most of our future centers will target higher income members than we have historically targeted. We may not be successful in optimizing price and mix or in adding new memberships in these new centers, and our growth in membership dues in these future centers may suffer as a result. Any decrease in our average dues, reduction in enrollment fees or higher membership acquisition costs may adversely impact our operating margins.
We rely heavily on our revolving credit facility and our ability to access additional capital. If we are not able to access our credit facility, obtain additional capital or refinance existing debt, our ability to operate our business and pursue our growth strategy may be impaired.
As of December 31, 2013, we had total consolidated indebtedness of $848.6 million, of which $346.1 million was floating rate debt, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our revolving credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers, and obligations under capital leases.
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
In addition to the amount of indebtedness outstanding as of December 31, 2013, we had access to an additional $337.4 million under our credit facility. We also have the ability to incur new debt, subject to limitations under our existing credit facility and in our debt financing agreements. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify, and we may have to change our growth strategies as a consequence.

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
We increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have material adverse effects on our business, operations, reputation and financial condition, including decreased revenue; material fines and penalties; increased financial processing fees; compensatory, statutory, punitive or other damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order. Like other large companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions, none of which have had a material impact on our business, results of operation or financial condition and none of which have required us to provide formal notification to any parties.
Our planned accelerated growth could place strains on our management, employees, information systems and internal controls which may adversely impact our business.
Over the past several years, we have experienced growth in our business activities and operations, including an increase in the number of our centers, development of new businesses and acquisitions of other businesses. Our past expansion has placed, and our planned accelerated future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention.
Our business could be adversely affected by strong competition in the highly competitive health and wellness industry.
We compete with the following industry participants: other health and fitness centers; physical fitness and recreational facilities established by non-profit organizations, governments, hospitals, and businesses; local salons, cafés and businesses offering similar ancillary services; exercise and small fitness clubs and studios and other boutique fitness offerings; racquet, tennis and other athletic clubs; amenity and condominium clubs; country clubs; online personal training and fitness coaching; the home-use fitness equipment industry; athletic event operators and related suppliers; and providers of wellness and other healthy way of life orientated products and services. We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. Competitors, which may have greater name recognition than we have, may compete with us to attract members in our markets. Non-profit and government organizations in our markets may be able to obtain land and construct centers at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Furthermore, due to the increased number of low cost health club and fitness center alternatives, we may face increased competition during periods if we increase our price, discretionary spending declines or unemployment remains high. This competition may limit our ability to attract and retain members.
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
We may be unable to successfully acquire suitable businesses or, if we do acquire them, the acquisition may disrupt our business, we may be unable to successfully integrate the business into our own, or the acquired assets may be subject to impairment, all of which may have a material adverse effect on our performance.
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
Additionally, as we have acquired other businesses, we have recorded assets, liabilities and intangible assets at fair value at the time of acquisition. If the fair value of the long-lived assets or intangible assets were determined to be lower than the carrying value, the assets would be subject to impairment, which could adversely affect our financial results.
We expect our investments in future centers in high demographic areas to be above historical average. We cannot guarantee the level of return will meet our expectations, and our financial results may be adversely affected.
As we increase our numbers of centers, our current focus is on higher demographic locations, which typically require higher costs of land, increased construction costs, and amenities and features within the new centers that represent the Life Time Athletic center, which include the Onyx and Diamond membership plans. The higher gross invested capital at these centers will require higher operating margins and higher net income per center to produce the level of return we expect. Failure to provide this level of return could adversely affect our financial results.
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
We may incur rising costs related to construction of new centers and maintenance of our existing centers. If we are not able to pass these cost increases through to our members, our financial results may be adversely affected.
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
At February 28, 2014, we operated multiple centers in several metropolitan areas, including 24 in the Minneapolis/St. Paul market, nine in the Chicago market, eight in the Dallas market, six in the Atlanta, Detroit and Houston markets and five in the Phoenix and greater New York markets, with future planned expansion in current and new markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
If we cannot retain our key employees and hire additional highly qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives.
We are highly dependent on the services of our senior management team and other key employees at both our corporate headquarters and our centers, and on our ability to recruit, retain and motivate key employees. Competition for such employees is intense, and the inability to attract and retain the additional qualified employees required to expand our activities, or the loss of current key employees, could adversely affect our operating efficiency and consolidated financial results.
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
We currently operate centers in 23 states and one Canadian province. We plan to open six new large format centers in 2014, three of which are in existing markets. Opening new centers in existing markets may attract some memberships away from other centers in those markets, thereby leading to diminished revenue and profitability. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
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
We could be subject to claims related to construction or operation of our centers and off-premises activities and events which could have a negative effect on our financial conditions and results of operations.
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
As of February 28, 2014, we operated 109 centers in 23 states and one Canadian province. We expect to open six centers in 2014 on sites we own or lease in various markets, one of which is open and five of which are currently under construction. The table below contains information about our open centers as of February 28, 2014:

	Number of	Square		Number of	Square
	Centers	Feet		Centers	Feet
United States:
Alabama	1	103,647	Nevada	1	143,286
Arizona	5	457,950	New Jersey	3	324,668
Colorado	4	482,557	New York	2	248,103
Florida	1	73,688	North Carolina	6	294,369
Georgia	6	585,601	Ohio	6	508,297
Illinois	9	1,016,003	Oklahoma	1	114,441
Indiana	3	166,956	Tennessee	1	112,110
Kansas	2	222,190	Texas	18	1,892,813
Maryland	2	177,263	Utah	1	108,925
Michigan	6	609,005	Virginia	4	384,974
Minnesota	24	1,957,092	Canada:
Missouri	1	112,110	Ontario	1	146,674
Nebraska	1	115,030	Total	109	10,357,752
In a few of our centers, we sublease space to third parties. The square footage figures above include those subleased areas. The square footage figures exclude areas used for tennis courts, outdoor swimming pools and outdoor play areas. These figures are approximations.
In addition to the centers listed in the table above, we also operate six facilities which we classify as satellite locations. These include a 15,640 square foot tennis-only facility that we own in Minnetonka, Minnesota, a 75,450 square foot tennis-only facility that we own in Centennial, Colorado and four leased yoga centers in the Detroit, Michigan market.

Other Property Data:

	As of December 31,
	2013	2012	2011	2010	2009
	(Number of centers)
Center age
Open 1 to 12 months (non-mature)	3	4	12	6	3
Open 13 to 36 months (non-mature)	16	18	9	14	21
Open 37+ months (mature)	89	83	80	69	60
Total centers	108	105	101	89	84
Center format
Large format - current model	63	60	57	54	51
Large format - other	24	24	24	24	24
Other format	21	21	20	11	9
Total centers	108	105	101	89	84
Center ownership
Own	46	48	47	35	28
Own/ground lease	9	9	7	3	3
Own/mortgaged	22	17	17	20	23
Own/ground lease/mortgaged	—	—	—	3	3
Joint venture	1	1	1	1	1
Leased	30	30	29	27	26
Total centers	108	105	101	89	84
Center composition
Company originated centers	86	83	80	77	73
Acquired centers	22	22	21	12	11
Total centers	108	105	101	89	84

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
Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2014 through 2049. The majority of our leases have renewal options and a few give us the right to purchase the property.
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

	High	Low
Fiscal Year Ended December 31, 2012:
First Quarter (January 1, 2012 – March 31, 2012)	$52.68	$44.18
Second Quarter (April 1, 2012 – June 30, 2012)	$51.03	$40.40
Third Quarter (July 1, 2012 – September 30, 2012)	$50.00	$41.79
Fourth Quarter (October 1, 2012 – December 31, 2012)	$50.84	$42.09
Fiscal Year Ended December 31, 2013:
First Quarter (January 1, 2013 – March 31, 2013)	$52.43	$39.10
Second Quarter (April 1, 2013 – June 30, 2013)	$52.17	$40.85
Third Quarter (July 1, 2013 – September 30, 2013)	$56.94	$47.92
Fourth Quarter (October 1, 2013 – December 31, 2013)	$52.50	$43.88
Holders
As of February 17, 2014, the number of record holders of our common stock was approximately 413, including 10 record holders with our transfer agent.
Performance Graph
The following graph compares the annual change in the cumulative total shareholder return on our common stock from December 31, 2008 through December 31, 2013 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2008 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Life Time Fitness	$100	$193	$317	$361	$380	$363
NYSE Composite Index	100	125	138	130	147	181
Russell 2000 Index (1)	100	125	157	148	170	233

(1)
We have provided a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded.

Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to utilize all future earnings for the operation and expansion of our business or for share repurchases and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our revolving credit facility limit the amount of dividends we may pay without the consent of the lenders. The payment of any dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.
Issuer Purchases of Equity Securities in Fourth Quarter 2013
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our employee stock purchase plan ("ESPP") (the "ESPP Authorization"). From June 2006 through December 31, 2013, we repurchased 239,273 shares pursuant to the ESPP Authorization, of which 27,093 shares were repurchased during 2013. There were no shares repurchased in fourth quarter of 2013. As of December 31, 2013, there were 260,727 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions (the "Stock Repurchase

Authorization") through it's expiration date, August 17, 2013. During the year ended December 31, 2013, 682,634 shares were repurchased for $31.0 million. The shares repurchased were purchased in the open market and, upon repurchase, became unissued shares of our common stock. This authorization terminated on August 15, 2013 with the authorization of a new share repurchase program. A total of 1,107,665 shares were repurchased under this program for $50.1 million.
On August 15, 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on August 16, 2015, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of December 31, 2013, 646,701 shares have been repurchased under this program for approximately $31.0 million. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.
The following table presents the repurchases of stock under the Stock Repurchase Authorization in the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet be Purchased
October 1 – 31, 2013	—	$—	$190,724,977
November 1 – 30, 2013	210,000	$47.52	$180,745,680
December 1 – 31, 2013	250,000	$46.83	$169,038,670
Total	460,000	$47.14	$169,038,670
Equity Compensation Plan Information
Incorporated by reference hereunder is the information under “Equity Compensation Plan Information” in our Proxy Statement.
Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See footnote 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings per share.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$766,846	$727,596	$663,439	$603,231	$564,605
Enrollment fees	13,941	15,346	18,447	24,426	26,138
In-center revenue (1)	375,517	348,265	308,474	266,426	232,834
Total center revenue	1,156,304	1,091,207	990,360	894,083	823,577
Other revenue	49,600	35,740	23,314	18,761	13,424
Total revenue	1,205,904	1,126,947	1,013,674	912,844	837,001
Operating expenses
Center operations	696,209	655,887	614,949	561,070	506,443
Advertising and marketing	42,712	39,931	36,318	27,098	26,299
General and administrative	58,986	55,715	54,736	48,060	42,776
Other operating	64,401	52,170	35,562	23,544	21,852
Depreciation and amortization	118,972	115,016	98,843	92,313	90,770
Total operating expenses (2)	981,280	918,719	840,408	752,085	688,140
Income from operations	224,624	208,228	173,266	160,759	148,861
Interest expense, net	(25,656)	(25,475)	(20,138)	(27,795)	(30,338)
Equity in earnings of affiliate (3)	1,399	1,482	1,299	1,176	1,302
Income before income taxes	200,367	184,235	154,427	134,140	119,825
Provision for income taxes	78,655	72,697	61,810	53,448	47,441
Net income	$121,712	$111,538	$92,617	$80,692	$72,384
Basic earnings per common share	$2.95	$2.70	$2.29	$2.03	$1.84
Weighted average number of common shares outstanding — basic	41,263	41,345	40,358	39,809	39,297
Diluted earnings per common share	$2.93	$2.66	$2.26	$2.00	$1.82
Weighted average number of common shares outstanding — diluted (4)	41,482	41,972	40,930	40,385	39,870
Balance Sheet Data (end of period):
Cash and cash equivalents	$8,334	$16,499	$7,487	$12,227	$6,282
Working capital	(104,223)	(67,723)	(55,413)	(56,513)	(67,396)
Total assets	2,331,051	2,072,174	1,915,828	1,718,480	1,631,525
Long-term debt, net of current portion	824,093	691,867	679,449	605,279	643,630
Total debt	848,598	704,470	686,298	612,544	660,346
Total shareholders’ equity	1,148,029	1,072,917	957,473	840,578	737,431
Cash Flow Data:
Net cash provided by operating activities	$258,417	$255,745	$227,943	$192,265	$186,203
Net cash used in investing activities	(359,836)	(251,403)	(232,949)	(149,034)	(143,285)
Net cash provided by (used in) financing activities	87,321	5,818	266	(37,286)	(47,465)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share, center and membership data)
Other Data:
Same-center revenue growth (open 13 months or longer) (5)	4.0%	4.3%	5.1%	5.0%	(3.1%)
Same-center revenue growth (open 37 months or longer) (5)	3.2%	3.7%	4.3%	2.3%	(7.5%)
Average center revenue per Access membership (6)	$1,656	$1,567	$1,527	$1,462	$1,414
Average in-center revenue per Access membership (7)	$545	$507	$481	$440	$400
Annual attrition rate (8)	35.8%	33.5%	31.3%	33.3%	40.6%
EBITDA (9)	$344,995	$324,726	$273,408	$254,248	$240,933
EBITDAR (9)	$385,260	$363,377	$316,218	$296,729	$281,174
Capital expenditures (10)	$348,948	$224,194	$165,335	$131,671	$146,632
Free cash flow (11)	$(90,531)	$31,551	$62,608	$60,594	$39,571
Operating Data (end of period) (12):
Centers open	108	105	101	89	84
Center square footage (13)	10,221,759	9,901,108	9,500,442	8,810,507	8,459,540
Employees	22,500	21,700	20,000	19,000	17,400
Memberships:
Access memberships	678,619	682,621	676,054	612,556	578,937
Non-Access memberships	110,871	104,382	92,806	70,302	50,001
Total memberships	789,490	787,003	768,860	682,858	628,938
Margins:
Center operations	42.3%	41.8%	39.3%	38.5%	39.5%
EBITDA (14)	28.6%	28.8%	27.0%	27.9%	28.8%
EBITDAR (15)	31.9%	32.2%	31.2%	32.5%	33.6%
Operating income	18.6%	18.5%	17.1%	17.6%	17.8%
Net Income	10.1%	9.8%	9.1%	8.8%	8.6%
Stock Information:
Total common shares outstanding	42,116	43,149	42,428	41,925	41,410
Market price per share – high	$56.94	$52.68	$48.42	$42.99	$32.05
Market price per share – close	$47.00	$49.21	$46.75	$40.99	$24.93
Market price per share – low	$39.10	$40.40	$33.15	$22.05	$7.07
Price/earnings ratio at year-end – diluted	16.0	18.5	20.7	20.5	13.6
Market capitalization (16)	$1,979,452	$2,123,362	$1,983,509	$1,718,505	$1,032,351

(1)
In-center revenue includes revenue generated at our centers from fees for personal training, group fitness training and other member activities, sales of products offered at our cafés, sales of products and services offered at our spas, tennis and renting space in certain of our centers.

(2)
Total operating expenses in 2010 includes $5.6 million (pretax) associated with performance-based restricted stock compensation expense. In June 2009, we granted performance-based restricted stock to our senior management team. In fourth quarter 2010, we determined that achieving the 2011 diluted earnings per share performance criteria required for vesting of 50% of the stock (representing 453,500 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million (pretax) in the quarter. Of this amount, approximately $1.2 million is reflected in center operations expense and approximately $4.4 million is reflected in general and administrative expense.
Total operating expenses in 2011 include $10.6 million (pretax) associated with non-cash performance-based restricted stock compensation expense. In fourth quarter 2011, we determined that achieving the 2012 diluted earnings per share performance criteria required for vesting of the final 50% of the stock (representing 448,000 shares of restricted stock) was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million (pretax) in the quarter, in addition to the $3.8 million (pretax) of share-based compensation expense we recognized in 2011 on the initial 50% of the grant. Of the $10.6 million amount, approximately $2.5 million is reflected in center operations expense and approximately $8.1 million is reflected in general and administrative expense.
Total operating expenses in 2012 include $2.6 million associated with performance-based restricted stock compensation expense. Of the $2.6 million, approximately $0.5 million is reflected in center operations expense and approximately $2.1 million is reflected in general and administrative expense.

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

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Weighted average number of common shares outstanding – basic	41,263	41,345	40,358	39,809	39,297
Effect of dilutive stock options	85	116	132	156	69
Effect of dilutive restricted stock awards	134	511	440	420	504
Weighted average number of common shares outstanding – diluted	41,482	41,972	40,930	40,385	39,870

(5)
Membership dues, enrollment fees and in-center revenue for a center are included in same center revenue growth – 13 month beginning on the first day of the thirteenth full calendar month of the center’s operation and are included in same center revenue growth – 37 month beginning on the first day of the thirty-seventh full calendar month of the center’s operation.

(6)
Average center revenue per Access membership is total center revenue derived from Access memberships for the period divided by the average number of Access memberships for the period, where the average number of Access memberships for the period is an average derived from dividing the sum of the total Access memberships outstanding at the beginning of the period and at the end of each month during the period by one plus the number of months in each period. Our calculation methodology changed in 2013 to include Access memberships only, and the 2010 through 2012 numbers above are recalculated under the new methodology. The bifurcated membership data needed for the new calculation methodology is not available for 2009. The 2009 average center revenue was calculated as follows: total center revenue for the period divided by an average number of memberships for the period, where the average number of memberships for the period is derived from dividing the sum of the total memberships outstanding at the end of each month during the period by the total number of months in the period.

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

(8)
Annual attrition rate (or trailing 12 month attrition rate) is calculated as follows: total membership terminations for the trailing 12 months divided into the average beginning month total membership balance for the trailing 12 months. The annual attrition rate for the years ended December 31, 2010 and 2011 includes a small positive impact due to a change in calculation methodology adopted April 1, 2010 in which we exclude potential memberships who elect to cancel during their 14-day trial as members. Our calculation methodology changed in 2013 to better reflect our business by redefining membership as either Non-Access or Access. Our attrition calculation then had total terminations in the numerator and total memberships in the denominator, and the 2010 through 2012 numbers above are recalculated under the new methodology. The bifurcated membership data needed for the new calculation methodology is not available for 2009. The 2009 annual attrition rate was calculated as follows: total terminations for the trailing 12 months (excluding frozen memberships) divided into the average beginning month Access membership balance for the trailing 12 months.

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income	$121,712	$111,538	$92,617	$80,692	$72,384
Interest expense, net	25,656	25,475	20,138	27,795	30,338
Provision for income taxes	78,655	72,697	61,810	53,448	47,441
Depreciation and amortization	118,972	115,016	98,843	92,313	90,770
EBITDA	$344,995	$324,726	$273,408	$254,248	$240,933
Rent expense	40,265	38,651	42,810	42,481	40,241
EBITDAR	$385,260	$363,377	$316,218	$296,729	$281,174

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
The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$258,417	$255,745	$227,943	$192,265	$186,203
Less: Purchases of property and equipment	348,948	224,194	165,335	131,671	146,632
Free cash flow	$(90,531)	$31,551	$62,608	$60,594	$39,571
During 2012 and 2013, the number of our new centers under construction increased. Accordingly, our purchases of property and equipment increased, resulting in negative free cash flow.

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of February 28, 2014, we operated 109 centers primarily in residential locations across 23 states and one Canadian province under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands.
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
Our new center expansion focuses on strategic locations which we believe will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. These locations typically represent our Life Time Athletic centers, which includes all centers under our Onyx and Diamond membership plans, and will be located in areas with higher demographic profiles. Of the six new large format centers we plan to open in 2014, five are Life Time Athletic centers, and three of these five centers are in existing markets
As we grow our presence in existing markets by opening new centers, we anticipate attracting some memberships away from our other existing centers in those markets, reducing revenue and initially lowering the memberships of those existing centers. However, based on the strategic locations of the new Life Time Athletic centers in existing markets, we expect most of the new Athletic center memberships will be new Life Time members.

As a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the six new centers we plan to open in 2014, three will be in existing markets. We do not expect operating costs of our planned new centers to be significantly higher than current centers, and we also do not expect the new centers to have a material adverse effect on the overall financial condition or results of operations of existing centers.
Our center operating margins have improved each of the last three years, primarily due to higher dues growth and a higher demographic center mix, which includes 28 Life Time Athletic centers as of February 28, 2014. This has more than offset the impact of the growth of our in-center businesses which are lower-margin. Additionally, although our overall membership growth rate may be less than in prior years, we expect our average dues and in-center revenue per membership to increase as a result of our focus on increasing our number of Life Time Athletic centers. We also expect center operating margin leverage at these centers.
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
During the years ended December 31, 2011, 2012 and 2013, our annual attrition rate fluctuated between 31.3% and 35.8%, resulting in the estimated average membership life remaining at 33 months during those periods. At December 31, 2013, our annual attrition rate was 35.8%, and the increase was driven primarily by growth in Non-Access membership terminations and membership pricing adjustments.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (63.6%, 64.6% and 65.5% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively) and enrollment fees (1.2%, 1.4% and 1.8% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively). We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (31.1%, 30.8% and 30.4% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our cafés, sales of products and services offered at our spas and tennis programs.

•
Third, we have expanded the LIFE TIME FITNESS® brand into two other offerings: health, and events and media. These offerings generate revenue, which we refer to as other revenue or ancillary businesses (4.1%, 3.2% and 2.3% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively). Our health offering includes health promotion programs for members, non-members and corporations. Our events and media offerings include athletic events and related services, which includes our race registration and timing businesses, and media which includes our magazine, Experience Life®.

We have five primary sources of operating expenses:

•
Center operations expenses (57.7%, 58.2% and 60.7% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively) consist primarily of salaries, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•	Advertising and marketing expenses (3.6%, 3.5% and 3.5% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively) consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our ancillary businesses.

•
General and administrative expenses (4.9%, 5.0% and 5.4% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively) include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•
Other operating expenses (5.3%, 4.6% and 3.5% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively) include the costs associated with our health and our events and media businesses and other corporate expenses, as well as gains or losses on our disposal of assets.

•
Depreciation and amortization (9.9%, 10.2% and 9.8% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively) are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

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
Revenue recognition. We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. We review the estimated average membership life on a quarterly basis, or more frequently if circumstances change. Changes in member behavior, competition, economic conditions and our performance may cause attrition levels to change, which could impact the estimated average membership life. During the years ended December 31, 2011, 2012 and 2013, our annual attrition rate fluctuated between 31.3% and 35.8%, resulting in the estimated average membership life remaining at 33 months during those periods. If the estimated average membership life had been 36 months or 30 months for the entire year ended December 31, 2013, the impact of this change in accounting estimate on our income from continuing operations and net income would have been less than $0.1 million, and the change in accounting estimate would have had no impact on our basic and diluted earnings per common share. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the average membership life. The amount of direct expenses in excess of enrollment fees totaled $26.2 million, $20.7 million and $14.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
We provide services at each of our centers, including personal training, spa, café and other member services. Revenue from spa and café services and products is recognized at the point of sale to the customer. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized based on historical member usage.
Other revenue includes revenue from our health, events and media businesses. Health revenue is recognized primarily at the time the service is performed. For athletic events, revenue is generated primarily through sponsorship sales and race registration fees. Athletic event revenue and race registration revenue is recognized upon the completion of the event. Race timing revenue is recognized at the time of delivery to the customer. Media advertising revenue is recognized over the duration of the advertising placement.
Share-based compensation. We maintain share-based incentive plans, which include nonvested share awards, stock options and an employee stock purchase plan ("ESPP"). See footnote 7, Share-Based Compensation to the Notes to Consolidated Financial Statements for a complete discussion of our share-based compensation plans.
We determine the fair value of our nonvested share awards at the date of grant using the closing market price of our stock. Performance-based restricted share awards require management to make assumptions regarding the likelihood of achieving performance goals.
In 2012, the Compensation Committee approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. These targets are $13.68 cumulative diluted EPS through 2015 and $18.96 cumulative diluted EPS through 2016. The ROIC target is measured in the last year of the applicable performance period. These targets are 8.9% for 2015 and 9.0% for 2016. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. A maximum of $28.8 million could be recognized as compensation expense with respect to this grant if all cumulative diluted EPS and ROIC targets are met.
We currently do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the year ended December 31, 2013. If all of the targets had been considered probable at December 31, 2013, we would have recognized $11.6 million of non-cash performance share-based compensation expense during the year ended December 31, 2013. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period.
Our ESPP provides for the sale of shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
A 10% change in our share-based compensation expense for the year ended December 31, 2013 would have affected net income by approximately $0.7 million in fiscal 2013. This change would have no effect on our basic or diluted earnings per common share.
Impairment of Long-lived Assets. The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicator of potential impairment. Judgments regarding existence of impairment indicators are based on factors such as operational performance (including revenue and expense growth rates), market conditions, and expected holding period of each asset. We evaluate assets for impairment at the lowest levels for which there are identifiable cash flows, which is generally at an individual center level or ancillary business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center, compared to the carrying value of these assets. If impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Worsening operational performance, market conditions or change in expected holding periods of each asset may cause us to re-evaluate the assumptions used in management's analysis. If the estimate of our undiscounted future cash flows at our center level had decreased by 5%, the impact of this change in accounting estimate would not have resulted in impairment, and the change in accounting estimate would have had no impact on our net income or basic and diluted earnings per common share. Based upon our review and analysis, no impairments on long-lived assets were deemed to have occurred during 2013, 2012 or 2011.
Impairment of Goodwill and Intangible Assets. We assess the recoverability of goodwill and intangible assets on an annual basis or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. A significant change in the factors noted above could cause us to reduce the estimated fair value of some or all of our reporting units and recognize a corresponding impairment of our goodwill or other intangible assets in connection with a future impairment test. Adverse changes in strategy, market conditions or assumed market capitalization may result in an impairment of goodwill or intangible assets. Based upon our review and analysis, no impairments on goodwill or intangible assets were deemed to have occurred during 2013, 2012 or 2011.
Results of Operations
The following table sets forth our consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
REVENUE:
Membership dues	63.6%	64.6%	65.5%
Enrollment fees	1.2	1.4	1.8
In-center revenue	31.1	30.8	30.4
Total center revenue	95.9	96.8	97.7
Other revenue	4.1	3.2	2.3
Total revenue	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	57.7	58.2	60.7
Advertising and marketing	3.6	3.5	3.5
General and administrative	4.9	5.0	5.4
Other operating	5.3	4.6	3.5
Depreciation and amortization	9.9	10.2	9.8
Total operating expenses	81.4	81.5	82.9
Income from operations	18.6	18.5	17.1
OTHER INCOME (EXPENSE):
Interest expense, net	(2.1)	(2.3)	(2.0)
Equity in earnings of affiliate	0.1	0.1	0.1
Total other income (expense)	(2.0)	(2.2)	(1.9)
INCOME BEFORE INCOME TAXES	16.6	16.3	15.2
PROVISION FOR INCOME TAXES	6.5	6.5	6.1
NET INCOME	10.1%	9.8%	9.1%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Total revenue. Total revenue increased $79.0 million, or 7.0%, to $1,205.9 million for the year ended December 31, 2013 from $1,126.9 million for the year ended December 31, 2012.
Total center revenue grew $65.1 million, or 6.0%, to $1,156.3 million for the year ended December 31, 2013, from $1,091.2 million for the year ended December 31, 2012. Of the $65.1 million increase in total center revenue,

•
60.3% was from membership dues, which increased $39.3 million, or 5.4%, due to higher average dues and increased memberships, primarily at centers open less than 37 months. Our number of Access memberships decreased 0.6% to 678,619 at December 31, 2013 from 682,621 at December 31, 2012 primarily due to our strategy to emphasize dues growth through price optimization.

•
41.9% was from in-center revenue, which increased $27.3 million, or 7.8%, primarily as a result of a $15.4 million increase in personal training revenue, a $6.6 million increase in sales of our spa and café products and services and a $4.7 million increase in our member activities revenue. Average in-center revenue per Access membership increased from $507 for the year ended December 31, 2012 to $545 for the year ended December 31, 2013.

•
(2.2)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since the fourth quarter of 2010, the estimated average membership life has been 33 months. Enrollment fees decreased $1.4 million for the year ended December 31, 2013 to $13.9 million. The revenue recognized from enrollment fees was lower in 2013 as compared to 2012 primarily caused by membership sales promotions.

Other revenue increased $13.9 million, or 38.8%, to $49.6 million for the year ended December 31, 2013. This increase was primarily due to a $12.1 million increase in athletic events and related businesses revenue.
Center operations expenses. Center operations expenses totaled $696.2 million, or 60.2% of total center revenue (or 57.7% of total revenue), for the year ended December 31, 2013, compared to $655.9 million, or 60.1% of total center revenue (or 58.2% of total revenue), for the year ended December 31, 2012. This $40.3 million increase primarily consisted of an increase of $24.7 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $42.7 million, or 3.6% of total revenue, for the year ended December 31, 2013, compared to $39.9 million, or 3.5% of total revenue, for the year ended December 31, 2012. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $59.0 million, or 4.9% of total revenue, for the year ended December 31, 2013, compared to $55.7 million, or 5.0% of total revenue, for the year ended December 31, 2012. This increase of $3.3 million is primarily related to information technology initiatives to support our continued growth.
Other operating expenses. Other operating expenses were $64.4 million for the year ended December 31, 2013, compared to $52.2 million for the year ended December 31, 2012. This increase is primarily due to growth in infrastructure and operating costs to support the $13.9 million, or 38.8%, increase in other revenue.
Depreciation and amortization. Depreciation and amortization was $119.0 million for the year ended December 31, 2013, compared to $115.0 million for the year ended December 31, 2012. This increase was primarily due to the depreciation on the three new facilities opened during 2013.
Interest expense, net. Interest expense, net of interest income, was $25.7 million for the year ended December 31, 2013, compared to $25.5 million for the year ended December 31, 2012.
Provision for income taxes. The provision for income taxes was $78.7 million for the year ended December 31, 2013, compared to $72.7 million for the year ended December 31, 2012. This $6.0 million increase was due to an increase in income before income taxes of $16.1 million. The effective income tax rate for the year ended December 31, 2013 was 39.3% compared to 39.5% for the year ended December 31, 2012.
Net income. As a result of the factors described above, net income was $121.7 million, or 10.1% of total revenue, for the year ended December 31, 2013, compared to $111.5 million, or 9.8% of total revenue, for the year ended December 31, 2012.
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

•
39.5% was from in-center revenue, which increased $39.8 million primarily as a result of increased personal training revenue, which increased $22.0 million, or 15.0%, and increased sales of our LifeSpa and LifeCafe products and services, which increased $10.5 million, or 9.1%. Average in-center revenue per Access membership increased from $481 for the year ended December 31, 2011 to $507 for the year ended December 31, 2012.

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
Free cash flow is a non-GAAP measure consisting of net cash provided by operating activities, less purchases of property and equipment, excluding acquisitions. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and does not represent the total increase or decrease in the cash balance presented in accordance with GAAP. The funds depicted by free cash flow are not necessarily available for discretionary use if they are reserved for particular capital purposes, to maintain debt covenants, to service debt or to pay taxes. We use free cash flow as a measure of cash generated after spending on property and equipment. Free cash flow should not be considered as a substitute for net cash provided by operating activities prepared in accordance with GAAP. Additional details related to free cash flow are provided in Item 6, the "Selected Financial Data" section.
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
In February 2013, we obtained a mortgage loan in the original principal amount of $75.0 million on five of our facilities. In April 2013 we retired mortgage debt scheduled to mature in November 2014 and prepaid one promissory note payable on certain personal property scheduled to mature in January 2015. In June 2013 we retired mortgage debt scheduled to mature in November 2013 and March 2014. In July 2013, we amended, enlarged and extended our revolving credit facility, previously scheduled to mature in June 2016, now scheduled to mature in July 2018. In August 2013, we obtained a mortgage loan in the original principal amount of $50.0 million on three of our facilities. Additionally, in January 2014, we obtained a mortgage loan in the original principal amount of $80.0 million on five of our facilities. We expect to use the proceeds from the amended revolving credit facility and mortgage financings for general corporate purposes, future center expansion and to help fund other growth initiatives.
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
The following table summarizes our capital structure.

	December 31,
	2013	2012
	(In thousands)
Debt
Long-term debt	$824,093	$691,867
Current maturities of long-term debt	24,505	12,603
Total debt	848,598	704,470
Shareholders’ Equity
Common stock	843	864
Additional paid-in capital	402,147	447,912
Retained earnings	750,654	628,942
Accumulated other comprehensive loss	(5,615)	(4,801)
Total shareholders’ equity	1,148,029	1,072,917
Total capitalization	$1,996,627	$1,777,387
Operating Activities
As of December 31, 2013, we had total cash and cash equivalents of $8.3 million. We also had $337.4 million available under the terms of our revolving credit facility as of December 31, 2013.
Net cash provided by operating activities was $258.4 million for 2013, compared to $255.7 million for 2012, driven primarily by a $10.2 million, or 9.1%, improvement in net income and a $9.2 million increase in deferred income taxes, partially offset by a $20.4 million change in operating assets caused primarily by a $14.1 million increase in accounts payable.
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
Net cash used in investing activities was $359.8 million for 2013, compared to $251.4 million for 2012. The increase of $108.4 million was primarily due to a $124.8 million increase in capital expenditures as a result of our increasing center construction activity, partially offset by a decrease of $17.4 million in acquisitions.
Net cash used in investing activities was $251.4 million for 2012, compared to $232.9 million for 2011. The increase of $18.5 million was primarily due to a $58.9 million increase in capital expenditures, partially offset by a decrease of $39.7 million in acquisitions.

Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash purchases of property and equipment	$348,948	$224,194	$165,335
Non-cash change in construction accounts payable	22,134	3,316	(2,450)
Other non-cash changes to property and equipment	(5,964)	5,604	839
Total capital expenditures	$365,118	$233,114	$163,724

The following schedule reflects capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
New center land and construction, growth initiatives, major remodels and remodels of acquired centers	$280,176	$152,215	$112,780
Maintenance of existing facilities and corporate capital expenditures	84,942	80,899	50,944
Total capital expenditures	$365,118	$233,114	$163,724

At December 31, 2013, we had purchased the real property for three large format centers that we plan to open in 2014 and two large format centers that we plan to open after 2014, entered into a ground lease for one large format center that we plan to open in 2014 and entered into leases for two other format centers that we plan to open in 2014.
In 2013, we spent approximately $13.2 million in business acquisition related costs, including costs related to several major-market athletic events.
In 2012, we spent approximately $30.6 million in business acquisition related costs, including costs related to a race timing company that developed a radio frequency identification timing system for athletic and endurance events including run, bike and multi-sport races. We also acquired a tennis center in the Atlanta, Georgia market which we rebranded Life Time Athletic Peachtree Corners. Additionally in 2012, we acquired certain athletic events which complement our existing portfolio of athletic events.
In 2011, we spent approximately $70.3 million in business acquisition related costs, including costs related to several athletic events, related businesses and a yoga business in Michigan. Also, in late 2011, we acquired nine centers from LFF; eight of the centers we leased and one we purchased.
In addition, in late 2011, we purchased the real property of six centers which we had previously leased with borrowings from our credit facility plus the assumption of $72.1 million of long-term debt.
We expect our capital expenditures to be approximately $375 to $425 million in 2014, of which we expect to incur approximately $305 to $335 million for new center construction and expansion or remodel of existing centers and approximately $70 to $90 million for the maintaining existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations and our revolving credit facility.
Financing Activities
Financing activities consist primarily of proceeds from long-term debt, repayments of and proceeds from our revolving credit facility, payments on debt obligations and repurchases of common stock.
Net cash provided by financing activities was $87.3 million for the year ended December 31, 2013, compared to $5.8 million provided by financing activities for the year ended December 31, 2012. The change of $81.5 million was primarily due to $125.0 million in mortgage financing obtained during 2013, offset by an increase of $42.9 million in share repurchases.

Net cash provided by financing activities was $5.8 million for the year ended December 31, 2012, compared to $0.3 million provided by financing activities for the year ended December 31, 2011. The change of $5.5 million was primarily due to a large debt retirement made in the second quarter of 2011, partially offset by $19.1 million repurchases of common stock under our Stock Repurchase Program in the fourth quarter of 2012.
See footnote 4, “Long-Term Debt,” to our consolidated financial statements for a description of all of our outstanding financing arrangements.
Debt Covenants
We were in compliance in all material respects with all restrictive and financial covenants under our credit facility and loan agreements as of December 31, 2013.
Our primary financial covenants are:

Covenant	Requirement	Actual as of December 31, 2013	Actual as of December 31, 2012
Revolving credit facility (1):
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.79 to 1.00	2.51 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.58 to 1.00	3.00 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	2.62 to 1.00	2.90 to 1.00
Sale-leaseback (2):
Tangible Net Worth	Not less than $200.0 million	$1,039.0 million	$979.0 million

(1)
The formulas for these covenants are specifically defined in the credit agreement for our revolving credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR. See footnote 4, “Long-Term Debt,” to our consolidated financial statements for more information on our revolving credit facility.

(2)
The formula for this covenant is specifically defined in our Senior Housing Properties Trust agreement. See footnote 9, “Commitments and Contingencies,” to our consolidated financial statements for more information on this sale-leaseback transaction.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2013:

	Payments due by period
	Total	2014	2015	2016	2017	2018	After 2018
	(In thousands)
Long-term debt obligations, excluding capital lease obligations (1)	$833,633	$14,238	$14,836	$80,779	$101,174	$522,713	$99,893
Capital lease obligations	14,965	10,267	575	621	655	733	2,114
Interest (2)	121,075	28,482	27,104	26,053	17,503	10,949	10,984
Operating lease obligations	662,384	39,301	40,967	40,199	39,845	40,228	461,844
Purchase obligations (3)	142,742	128,536	11,298	1,486	1,422	—	—
Other obligations (4)	16,606	6,471	468	3,381	3,213	3,073	—
Total contractual obligations	$1,791,405	$227,295	$95,248	$152,519	$163,812	$577,696	$574,835

(1)	See footnote 4, “Long-Term Debt” to our consolidated financial statements for more information.

(2)	Interest expense obligations were calculated holding floating rate debt balances and interest rates constant at December 31, 2013 rates.

(3)
Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of the six centers under construction as of December 31, 2013, all of which we plan to open in 2014, as well as contracts for the purchase of land for centers to be opened after 2014. All construction subcontracts contain clauses that allow us to terminate any project. Therefore, we have the ability to cancel any project and, in the event of such a cancellation, we will only be obligated to pay for work actually performed up to the date of cancellation.

(4)
Other obligations consists of deferred compensation obligations and payments owed in connection with certain acquisitions. In addition to the other long-term liabilities presented in the table above, approximately $0.8 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") updated guidance on intangible asset impairment testing. The guidance became effective for us in fiscal 2013. The amendments in this update allow companies to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the update, a company will not be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on qualitative assessment, that it is not more likely than not, that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The implementation of the guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), which became effective for us in fiscal 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2013, our net floating rate indebtedness was approximately $346.1 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2013, our interest costs would have increased by approximately $2.6 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2013, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2013.

Item 8.     Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share
ASSETS	and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$8,334	$16,499
Accounts receivable, net	8,298	9,272
Center operating supplies and inventories	32,778	27,240
Prepaid expenses and other current assets	25,802	26,826
Deferred membership origination costs	9,945	11,664
Deferred income taxes	6,881	8,813
Income tax receivable	6,698	—
Total current assets	98,736	100,314
PROPERTY AND EQUIPMENT, net	2,105,077	1,858,666
RESTRICTED CASH	850	2,087
DEFERRED MEMBERSHIP ORIGINATION COSTS	5,210	6,820
GOODWILL	49,195	37,176
INTANGIBLE ASSETS, net	29,299	25,878
OTHER ASSETS	42,684	41,233
TOTAL ASSETS	$2,331,051	$2,072,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$24,505	$12,603
Accounts payable	28,645	32,140
Construction accounts payable	47,342	25,208
Accrued expenses	67,435	63,333
Deferred revenue	35,032	34,753
Total current liabilities	202,959	168,037
LONG-TERM DEBT, net of current portion	824,093	691,867
DEFERRED RENT LIABILITY	28,933	22,490
DEFERRED INCOME TAXES	100,504	95,509
DEFERRED REVENUE	5,246	6,840
OTHER LIABILITIES	21,287	14,514
Total liabilities	1,183,022	999,257
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 42,115,549 and 43,149,434 shares issued and outstanding, respectively	843	864
Additional paid-in capital	402,147	447,912
Retained earnings	750,654	628,942
Accumulated other comprehensive loss	(5,615)	(4,801)
Total shareholders’ equity	1,148,029	1,072,917
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,331,051	$2,072,174
See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
REVENUE:
Membership dues	$766,846	$727,596	$663,439
Enrollment fees	13,941	15,346	18,447
In-center revenue	375,517	348,265	308,474
Total center revenue	1,156,304	1,091,207	990,360
Other revenue	49,600	35,740	23,314
Total revenue	1,205,904	1,126,947	1,013,674
OPERATING EXPENSES:
Center operations	696,209	655,887	614,949
Advertising and marketing	42,712	39,931	36,318
General and administrative	58,986	55,715	54,736
Other operating	64,401	52,170	35,562
Depreciation and amortization	118,972	115,016	98,843
Total operating expenses	981,280	918,719	840,408
Income from operations	224,624	208,228	173,266
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(25,656)	(25,475)	(20,138)
Equity in earnings of affiliate	1,399	1,482	1,299
Total other expense	(24,257)	(23,993)	(18,839)
INCOME BEFORE INCOME TAXES	200,367	184,235	154,427
PROVISION FOR INCOME TAXES	78,655	72,697	61,810
NET INCOME	$121,712	$111,538	$92,617
BASIC EARNINGS PER COMMON SHARE	$2.95	$2.70	$2.29
DILUTED EARNINGS PER COMMON SHARE	$2.93	$2.66	$2.26
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,263	41,345	40,358
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	41,482	41,972	40,930

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
NET INCOME	$121,712	$111,538	$92,617
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $1,585, $271 and $320, respectively	(2,188)	(365)	(835)
Unrealized gains (losses) on cash flow hedges, net of income taxes of $(916), $1,229 and $1,192, respectively	1,374	(1,843)	(1,788)
Other comprehensive loss, net of tax	(814)	(2,208)	(2,623)
COMPREHENSIVE INCOME	$120,898	$109,330	$89,994

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	(In thousands, except share data)
Balance at December 31, 2010	41,924,985	$839	$414,922	$424,787	$30	$840,578
Net income				92,617		92,617
Other comprehensive loss, net of tax					(2,623)	(2,623)
Common stock issued upon exercise of stock options	142,384	3	3,159			3,162
Grant of restricted stock, net of forfeitures	360,896	7	(7)			—
Compensation related to stock options and restricted stock grants			20,358			20,358
Tax benefit related to share-based compensation			3,381			3,381
Balance at December 31, 2011	42,428,265	849	441,813	517,404	(2,593)	957,473
Net income				111,538		111,538
Other comprehensive loss, net of tax					(2,208)	(2,208)
Common stock issued upon exercise of stock options	115,690	3	2,339			2,342
Grant of restricted stock, net of forfeitures	1,030,510	21	(21)			—
Repurchase of common stock	(425,031)	(9)	(19,090)			(19,099)
Compensation related to stock options and restricted stock grants			15,148			15,148
Tax benefit related to share-based compensation			8,478			8,478
Other			(755)			(755)
Balance at December 31, 2012	43,149,434	864	447,912	628,942	(4,801)	1,072,917
Net income				121,712		121,712
Other comprehensive loss, net of tax					(814)	(814)
Common stock issued upon exercise of stock options	74,242	2	1,732			1,734
Grant of restricted stock, net of forfeitures	221,208	4	(4)			—
Repurchase of common stock	(1,329,335)	(27)	(61,932)			(61,959)
Compensation related to stock options and restricted stock grants			12,838			12,838
Tax benefit related to share-based compensation			6,211			6,211
Other			(4,610)			(4,610)
Balance at December 31, 2013	42,115,549	$843	$402,147	$750,654	$(5,615)	$1,148,029

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,712	$111,538	$92,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,972	115,016	98,843
Deferred income taxes	6,327	(2,832)	5,557
Loss on disposal of property and equipment, net	251	1,086	1,779
Gain on sale of land held for sale	(74)	(196)	—
Amortization of deferred financing costs	2,197	2,003	2,269
Share-based compensation	12,469	14,686	19,767
Excess tax benefit related to share-based compensation	(5,895)	(8,502)	(3,537)
Changes in operating assets and liabilities	2,633	22,999	10,277
Other	(175)	(53)	371
Net cash provided by operating activities	258,417	255,745	227,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(348,948)	(224,194)	(165,335)
Acquisitions, net of cash acquired	(13,238)	(30,614)	(70,264)
Proceeds from sale of property and equipment	1,445	969	794
Proceeds from sale of land held for sale	678	1,758	—
Proceeds from property insurance settlements	177	909	464
Increase in other assets	(1,187)	(333)	(92)
Decrease in restricted cash	1,237	102	1,484
Net cash used in investing activities	(359,836)	(251,403)	(232,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	125,000	—	—
Repayments of long-term borrowings	(35,276)	(6,929)	(79,192)
Proceeds from revolving credit facility, net	56,500	22,000	77,800
Increase in deferred financing costs	(4,631)	(914)	(4,989)
Excess tax benefit related to share-based compensation	5,895	8,502	3,537
Proceeds from stock option exercises	1,734	2,342	3,162
Proceeds from employee stock purchase plan	1,367	1,206	1,061
Stock purchased for employee stock purchase plan	(1,309)	(1,290)	(1,113)
Repurchases of common stock	(61,959)	(19,099)	—
Net cash provided by financing activities	87,321	5,818	266
Effect of exchange rate on cash and cash equivalents	5,933	(1,148)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,165)	9,012	(4,740)
CASH AND CASH EQUIVALENTS – Beginning of period	16,499	7,487	12,227
CASH AND CASH EQUIVALENTS – End of period	$8,334	$16,499	$7,487

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

1.	Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment, principally in residential locations of major metropolitan areas in the United States and Canada. As of December 31, 2013, we operated 108 centers, including 24 in Minnesota, 18 in Texas, nine in Illinois, six in Georgia, Michigan, North Carolina and Ohio, five in Arizona, four in Colorado and Virginia, three in Indiana and New Jersey, two in Kansas and Maryland and and one each in Alabama, Florida, Missouri, Nebraska, Nevada, New York, Oklahoma, Tennessee and Utah, and one in Ontario, Canada.

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
Generally we also receive a one-time enrollment fee (including an administrative fee) at the time a member joins. The enrollment fees are nonrefundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. During the years ended December 31, 2011, 2012 and 2013, our annual attrition rate fluctuated between 31.3% and 35.8%, resulting in the estimated average membership life remaining at 33 months during those periods. At December 31, 2013, our annual attrition rate was 35.8%, and the increase was was driven primarily by growth in Non-Access membership terminations and membership pricing adjustments.
If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life. The amount of direct expenses in excess of enrollment fees totaled $26.2 million, $20.7 million and $14.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We provide a wide range of services at each of our centers, including personal training, spa, café and other member offerings. Revenue from spa and café services and products is recognized at the point of sale to the customer. Personal training revenue received in advance of training sessions and the related commissions are deferred and recognized based on historical member usage.
Other revenue includes revenue from our media, athletic events and related services, which includes our race registration and timing businesses, our health promotion programs and training and certification programs. Media advertising revenue is recognized over the duration of the advertising placement. For athletic events, revenue is generated primarily through sponsorship sales and race registration fees. Athletic event revenue and race registration revenue is recognized upon the completion of the event. Race timing revenue is recognized at the time of delivery to customer. Health revenue is recognized primarily at the time the service is performed.
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
Accounts Receivable — Accounts receivable is presented net of allowance for doubtful accounts. The rollforward of these allowances is as follows:

	December 31,
	2013	2012	2011
Allowance for doubtful accounts — beginning of period	$213	$167	$150
Provisions	334	675	216
Write-offs against allowance	(367)	(629)	(199)
Allowance for doubtful accounts — end of period	$180	$213	$167
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

	December 31,
	2013	2012
Center operating supplies	$8,658	$6,616
In-center businesses inventory and supplies	21,586	18,256
Apparel and other	2,534	2,368
Total center operating supplies and inventories	$32,778	$27,240

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist of the following:

	December 31,
	2013	2012
Deferred costs associated with personal training deferred revenue	$4,691	$4,375
Prepaid lease obligations	3,843	3,228
Prepaid marketing and media expenses	3,653	6,296
Prepaid maintenance agreements	4,787	5,551
Prepaid licenses and subscriptions	2,548	1,412
Other prepaid expenses	2,391	1,357
Land held for sale – short-term	839	—
Canadian sales tax receivable	944	1,406
Other current assets	2,106	3,201
Total prepaid expenses and other current assets	$25,802	$26,826
Property and Equipment — Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred.
Depreciation is computed using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. Accelerated depreciation methods are used for tax reporting purposes.
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2013	2012
Land		$330,800	$300,887
Buildings and related fixtures	3-39 years	1,721,635	1,589,960
Leasehold improvements	1-20 years	115,443	87,951
Construction in progress		160,560	68,358
Total land, buildings, leaseholds and construction in process		2,328,438	2,047,156
Equipment:
Fitness	3-7 years	126,692	113,521
Other equipment	3-7 years	101,450	88,290
Computer and telephone	3-7 years	71,623	65,947
Capitalized software	3-5 years	87,707	68,319
Decor and signage	5 years	20,134	18,553
Audio/visual	5 years	35,064	32,223
Furniture and fixtures	5-7 years	19,946	18,197
Total equipment		462,616	405,050
Property and equipment, gross		2,791,054	2,452,206
Less accumulated depreciation		685,977	593,540
Property and equipment, net		$2,105,077	$1,858,666

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

At December 31, 2013, we had six centers under construction which we plan to open in 2014. Construction in progress, including land for future development, totaled $202.8 million at December 31, 2013 and $100.3 million at December 31, 2012.
Included in the construction in progress balances are site development costs which consist of legal, engineering, architectural, environmental, feasibility and other direct expenditures incurred for certain new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Upon completion of a project, the site development costs are classified as property and depreciated over the useful life of the asset. Site development costs were $1.5 million and $2.6 million at December 31, 2013 and 2012, respectively.
Capitalized software includes our internally developed web-based systems to facilitate member enrollment and management, marketing-based website development, as well as point of sale system enhancements and our payroll, human resources and procure-to-pay software.
We capitalize interest during the construction period of our centers and this capitalized interest is included in the cost of the building. We capitalized interest of $3.3 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.
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
In 2013, we spent approximately $13.2 million in business acquisition related costs, including several major-market athletic events. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. Our preliminary purchase price allocations are as follows: $3.2 million of identifiable assets, $4.6 million of deferred revenue, $9.4 million of goodwill and $5.4 million of identifiable intangible assets. Additionally in 2013, we finalized the valuation on our 2012 acquisitions which resulted in an increase of $2.6 million of goodwill.
In 2012, we spent approximately $30.6 million in acquisition related costs, including a race timing company that developed a radio frequency identification timing system for athletic and endurance events including run, bike and multi-sport races. Simultaneous with that acquisition, we merged a race registration business, in which we previously owned a majority equity interest, with the race timing business. The fair values assigned to the race timing company were approximately $11.2 million of identifiable intangible assets, $2.3 million of identifiable assets and $5.7 million to goodwill. We also acquired a tennis center in the Atlanta, Georgia market which we rebranded Life Time Athletic Peachtree Corners. The fair value assigned to this acquired business was approximately $4.0 million of identifiable intangible assets. We also acquired certain athletic events which complement our existing portfolio of athletic events. The fair values assigned to the athletic events was approximately $3.9 million aggregate identifiable intangible assets.
In December 2011, we acquired nine centers from Lifestyle Family Fitness ("LFF"). The centers are located in or near our existing markets, and while smaller than our typical centers, they complement our current locations in these markets and allow us to reach key demographics in areas we don't cover with our current centers, in addition to

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

taking advantage of our brand in these markets. We lease eight of the centers and acquired the property of one center. The fair values assigned to the acquired entity were approximately $9.2 million of goodwill and the remainder of the purchase price was related to identifiable assets.
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
We do not present pro forma information for these acquisitions given the immateriality of their results individually and in the aggregate to our consolidated financial statements.
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or ancillary business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or ancillary business, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no impairments on operating assets were deemed to have occurred during the years ended December 31, 2013, 2012 or 2011.
Derivative Instruments and Hedging Activities — As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. Changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of December 31, 2013, the $2.3 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $3.8 million gross fair market value of the swap contract was included in long-term debt. For information regarding the swap contract, see Note 4.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings. No amounts related to ineffectiveness have been recognized in earnings for the years ended December 31, 2013, 2012 or 2011.
Goodwill — The goodwill acquired during the year ended December 31, 2013 is primarily from the acquisition of certain athletic events as well as other smaller acquisitions. We are currently in the process of finalizing the

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

valuation of the assets acquired and liabilities assumed. The goodwill acquired during the year ended December 31, 2012 is primarily from the acquisition of race registration and timing businesses as well as other smaller acquisitions. The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2011	$25,550
Goodwill acquired	11,626
Balance at December 31, 2012	37,176
Goodwill acquired	12,019
Balance at December 31, 2013	$49,195
Goodwill has an indefinite useful life and is not amortized but instead tested for impairment annually at September 30, or more frequently if necessary. We test goodwill at the reporting unit level which is one level below the operating segment. For us, this is generally the individual center or athletic event level. Based upon our review and analysis, no impairments were deemed to have occurred during the years ended December 31, 2013, 2012 or 2011.
Intangible Assets — Intangible assets are comprised of trade names, leasehold rights, curriculum- and technology-based intangible assets and customer relationships. Intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually.
We evaluate our intangible assets for impairment on an annual basis each September 30. We are also required to evaluate these assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Based upon our review and analysis, no impairments were deemed to have occurred during the years ended December 31, 2013, 2012 or 2011.
The following table summarizes the changes in our gross intangible balance:

Balance at December 31, 2011	$10,481
Leasehold rights acquired	4,000
Trade/brand names acquired	5,566
Curriculum- and technology-based intangibles acquired	3,965
Customer relationships acquired	4,519
Balance at December 31, 2012	28,531
Trade/brand names acquired	5,347
Curriculum- and technology-based intangibles acquired	100
Balance at December 31, 2013	$33,978
The leasehold rights acquired during the year ended December 31, 2012 are related to our acquisition of Racquet Club of the South, which we rebranded Life Time Athletic Peachtree Corners. The trade/brand names acquired during the year ended December 31, 2012 are related to the acquisition of race registration and timing businesses and certain athletic events. The curriculum-and technology-based intangibles and the customer relationship intangible acquired during the year ended December 31, 2012 are related to the race registration and timing business acquisition.
The trade/brand names acquired during the year ended December 31, 2013 are primarily related to the acquisition of certain athletic events. The curriculum-and technology-based intangible acquired during the year ended December 31, 2013 is related to a patent purchased for use in our race registration and timing business.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Intangible assets consisted of the following:

	December 31,
	2013			2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Leasehold rights	$6,392	$1,435	$4,957	$6,392	$993	$5,399
Trade/brand names	15,479	1,011	14,468	10,132	503	9,629
Curriculum- and technology-based intangibles	6,695	1,286	5,409	6,595	751	5,844
Customer relationships	5,412	947	4,465	5,412	406	5,006
Total intangible assets	$33,978	$4,679	$29,299	$28,531	$2,653	$25,878
Leasehold rights have useful lives ranging from six to 24 years. Approximately $9.3 million of our trade/brand names have indefinite useful lives. The remaining $6.2 million of our trade/brand names have a weighted-average useful life of approximately 13 years. Curriculum- and technology-based intangibles have useful lives ranging from two to 15 years. The customer relationship intangible has a useful life of 10 years. Amortization expense for intangible assets was $2.0 million, $1.7 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, expected amortization expense for intangible assets for each of the next five years and thereafter was as follows:

2014	$2,062
2015	2,054
2016	1,935
2017	1,910
2018	1,910
Thereafter	10,051
Total expected amortization expense for intangible assets	$19,922
Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2013	2012
Financing costs, net	$10,393	$7,960
Investment in unconsolidated affiliate (see Note 3)	4,761	4,331
Land held for sale	15,787	17,229
Executive nonqualified plan (see Note 11)	5,410	3,980
Other	6,333	7,733
Total other assets	$42,684	$41,233
Land held for sale consists of excess land purchased as part of our original center site acquisitions. All land held for sale is currently being marketed for sale. If the excess land is currently under contract for sale, the cost is reflected as current and listed within prepaid expenses and other current assets. Land held for sale is stated at the lower-of-cost or fair market value less estimated costs to sell.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2013	2012
Payroll related	$14,410	$12,255
Real estate taxes	18,939	18,549
Center operating costs	15,868	14,239
Insurance	6,495	6,911
Interest	1,469	888
Income taxes	59	137
Marketing and information technology accruals	1,642	1,780
Other	8,553	8,574
Total accrued expenses	$67,435	$63,333
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
We recognize, measure, present and disclose uncertain tax positions that we have taken or expect to take in our income tax returns. We recognize a tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
Earnings per Common Share — Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 2,477 and 15,540 for the years ended December 31, 2013 and 2012, respectively, and 42,227 for the year ended December 31, 2011.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2013	2012	2011
Net income	$121,712	$111,538	$92,617
Weighted average number of common shares outstanding – basic	41,263	41,345	40,358
Effect of dilutive stock options	85	116	132
Effect of dilutive restricted stock awards	134	511	440
Weighted average number of common shares outstanding – diluted	41,482	41,972	40,930
Basic earnings per common share	$2.95	$2.70	$2.29
Diluted earnings per common share	$2.93	$2.66	$2.26
The number of total common shares outstanding at December 31, 2013 was 42,115,549.
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
The Compensation Committee of our Board of Directors has the authority to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards, and the authority to delegate that authority. The types of awards that may be granted include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. The value of restricted shares was based upon the closing price of our stock on the dates of issue. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2013, we had 1,234,537 shares available for grant.
We also have performance-based incentive plans. In June 2009 and August 2010, the Compensation Committee approved the grant of a total of 1,016,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted EPS targets in 2011 and 2012. A specified EPS target was achieved for fiscal 2011 and 50% of the restricted shares vested. A specified EPS target was achieved for fiscal 2012 and the remaining 50% of the restricted shares vested. The probability of reaching the targets was evaluated each reporting period. A total of $18.8 million (pretax) was recognized as compensation expense with respect to this grant.
In May, July and August 2012, the Compensation Committee approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. These targets are $13.68 cumulative diluted EPS through 2015 and $18.96 cumulative diluted EPS through 2016. The ROIC target is measured in the last year of the applicable performance period. These targets are 8.9% for 2015 and

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

9.0% for 2016. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, all of the restricted shares will vest. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. A maximum of $28.8 million could be recognized as compensation expense with respect to this grant if all cumulative diluted EPS and ROIC targets are met.
We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the year ended December 31, 2013. If all of the targets had been considered probable at December 31, 2013, we would have recognized $11.6 million of non-cash performance share-based compensation expense during the year ended December 31, 2013. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period.
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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument:

		Fair Value Measurements Using:
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
December 31, 2013	$3,762	$—	$3,762	$—
Interest rate swap liability as of
December 31, 2012	$6,052	$—	$6,052	$—

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and intangible assets, which are remeasured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our consolidated statements of operations.
We had no remeasurements of such assets or liabilities to fair value during the years ended December 31, 2013 or 2012.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amounts related to cash and cash equivalents (Level 1), accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments.
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3). The fair value estimates presented are based on information available to us as of December 31, 2013. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	December 31, 2013
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$487,556	$488,441
Obligations under capital leases	14,965	15,150
Floating-rate debt	346,077	346,077
Total	$848,598	$849,668
Comprehensive Income — Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For us, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a loss of $5.6 million. This difference is related to the interest rate swap contract and foreign currency translation due to expenditures for initial construction costs for the construction and operations of one open center and one center under construction, in Toronto, Canada, our first international locations. For more information on the swap contract, see Note 4.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Changes in Accumulated Other Comprehensive Income by Component — The following table presents information about accumulated other comprehensive income (loss) by component (net of tax):

	Gains (Losses) on Cash Flows Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(1,788)	$(805)	$(2,593)
Other comprehensive income	(1,843)	(365)	(2,208)
Balance at December 31, 2012	(3,631)	(1,170)	(4,801)
Other comprehensive income	1,374	(2,188)	(814)
Balance at December 31, 2013	$(2,257)	$(3,358)	$(5,615)
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
Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Accounts receivable	$685	$(2,211)	$(565)
Income tax receivable	(6,698)	(5,026)	4,894
Center operating supplies and inventories	(5,555)	(3,093)	(3,423)
Prepaid expenses and other current assets	3,190	5,022	(9,150)
Deferred membership origination costs	3,329	2,172	1,322
Accounts payable	(3,986)	10,160	3,324
Accrued expenses	10,404	12,568	8,853
Deferred revenue	(5,918)	3,108	1,988
Deferred rent liability	6,473	(1,428)	3,040
Other liabilities	709	1,727	(6)
Changes in operating assets and liabilities	$2,633	$22,999	$10,277

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Our capital expenditures were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Cash purchases of property and equipment	$348,948	$224,194	$165,335
Non-cash change in construction accounts payable	22,134	3,316	(2,450)
Other non-cash changes to property and equipment	(5,964)	5,604	839
Total capital expenditures	$365,118	$233,114	$163,724
We made cash payments for income taxes for each of the three years ended December 31, 2013, 2012 and 2011 of $71.9 million, $61.5 million and $48.4 million, respectively.
We made cash payments for interest, net of capitalized interest, for each of the three years ended December 31, 2013, 2012 and 2011 of $22.9 million, $23.8 million and $17.7 million, respectively. Capitalized interest was $3.3 million, $1.1 million and $1.2 million during those same periods, respectively.
Construction accounts payable and accounts payable related to property and equipment was $47.3 million at December 31, 2013 and $25.2 million at December 31, 2012.
In December 2011, we purchased the land and building of six of our existing centers we had previously leased. The purchase was financed by borrowings from our credit facility and the assumption of a securitized commercial mortgage-backed loan of approximately $72.1 million (see Note 4), which approximates fair value, based on an independent assessment.
New Accounting Pronouncements — In July 2012, the FASB updated guidance on intangible asset impairment testing. The guidance became effective for us in fiscal 2013. The amendments in this update allow companies to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the update, a company is not required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The implementation of the guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), which became effective for us in fiscal 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements. It did not amend any existing requirements for reporting net income or OCI in the financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.

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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In May 2011, Bloomingdale LLC financed the outstanding amount of the taxable bond indebtedness with a mortgage loan from a bank in the amount $7.3 million. As additional security for the mortgage loan, all of the members separately guaranteed one-third of the loan. As of December 31, 2013, the maximum amount of future payments under our one-third of the guarantee was $1.6 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, each of the other two members are guaranteed to receive cash distributions from Bloomingdale LLC. The amount of these aggregated distributions is, and will continue to be throughout the term of the agreement, approximately $0.7 million annually per member. A determination will be made on an annual basis regarding the distribution of any net cash flow to each of the members in addition to the guaranteed payments. We are entitled to receive annual distributions once guaranteed payments and adjustment payments have been made. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members received distributions from Bloomingdale LLC in the amount of $0.9 million, $1.0 million and $0.9 million for each of the three years ended December 31, 2013, 2012 and 2011, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

4.	Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2013	2012
Revolving credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires July 2018, collateralized by certain personal property	$510,500	$454,000
Interest rate swap on notional amount of $200,000 at a fixed annual rate of 1.32% plus the applicable spread, expires June 2016	3,762	6,052
Mortgage notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017 and collateralized by certain related real estate and buildings	95,207	96,909
Mortgage notes payable with monthly interest and principal payments totaling $775 including interest at 4.45%, expiring March 2023 and collateralized by certain related real estate and buildings.	70,457	—
Mortgage notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016 and collateralized by certain related real estate and buildings	68,173	70,175
Mortgage notes payable with monthly interest and principal payments totaling $423 including interest at 4.48%, expiring September 2026 and collateralized by certain related real estate and buildings.	49,287	—
Variable rate demand notes, interest due monthly at a variable rate resetting weekly, principal due annually according to an agreement with a Letter of Credit provider that secures the notes which mature in July 2033	31,815	32,385
Mortgage notes payable to banks with monthly interest and principal payments totaling $27 and $205, respectively, including interest ranging from 6.25% to 7.10%, expiring between November 2013 and May 2024 and collateralized by certain related real estate and buildings	2,397	20,616
Promissory note payable to lender, monthly interest and principal payments totaling $80 including interest at 5.78% to January 2015, collateralized by a certain interest in secured property	—	5,786
Other debt including promissory note payable and special assessments payable	2,035	3,106
Total debt (excluding obligations under capital leases)	833,633	689,029
Obligations under capital leases (see below)	14,965	15,441
Total debt	848,598	704,470
Less current maturities	24,505	12,603
Total long-term debt	$824,093	$691,867
Revolving Credit Facility
In June 2011, we entered into a Third Amended and Restated Credit Agreement with U.S. Bank National Association, as administrative agent, and the other lenders from time to time party thereto, which amended and restated our prior credit agreement. The material changes to the revolving credit facility were an increase in the amount of the facility from $470.0 million to $660.0 million, which could be increased by an additional $240.0 million upon the exercise of an accordion feature by us if one or more lenders committed the additional $240.0 million, an extension of the term of the facility to June 2016 and a change in the interest rate and the primary financial covenants under the facility.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In July 2013, we entered into the Second Amendment to the Third Amended and Restated Credit Agreement (the "Credit Agreement") with U.S. Bank National Association, as administrative agent and lender, and other lenders from time to time a party thereto. The material amendments to the Credit Agreement were (i) an increase to the amount of our revolving credit facility from $660.0 million to $760.0 million and a new $100.0 million term loan and (ii) an extension of the term of the facility to July 2018. The revolving credit facility may be increased by an additional $240.0 million upon the exercise of an accordion feature if one or more lenders commit the additional $240.0 million. The new term loan dated July 31, 2013 amortizes at the rate of 5.0% of the original term loan amount on an annual basis. The facility remains floating rate with a spread over LIBOR or Prime. The spreads under the leverage-based pricing grid in the facility remain unchanged, as do the financial covenant ratio thresholds.
At December 31, 2012, $454.0 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.4%. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2012 was 2.6% and $390.6 million, respectively. The maximum month-end balance during the year ended December 31, 2012 was $454.0 million.
At December 31, 2013, $510.5 million was outstanding on the revolving credit facility at a weighted average interest rate of 2.4%, plus $9.6 million related to letters of credit. The weighted average interest rate and debt outstanding under the revolving credit facility for the year ended December 31, 2013 was 2.5% and $411.9 million, respectively. The maximum month-end balance during the year ended December 31, 2013 was $510.5 million.
Interest Rate Swap
In August 2011, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings from our revolving credit facility at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract was designated a hedge against interest rate volatility. We applied this hedge to variable rate interest debt under the U.S. Bank credit facility. Changes in the fair market value of the swap contract were recorded in accumulated other comprehensive (loss) income. As of December 31, 2013, the $2.3 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $3.8 million gross fair market value of the swap contract was included in long-term debt.
Mortgage Financing
In January 2007, a wholly owned subsidiary obtained a mortgage-backed loan in the original principal amount of $105.0 million from Goldman Sachs Commercial Mortgage Capital, L.P. pursuant to a loan agreement dated January 2007. The mortgage financing is secured by six properties owned by the subsidiary and operated as Life Time Fitness centers. The mortgage financing matures in February 2017. Interest on the amounts borrowed under the mortgage financing referenced above is 6.03% per annum, with a constant monthly debt service payment of $0.6 million. As additional security for the subsidiary's obligations under this mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2013, $95.2 million remained outstanding on the loan.
In February 2013, a wholly-owned subsidiary obtained a mortgage loan in the original principal amount of $75.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by five properties and matures in March 2023. Interest on the amounts borrowed is 4.45% per annum, with a constant monthly debt service payment of $0.8 million. As of December 31, 2013, $70.5 million remained outstanding on the loan.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

In connection with the purchase of six previously leased Life Time Fitness centers, in December 2011 a wholly owned subsidiary assumed a securitized commercial mortgage-backed loan dated December 2006 in the original principal amount of $80.0 million from the landlord. The assumed amount of the loan was $72.1 million and matures in December 2016. Interest on the loan is 5.75% per annum, with a constant monthly debt service payment of $0.5 million. The loan is secured by mortgages on the six properties purchased by the subsidiary and certain other tangible and intangible property of the subsidiary. Also in connection with the purchase and financing, our wholly owned subsidiary assumed the lease agreement previously executed in June of 2006 between the landlord and another of our wholly owned subsidiaries as tenant of the six properties. Our subsidiaries may not terminate the lease or transfer their interests in the properties except as permitted under the loan and lease agreements. We guarantee the obligations of our subsidiary as tenant under the lease. As of December 31, 2013, $68.2 million remained outstanding on the loan.
In August 2013, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $50.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by three properties and matures in September 2026. Interest on the amounts borrowed is 4.48% per annum, with a constant monthly debt service payment of $0.4 million. As of December 31, 2013, $49.3 million remained outstanding on the loan.
In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. At December 31, 2013, $2.4 million was outstanding.
In November 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.95% amortized over a 15-year period. This obligation was due in full in November 2014. As security for the obligation, we granted a mortgage on this center. In April 2013, we prepaid the mortgage note payable using our revolving credit facility. Concurrent with the prepayment, the mortgage was released on the related center.
In March 2009, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.25% amortized over a 15-year period. This obligation was due in full in March 2014. As security for the obligation, we granted a mortgage on this center. In June 2013, we prepaid the mortgage note payable using our revolving credit facility. Concurrent with the prepayment, the mortgage was released on the related center.
In November 2008, we financed one Minnesota center using an obligation bearing interest at a fixed rate of 6.54% amortized over a 20-year period. This obligation was due in full November 2013. As security for the obligation, we granted a mortgage on this center. In June 2013, we prepaid the mortgage note payable using our revolving credit facility. Concurrent with the prepayment, the mortgage was released on the related center.
Variable Rate Demand Notes
In July 2008, a wholly owned subsidiary issued variable rate demand notes in the principal amount of $34.2 million, the proceeds of which were used to provide permanent financing for our corporate headquarters and our Overland Park, Kansas center. The notes, which mature in July 2033, bear interest at a variable rate that is adjusted weekly. The interest rate at December 31, 2013 was 0.2%. The notes are backed by a letter of credit from General Electric Capital Corporation ("GECC"), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. In connection with the letter of credit, which expires in June 2023, the borrower subsidiary entered into a reimbursement agreement with GECC. Under the terms of the reimbursement agreement, if the notes are purchased with proceeds of a drawing under the letter of credit, and cannot thereafter be remarketed, GECC is obligated to hold the notes and the indebtedness evidenced by those notes will be amortized over a period ending June 2023. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

subsidiary’s obligations under the leases that will fund any reimbursement obligations. As of December 31, 2013, $31.8 million remained outstanding on the notes.
Promissory Note Payable to Lender
In December 2007, we borrowed $8.5 million, evidenced by a promissory note that matures in January 2015, bears fixed interest at 5.78% and is secured by an interest in certain personal property. In April 2013, we prepaid this promissory note payable using our revolving credit facility.
Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2013 are as follows:

2014	$14,238
2015	14,836
2016	80,779
2017	101,174
2018	522,713
Thereafter	99,893
Total future maturities of long-term debt (excluding capital leases)	$833,633
Capital Leases
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2013, the present value of the future minimum lease payments due under the lease amounted to $5.1 million.
In March 2007, we entered into a ground lease which runs through October 2048 for our Loudoun County, Virginia center. Pursuant to the terms of the lease which qualifies as a capital lease, we have an option to purchase the land by giving notice during the fifth or tenth lease year. We intend to give notice and purchase the land during 2014; therefore the entire amount of the capital lease is in current maturities of long-term debt. At December 31, 2013, the present value of the future minimum lease payments due under the lease amounted to $9.7 million.
We have financed the purchase of some equipment through a capital lease agreement with an agent and lender, on behalf of itself and other lenders. This lease ran through April 2013 at an interest rate of 5.5%. As security for the obligations owing under the capital lease agreements, we granted a security interest in the leased equipment to the lender or its assigns. In April 2013, we made the final payment on this obligation. Concurrent with the payoff, the security interest in the leased equipment was released.
We are a party to capital equipment leases with third parties which include monthly rental payments of less than $0.1 million as of December 31, 2013. Amortization recorded for these capital leased assets totaled $0.4 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. The following is a summary of property and equipment recorded under capital leases:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

	December 31,
	2013	2012
Land and buildings	$15,467	$15,339
Equipment	—	3,856
Gross property and equipment under capital lease	15,467	19,195
Less accumulated amortization	3,635	6,296
Net property and equipment under capital lease	$11,832	$12,899
Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2013 are as follows:

2014	$11,460
2015	1,075
2016	1,057
2017	1,020
2018	1,020
Thereafter	2,424
Total future minimum lease payments	18,056
Less amounts representing interest	3,091
Present value of net minimum lease payments	14,965
Current portion	10,267
$4,698

5.	Subsequent Event
Financing. In January 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $80.0 million from Well Fargo Bank, N.A. pursuant to a promissory note and related agreements dated January 28, 2014. The mortgage financing is secured by mortgages on five properties owned by the subsidiary and operated as Life Time Fitness centers located in Orland Park, Illinois, Centreville, Virginia, South Austin, Texas, San Antonio, Texas and Gilbert, Arizona. The mortgage financing matures in February 1, 2024. Interest on the amounts borrowed under the mortgage financing referenced above is 5.06% per annum, with a constant monthly debt service payment of $0.5 million. Our subsidiary LTF Real Estate CMBS II, LLC as landlord, and LTF Club Operations Company, Inc., another wholly owned subsidiary as tenant, entered into a lease agreement dated January 28, 2014 with respect to the properties. The initial term of the lease is for 15 years, but may be extended at the option of LTF Club Operations Company, Inc. for five additional five-year terms. Our subsidiaries may not transfer any of the properties except as permitted under the loan agreements. We guaranty the obligations of our subsidiary as tenant under the lease.
As additional security for the subsidiary's obligations under the mortgage financing, the subsidiary granted a security interest in certain personal property of the subsidiary, the rents and leases from the properties and and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing.
Acquisition. In January 2014, we acquired an athletic event operating company which operates a series of athletic events around the country. This acquisition complements our existing portfolio of athletic events. The acquisition price was less than one percent of our consolidated total assets at December 31, 2013. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

6.	Income Taxes
The provision for income taxes is comprised of:

	For the Year Ended December 31,
	2013	2012	2011
Current tax expense
Federal	$64,059	$67,039	$50,213
State and local	7,000	7,653	6,358
Total current tax expense	71,059	74,692	56,571
Deferred tax expense
Federal	6,082	(2,429)	5,379
State and local	1,514	417	178
Total deferred tax expense	7,596	(2,012)	5,557
Non-current tax expense (benefit)	—	17	(318)
Income tax provision	$78,655	$72,697	$61,810
The amount of deferred tax expense does not reconcile to the change in the deferred tax year end balances due to the tax effect of other comprehensive income or additional paid-in capital items.
The reconciliation between our effective tax rate on income before income taxes and the statutory tax rate is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Income tax provision at federal statutory rate	$70,128	$64,482	$54,049
State and local income taxes, net of federal tax benefit	8,514	8,070	6,536
Other, net	13	145	1,225
Income tax provision	$78,655	$72,697	$61,810
Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the net deferred tax liability are as follows:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

	As of December 31,
	2013	2012
Deferred tax assets:
Accrued rent expense	$9,566	$8,297
Other comprehensive income	3,912	3,216
Accrued equity compensation	4,150	7,670
Deferred revenue	3,502	4,061
Foreign net operating loss	1,050	1,145
Other	1,913	1,923
Total deferred tax assets	24,093	26,312
Deferred tax liabilities:
Property and equipment	(103,417)	(97,628)
Partnership interest	(4,622)	(5,781)
Costs related to deferred revenue	(5,728)	(7,242)
Other	(3,949)	(2,357)
Total deferred tax liabilities	(117,716)	(113,008)
Net deferred tax liability	$(93,623)	$(86,696)

Current deferred tax assets	$10,615	$14,502
Current deferred tax liabilities	(3,734)	(5,689)
Net current deferred tax assets	6,881	8,813
Non-current deferred tax assets	13,478	11,810
Non-current deferred tax liabilities	(113,982)	(107,319)
Net non-current deferred tax liabilities	(100,504)	(95,509)
Net deferred tax liability	$(93,623)	$(86,696)
The following is a reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefit – beginning balance	$746	$868	$1,229
Gross increases – tax positions in current period	300	300	100
Prior year increases	—	—	46
Prior year decreases	—	(150)	—
Lapse of statute of limitations	(251)	(272)	(507)
Unrecognized tax benefit – ending balance	$795	$746	$868
Included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 are $0.8 million, $0.5 million and $0.5 million, respectively, of benefits that, if recognized, would affect the effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest of $0.1 million during 2013 and in total, as of December 31, 2013, had recognized a liability for penalties and interest of $0.1 million. During 2012, we accrued penalties and interest of $0.1 million and in total, as of December 31, 2012 had recognized a liability for penalties

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

and interest of $0.1 million. During 2011, we accrued penalties and interest of $0.1 million and in total, as of December 31, 2011, had recognized a liability for penalties and interest of $0.1 million.
We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
We are subject to taxation in the U.S., Canada and various states. Our tax years 2010, 2011 and 2012 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2010.
We have an income tax net operating loss carryforward related to our Canada operations of approximately $4.2 million, which expires in 19 years.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2013 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $1.4 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

7.	Share-Based Compensation
Stock Option and Incentive Plans
The 2004 Long-Term Incentive Plan (the 2004 Plan) originally reserved 3,500,000 shares of our common stock for issuance. In 2009, our shareholders authorized an additional 1,750,000 shares. The types of awards that could be granted under the 2004 Plan included incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under prior stock option and incentive plans. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2013, we had granted a total of 1,929,665 options to purchase common stock under the 2004 Plan, of which options to purchase 215,668 shares were outstanding. We also granted a total of 3,294,359 restricted shares under the 2004 Plan, of which 219,099 restricted shares were unvested. In connection with approval of the 2011 Long-Term Incentive Plan (the 2011 Plan), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 2004 Plan.
The 2011 Plan reserved 2,500,000 shares of our common stock for issuance. Under the 2011 Plan, the Compensation Committee of our Board of Directors administers the 2011 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. Eligible participants under the 2011 Plan included our officers, employees, non-employee directors and consultants. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. The restricted shares generally vest over periods ranging from one to four years. During the year ended December 31, 2013, we granted 363,106 restricted shares under the 2011 Plan. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $41.80 to $49.90 during 2013. As of December 31, 2013, we had granted a total of 1,446,212 restricted shares under the 2011 Plan, of which 1,210,632 restricted shares were unvested. As of December 31, 2013, 1,234,537 shares remain available for grant under the 2011 Plan.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Total share-based compensation expense, which includes stock option expense and restricted stock expense, included in our consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2013	2012	2011
Share-based compensation expense related to restricted shares	$12,349	$14,566	$19,647
Share-based compensation expense related to employee stock purchase plan	120	120	120
Total share-based compensation expense	$12,469	$14,686	$19,767
Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2010	1,917,873	$21.19
Granted	367,668	$38.36
Canceled	(6,744)	$26.62
Vested	(376,714)	$22.32
Outstanding at December 31, 2011	1,902,083	$24.27
Granted	1,052,466	$47.28
Canceled	(30,289)	$33.51
Vested	(855,092)	$22.54
Outstanding at December 31, 2012	2,069,168	$36.55
Granted	363,106	$42.51
Canceled	(141,898)	$42.84
Vested	(860,646)	$25.33
Outstanding at December 31, 2013	1,429,730	$44.19
During the years ended December 31, 2013, 2012 and 2011, we issued 363,106 shares, 1,052,466 shares and 367,668 shares of restricted stock, respectively, with an aggregate fair value of $15.4 million, $49.8 million and $14.1 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2013 was $21.8 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of December 31, 2013, there was $22.1 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.2 years.
Special 2009 Long-Term Performance-Based Restricted Stock Grant
In June 2009 and August 2010, the Compensation Committee of our Board of Directors approved the grant of a total of 1,016,000 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain diluted earnings per share (“EPS”) targets in 2011 and 2012. A specified diluted EPS target was achieved for fiscal 2011 and consequently, 50% of the then-outstanding restricted shares (representing 453,500 shares of restricted stock) vested. A specified diluted EPS target was achieved for fiscal 2012 and consequently, the remaining restricted shares (representing 448,000 shares of restricted stock) vested.
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and an additional $3.9 million in 2011. In fourth

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

quarter 2011, we determined that achieving the 2012 diluted EPS targets required for vesting of the remaining restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million in fourth quarter 2011 and $2.6 million in 2012. All of the vested restricted shares were included in our share count at December 31, 2012 and 2013.
Special 2012 Long-Term Performance-Based Restricted Stock Grant
In May, July and August 2012, the Compensation Committee of our Board of Directors approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and ROIC targets during performance periods that end on December 31, 2015 and December 31, 2016. These shares are included in the overall number of 1,052,466 restricted shares granted during the year ended December 31, 2012.
The Compensation Committee set the cumulative diluted EPS targets at 1.5 times the compound annual growth rate under our then-current long range plan and the ROIC targets at 1.1 times the ROIC under our then-current long range plan. The following are the performance metrics underlying the targets:

	Cumulative Diluted EPS		ROIC
	Measurement Period	EPS Target	Measurement Period	ROIC Target
2015 Performance Period	4/1/2012		1/1/2015
50% vest if we achieve both performance targets	through		through
	12/31/2015	$13.68	12/31/2015	8.9%
2016 Performance Period	4/1/2012		1/1/2016
All/remaining vest if we achieve both performance targets	through		through
	12/31/2016	$18.96	12/31/2016	9.0%
A maximum of $28.8 million could be recognized as compensation expense under this grant if all cumulative diluted EPS and ROIC targets are met. We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the years ended December 31, 2013 or 2012.
If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. If all of the targets had been considered probable at December 31, 2013, we would have recognized $11.6 million of non-cash performance share-based compensation expense during the year ended December 31, 2013. The probability of reaching the targets is evaluated each reporting period. If we later determined that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants will be met, no further compensation expense would be recognized and any previously recognized compensation expense would be reversed. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. None of these shares were included in our total diluted share count at December 31, 2013 or 2012.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	552,625	$23.30	3.8	$10,009
Exercised	(142,384)	$22.21
Canceled	(3,041)	$31.40
Outstanding at December 31, 2011	407,200	$23.62	2.9	$9,429
Exercised	(115,690)	$20.25
Canceled	—	$—
Outstanding at December 31, 2012	291,510	$24.96	2.0	$7,073
Exercised	(74,242)	$23.36
Canceled	(1,600)	$8.00
Outstanding at December 31, 2013	215,668	$25.64	1.1	$4,616
Vested at December 31, 2013	215,668	$25.64	1.1	$4,616
No stock options have been granted since 2007. As of December 31, 2013, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our closing stock price at each year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31 of each year presented above. The intrinsic value changes based on the fair market value of our stock. Total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $3.3 million and $2.8 million, respectively.
Our net cash proceeds from the exercise of stock options were $1.7 million, $2.3 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The excess income tax benefit realized from stock option exercises was $5.9 million, $8.5 million and $3.5 million, respectively, for those same periods. This tax benefit is presented as a financing cash inflow with a corresponding offset included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period during 2013 under the ESPP began January 1, 2013 and ended June 30, 2013. The second purchase period began July 1, 2013 and ended December 31, 2013. Compensation expense under the ESPP, which was $0.1 million for each of 2013, 2012 and 2011, is based on the discount of 10% at the end of the purchase period. In 2013, $1.4 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,260,727 shares of common stock available for purchase under the ESPP as of December 31, 2013.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

under our ESPP. During 2013, we repurchased 27,093 shares for $1.3 million. As of December 31, 2013, there were 260,727 remaining shares authorized to be repurchased for this purpose.
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time. During 2013, we repurchased 682,634 shares under this program for $31.0 million. This authorization terminated in August 2013 with the authorization of a new share repurchase program.
In August 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on August 16, 2015, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During 2013, we repurchased 646,701 shares under this program for $31.0 million. As of December 31, 2013, there was $169.0 million remaining authorized under this program.

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
The following table presents revenue for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Membership dues	$766,846	$727,596	$663,439
Enrollment fees	13,941	15,346	18,447
Personal training	184,522	169,074	147,065
Other in-center	190,995	179,191	161,409
Total center revenue	1,156,304	1,091,207	990,360
Other revenue	49,600	35,740	23,314
Total revenue	$1,205,904	$1,126,947	$1,013,674

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

9.	Commitments and Contingencies
Lease Commitments — We lease certain property under operating leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable operating leases at December 31, 2013 are as follows:

2014	$39,301
2015	40,967
2016	40,199
2017	39,845
2018	40,228
Thereafter	461,842
Total minimum annual payments under all noncancelable operating leases	$662,382
Rent expense under operating leases was $40.3 million, $38.7 million and $42.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on the straight-line basis over the life of the lease.
Sale-Leaseback Transactions — In 2003, we financed two of our Michigan centers pursuant to the terms of a sale-leaseback transaction that qualified as an operating lease. Pursuant to the terms of the lease, we agreed to lease the centers for a period of 20 years. At December 31, 2013, the future minimum lease payments due under the lease amounted to $53.1 million.
In August 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (“Senior Housing”) providing for the sale of certain properties to Senior Housing in a sale-leaseback transaction. The properties are located in Alpharetta, Georgia; Allen, Texas; Omaha, Nebraska; and Romeoville, Illinois (the “Properties”), and were sold to Senior Housing for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Senior Housing. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible net worth of at least $200.0 million. At December 31, 2013, the future minimum lease payments due under the lease amounted to $162.2 million.
In September 2008, a wholly owned subsidiary sold certain properties to LT FIT (AZ-MD) LLC, an affiliate of W.P. Carey & Co., LLC (“W.P. Carey”). The properties are located in Scottsdale, Arizona and Columbia, Maryland (the “Properties”), and were sold to W.P. Carey for approximately $60.5 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and W.P. Carey, our subsidiary will lease the properties from W.P. Carey. The Lease has a total term of 40 years, including an initial term of 20 years and four consecutive automatic renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and are automatically exercised if notice is not provided to W.P. Carey 18 months before the lease term ends. The initial rent

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

will be approximately $5.7 million per year, increased after every year during the initial term and each year of any renewal option, if exercised, by an amount equal to 2% of the rent paid in the calendar year immediately before the effective date of the rent increase. The Lease is an “absolute net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of W.P. Carey. Pursuant to the terms of a Guaranty and Suretyship Agreement, we have guaranteed the subsidiary’s obligations under the Lease. At December 31, 2013, the future minimum lease payments due under the lease amounted to $108.5 million.
We account for the sale-leaseback transactions as operating leases. The gains we recognized upon completion of the sale-leaseback transactions, a total of $7.4 million, have been deferred and are being recognized over the lease term. At December 31, 2013, $5.4 million remains to be recognized.
Purchase Commitments — We contract in advance for land purchases and construction services and materials, among other things. The purchase commitments were $142.7 million, $93.8 million and $71.0 million at December 31, 2013, 2012 and 2011, respectively.
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
401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $2.3 million, $2.9 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Letters of Credit — As of December 31, 2013, we had $9.6 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation and commercial liability insurance. Such letters of credit are secured by the collateral under our senior secured credit facility. As of December 31, 2013, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2013, we had posted bonds totaling $15.3 million related to construction activities and operational licensing.
Guarantee — In May 2011, Bloomingdale LLC borrowed $7.3 million from a bank. Each of the members separately guaranteed one-third of the outstanding loan amount. As of December 31, 2013, the maximum amount of future payments under our one-third of the guarantee was $1.6 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.

10.	Related Party Transactions
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our chairman of the board of directors and chief executive officer has a 100% interest. We paid rent pursuant to this lease of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The terms of the lease were negotiated by one of our independent directors on behalf of our company

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

and were reviewed and approved by a majority of our independent and disinterested directors. To assist our board of directors in evaluating this transaction, a third-party expert was retained at the time of transaction to review the terms of the lease. The third-party expert determined that the terms of the lease were at market rates.

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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We made matching contributions to this plan during fiscal 2013. Any contributions to this plan vest to each participant according to their years of service with us. At December 31, 2013, $5.7 million had been deferred and is being held on behalf of the employees. This amount is reflected as an other long-term liability on the balance sheet.

12.	Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations:

	2013				2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$290,747	$308,108	$316,011	$291,038	$268,447	$288,304	$294,873	$275,323
Gross profit (1)	111,779	118,866	116,058	113,392	103,325	112,388	112,449	107,158
Income from operations	52,374	60,726	62,856	48,668	48,322	56,583	59,408	43,915
Net income	28,101	33,187	34,386	26,038	25,672	30,292	32,144	23,430
Earnings per share (2):
Basic (3)	$0.68	$0.80	$0.83	$0.64	$0.62	$0.73	$0.77	$0.57
Diluted (3)	$0.67	$0.80	$0.83	$0.63	$0.62	$0.73	$0.77	$0.56

(1)	We define gross profit as total center revenue less center operations expenses.

(2)	See Note 2 for discussion on the computation of earnings per share.

(3)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
[s] DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.:
We have audited the internal control over financial reporting of Life Time Fitness, Inc. (a Minnesota corporation) and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.
[s] DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on management's assessment and those criteria, they believe that, as of December 31, 2013, we maintained effective internal control over financial reporting.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2014 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.
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
The following table sets forth the name, age and positions of each of our executive officers as of February 28, 2014:

Name	Age	Position
Bahram Akradi	52	Chairman of the Board of Directors, President and Chief Executive Officer
Michael R. Robinson	54	Executive Vice President and Chief Financial Officer
Eric J. Buss	47	Executive Vice President
Tami A. Kozikowski	52	Executive Vice President, Real Estate and Development
Jeffrey G. Zwiefel	51	Executive Vice President and Chief Operating Officer
Jess R. Elmquist	46	Executive Vice President, Human Resources and Life Time University
Bahram Akradi founded our company in 1992 and has been a director since our inception. Mr. Akradi was elected Chief Executive Officer and Chairman of the Board of Directors in May 1996. In December 2009, Mr. Akradi was appointed President of our company; a position he also held from 1992 through December 2007. Mr. Akradi has over 30 years of experience in Healthy Way of Life initiatives. From 1984 to 1989, he led U.S. Swim & Fitness Corporation as its co-founder and Executive Vice President. Mr. Akradi was a founder of the health and fitness Industry Leadership Council.
Michael R. Robinson was elected Executive Vice President and Chief Financial Officer upon joining our company in March 2002.  In August 2013, Mr. Robinson announced his planned retirement from his position as Executive Vice President and Chief Financial Officer in early 2014. His retirement is effective as of the end of day March 1, 2014. Prior to joining our company, Mr. Robinson was most recently Executive Vice President and Chief Financial Officer of Next Generation Network, Inc., a digital video advertising company, from April 2000 to March 2002.  Prior to April 2000, Mr. Robinson spent approximately 17 years with Honeywell International, Inc., a diversified technology and manufacturing company, where he held senior management positions from 1994 to March 2000.  From 1995 to 1997, Mr. Robinson held the position of Vice President of Investor Relations and he was responsible for financial communications with investors and other third parties.  From 1997 to 2000, he was the Vice President of Finance, Logistics and Supply for Europe, the Middle East and Africa where he managed accounting, finance, tax and treasury functions.
Eric J. Buss joined our company in September 1999 as Vice President of Finance and General Counsel.  Mr. Buss was elected Secretary in September 2001 and was named Senior Vice President of Corporate Development in December 2001 and Executive Vice President in August 2005. In December 2010, Mr. Buss transitioned from the General Counsel and Secretary positions, and became responsible for the company’s media division in addition to his other responsibilities as an Executive Vice President. In August 2013, Mr. Buss transitioned from his role overseeing the media division and other businesses and administrative functions to support the finance function with Mr. Robinson’s announcement of his planned retirement. On February 19, 2014, our Board of Directors appointed

Mr. Buss to Interim Chief Financial Officer, effective March 2, 2014. Prior to joining our company, Mr. Buss was an associate with the law firm of Faegre & Benson LLP (now Faegre Baker Daniels, LLP) from 1996 to August 1999. Prior to beginning his legal career, Mr. Buss was employed by Arthur Andersen LLP.
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
Jeffrey G. Zwiefel joined our company in December 1998 as Vice President, Health Enhancement Division and became Vice President of Fitness, Training and New Program Development in January 2004. Mr. Zwiefel was named Senior Vice President, Life Time University in March 2005. Mr. Zwiefel was named Executive Vice President of Operations in 2008, and Executive Vice President and Chief of Operations in October 2011. In October 2013, Mr. Zwiefel was named Executive Vice President and Chief Operating Officer. Mr. Zwiefel has 23 years of comprehensive and diverse experience in the health, fitness and wellness industry. Prior to joining our company in 1999, Mr. Zwiefel worked for over nine years with NordicTrack, Inc. where he served most recently as Vice President, Product Development. Mr. Zwiefel has a M.S. in exercise physiology.
Jess R. Elmquist joined our company in June 2005 as Senior Director of Life Time University. Mr. Elmquist previously led our company’s corporate sales division as the Vice President of Corporate Sales & Marketing from 1997 to 2001. In April 2008, Mr. Elmquist was named Vice President of Life Time University, and named Senior Vice President of Life Time University in November 2010. Mr. Elmquist was then appointed Executive Vice President, Human Resources and Life Time University, in November 2013. Mr. Elmquist has over 16 years of comprehensive experience leading  teams, training and certification while supporting the human resources function at Life Time. Prior to joining Life Time in 1997, Mr. Elmquist worked in the Minnesota public school system for six years. Mr. Elmquist has a B.A. in Education.
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
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
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
10.2#	LIFE TIME FITNESS, Inc. 1998 Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on March 19, 2004.
10.3#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009).	Incorporated by reference to Appendix B to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009.
10.4#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.17 to the Registrant's Form10-K for the year ended December 31, 2008 (File No. 001-32230).
10.5#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).

Exhibit No.	Description	Method of Filing
10.6#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).
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
10.12
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 10, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 2010 (File No. 001-32230).
10.13#	Form of 2009 Restricted Stock Agreement (Forfeiture Component) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2009 (File No. 001-32230).
10.14#	Form of 2010 Restricted Stock Agreement (Forfeiture Component) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).
10.15#	Life Time Fitness, Inc. 2011 Long-Term Incentive Plan.	Incorporated by reference to Appendix A to the Registrant's proxy statement for its 2011 Annual Meeting of Shareholders (File No. 001-32230) filed with the Commission on March 7, 2011.
10.16#	Form of 2011 Restricted Stock Agreement (Forfeiture Component) for 2004 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2011 (File No. 001-32230).
10.17#	Form of 2011 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2011 (File No. 001-32230).

Exhibit No.	Description	Method of Filing
10.18
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
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2011 (File No. 001-32230).
10.19#	Form of 2012 Restricted Stock Agreement (Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2012 (File No. 001-32230).
10.20
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
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2012 (File No. 001-32230).
10.21#	Form of 2013 Restricted Stock Agreement (Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2013 (File No. 001-32230).
10.22#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2013 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 7, 2013.
10.23
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
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated July 24, 2013 (File No. 001-32230).
10.24#	Form of 2013 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2013 (File No. 001-32230).
10.25#	Form of Restricted Stock Agreement for 2011 Long-Term Incentive Plan with performance-based vesting component (May 2012 grants).	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated December 18, 2013 (File No. 001-32230).
21	Subsidiaries of the Registrant.	Filed Electronically.

Exhibit No.	Description	Method of Filing
23	Consent of Independent Registered Public Accounting Firm.	Filed Electronically.
24	Powers of Attorney.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of shareholders' equity, (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.
Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

LIFE TIME FITNESS, INC.

By:	/s/ Bahram Akradi
Bahram Akradi Chairman of the Board of Directors, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2014 by the following persons on behalf of the Registrant in the capacities indicated.

LIFE TIME FITNESS, INC.

By:	/s/ Bahram Akradi
Bahram Akradi Chairman of the Board of Directors, President, Chief Executive Officer and Director (Principal Executive Officer and Director)

By:	/s/ Michael R. Robinson
Michael R. Robinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
John M. Hugo Senior Vice President and Corporate Controller (Principal Accounting Officer)

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