Form 10-Q
period 2014-03-31
LIFE TIME FITNESS, INC.
filed 2014-04-29
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock as of April 18, 2014 was 40,870,982 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,540	$8,334
Accounts receivable, net	12,114	8,298
Center operating supplies and inventories	33,495	32,778
Prepaid expenses and other current assets	32,330	25,802
Deferred membership origination costs	9,549	9,945
Deferred income taxes	3,644	6,881
Income tax receivable	—	6,698
Total current assets	103,672	98,736
Property and equipment, net	2,147,753	2,105,077
Restricted cash	1,137	850
Deferred membership origination costs	4,980	5,210
Goodwill	59,195	49,195
Intangible assets, net	34,783	29,299
Other assets	42,370	42,684
Total assets	$2,393,890	$2,331,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$27,095	$24,505
Accounts payable	29,082	28,645
Construction accounts payable	39,116	47,342
Accrued expenses	73,117	67,435
Deferred revenue	45,198	35,032
Total current liabilities	213,608	202,959
Long-term debt, net of current portion	902,023	824,093
Deferred rent liability	33,070	28,933
Deferred income taxes	97,423	100,504
Deferred revenue	5,013	5,246
Other liabilities	21,278	21,287
Total liabilities	1,272,415	1,183,022
Commitments and contingencies (Note 6)
Shareholders' equity:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 41,277,944 and 42,115,549 shares issued and outstanding, respectively	826	843
Additional paid-in capital	347,964	402,147
Retained earnings	778,969	750,654
Accumulated other comprehensive loss	(6,284)	(5,615)
Total shareholders’ equity	1,121,475	1,148,029
Total liabilities and shareholders' equity	$2,393,890	$2,331,051
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenue:
Membership dues	$196,815	$186,374
Enrollment fees	3,123	3,396
In-center revenue	98,405	91,971
Total center revenue	298,343	281,741
Other revenue	13,612	9,006
Total revenue	311,955	290,747
Operating expenses:
Center operations	183,118	169,962
Advertising and marketing	12,339	10,959
General and administrative	15,864	15,356
Other operating	14,422	12,834
Depreciation and amortization	32,138	29,262
Total operating expenses	257,881	238,373
Income from operations	54,074	52,374
Other income (expense):
Interest expense, net of interest income	(7,851)	(6,129)
Equity in earnings of affiliate	297	346
Total other expense	(7,554)	(5,783)
Income before income taxes	46,520	46,591
Provision for income taxes	18,205	18,490
Net income	$28,315	$28,101

Basic earnings per common share	$0.70	$0.68
Diluted earnings per common share	$0.69	$0.67
Weighted average number of common shares outstanding – basic	40,603	41,295
Weighted average number of common shares outstanding – diluted	40,870	41,646

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Net income	$28,315	$28,101
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments, net of income tax benefit of $609 and $385, respectively	(884)	(584)
Unrealized gains on cash flow hedges, net of income taxes of $(143) and $(214), respectively	215	321
Other comprehensive loss, net of income tax:	(669)	(263)
Comprehensive income	$27,646	$27,838

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$28,315	$28,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,138	29,262
Deferred income taxes	(77)	4,582
Gain on disposal of property and equipment, net	(416)	(228)
Amortization of deferred financing costs	577	505
Share-based compensation	3,286	2,830
Excess tax benefit related to share-based compensation	(846)	(4,657)
Changes in operating assets and liabilities	14,889	16,645
Other	(206)	(809)
Net cash provided by operating activities	77,660	76,231
Cash flows from investing activities:
Purchases of property and equipment	(82,826)	(59,145)
Acquisitions, net of cash acquired	(12,400)	—
Proceeds from sale of property and equipment	447	555
Proceeds from property insurance settlements	—	121
Increase in other assets	(33)	(730)
Increase in restricted cash	(287)	(275)
Net cash used in investing activities	(95,099)	(59,474)
Cash flows from financing activities:
Proceeds from long-term borrowings	80,000	75,000
Repayments of long-term borrowings	(4,909)	(1,696)
Proceeds from (repayments of) credit facility, net	5,300	(78,400)
Increase in deferred financing costs	(947)	(465)
Excess tax benefit related to share-based compensation	846	4,657
Proceeds from stock option exercises	2,139	872
Proceeds from employee stock purchase plan	483	414
Stock purchased for employee stock purchase plan	(701)	(569)
Repurchases of common stock	(60,498)	(19,349)
Net cash provided by (used in) financing activities	21,713	(19,536)
Effect of exchange rates on cash and cash equivalents	(68)	(26)
Increase (decrease) in cash and cash equivalents	4,206	(2,805)
Cash and cash equivalents – beginning of period	8,334	16,499
Cash and cash equivalents – end of period	$12,540	$13,694
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods have been included.
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2013.

2.	Share-Based Compensation
Stock Option and Incentive Plans
We have three share-based compensation plans: the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”); the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make grants under the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of March 31, 2014, there were 933,817 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of March 31, 2014, we had granted a total of 1,929,665 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 98,954 shares were outstanding and vested, and a total of 5,132,304 restricted shares were granted, of which 1,440,460 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors. We use the term "vest" to define the lapse of vesting restrictions on restricted shares.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2014 and 2013, was as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Share-based compensation expense related to restricted shares	$3,256	$2,800
Share-based compensation expense related to ESPP	30	30
Total share-based compensation expense	$3,286	$2,830

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,429,730	$44.19
Granted	391,733	$44.38
Canceled	(91,013)	$45.30
Vested	(289,990)	$40.31
Outstanding at March 31, 2014	1,440,460	$44.95

During the three months ended March 31, 2014 and 2013, we issued 391,733 and 328,550 shares of restricted stock, respectively, with an aggregate grant date fair value of $17.4 million and $13.8 million, respectively. The grant date fair value of restricted shares that vested during the three months ended March 31, 2014 and 2013 was $11.7 million and $20.1 million, respectively. The total value of each restricted stock grant, based on the fair value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of March 31, 2014, there was $35.3 million of unrecognized compensation expense related to restricted stock that is expected to vest. We plan to recognize this amount over a weighted average period of 2.9 years.
Special 2012 Long-Term Performance-Based Restricted Stock Grant
In May, July and August 2012, the Compensation Committee of our Board of Directors approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted earnings per share ("EPS") and return on invested capital ("ROIC") targets during performance periods that end on December 31, 2015 and December 31, 2016. On March 31, 2014, 576,500 shares remained outstanding under this grant.
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
A maximum of $26.5 million could be recognized as compensation expense under this grant if all cumulative diluted EPS and ROIC targets are met. We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we have not recognized any compensation expense associated with the grant.
If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. If all of the targets had been considered probable at March 31, 2014, we would have recognized $12.3 million of non-cash performance share-based compensation expense during the period ended March 31, 2014. The probability of reaching the targets is evaluated each reporting period. If we later determined

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants will be met, no further compensation expense would be recognized and any previously recognized compensation expense would be reversed. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. None of these shares were included in our total diluted share count at March 31, 2014 or 2013.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	215,668	$25.64	1.1	$4,616
Exercised	(111,675)	$19.16
Canceled	(5,039)	$44.66
Outstanding at March 31, 2014	98,954	$31.99	1.4	$1,601
Vested at March 31, 2014	98,954	$31.99	1.4	$1,601
No stock options have been granted since 2007. As of March 31, 2014, there was no unrecognized compensation expense related to stock options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $3.2 million and $0.9 million, respectively.
Our net cash proceeds from the exercise of stock options were $2.1 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. The excess income tax benefit realized from stock option exercises and restricted stock vesting was $0.8 million and $4.7 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began January 1, 2014 and ends June 30, 2014. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the three months ended March 31, 2014, $0.5 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,245,581 shares of common stock available for purchase under the ESPP as of March 31, 2014.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP. During the three months ended March 31, 2014, we repurchased 15,146 shares under this authorization for approximately $0.7 million. As of March 31, 2014, there were 245,581 remaining shares authorized to be repurchased for this purpose.
In August 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on August 16, 2015, whichever occurs first. The share repurchase program does not obligate us to repurchase any

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During the three months ended March 31, 2014, we repurchased 1,250,000 shares under this program for approximately $60.5 million. As of March 31, 2014, $108.5 million remained authorized under this program.
3.    Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 15,540 and 20,037 for the three months ended March 31, 2014 and 2013, respectively.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended
	March 31,
	2014	2013
Net income	$28,315	$28,101
Weighted average number of common shares outstanding – basic	40,603	41,295
Effect of dilutive stock options	19	93
Effect of dilutive restricted stock awards	248	258
Weighted average number of common shares outstanding – diluted	40,870	41,646
Basic earnings per common share	$0.70	$0.68
Diluted earnings per common share	$0.69	$0.67

4.	Operating Segment
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following table presents revenue for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013
Membership dues	$196,815	$186,374
Enrollment fees	3,123	3,396
Personal training	48,883	46,014
Other in-center revenue	49,522	45,957
Total center revenue	298,343	281,741
Other revenue	13,612	9,006
Total revenue	$311,955	$290,747

5.	Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Accounts receivable, net	$(3,943)	$794
Center operating supplies and inventories	(724)	(1,899)
Prepaid expenses and other current assets	(5,539)	(2,146)
Deferred membership origination costs	626	602
Income tax receivable	6,698	—
Accounts payable	684	2,723
Accrued expenses	6,513	8,921
Deferred revenue	6,336	6,543
Deferred rent liability	4,150	641
Other liabilities	88	466
Changes in operating assets and liabilities	$14,889	$16,645
We made cash payments for income taxes of $1.3 million and $8.9 million for the three months ended March 31, 2014 and 2013, respectively.
We made cash payments for interest, net of capitalized interest, of $7.1 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively. Capitalized interest was $0.8 million and $0.5 million for the same periods.
Construction accounts payable was $39.1 million and $34.9 million at March 31, 2014 and 2013, respectively.

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
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. EBITDAR is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes, depreciation and amortization and rent expense. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of March 31, 2014, the $2.0 million fair value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $3.4 million gross fair value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. No ineffectiveness was experienced in the interest rate swap during the three months ended March 31, 2014. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.
For more information on the swap contract, see Notes 8 and 9.

8.	Fair Value Measurements
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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of March 31, 2014 and December 31, 2013:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
	Total	Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
March 31, 2014	$3,400	$—	$3,400	$—
Interest rate swap liability as of
December 31, 2013	$3,762	$—	$3,762	$—
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
We had no remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2014 or March 31, 2013.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amounts related to cash and cash equivalents (Level 1), accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments.
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3). The fair value estimates presented are based on information available to us as of March 31, 2014. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate debt	$564,506	$569,344	$487,556	$488,441
Obligations under capital leases	14,843	15,044	14,965	15,150
Floating-rate debt	349,769	349,769	346,077	346,077
Total	$929,118	$934,157	$848,598	$849,668

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

9.	Changes in Accumulated Other Comprehensive Income by Component
The following table presents information about accumulated other comprehensive income (loss) by component (net of tax):

	Gains (Losses) on Cash Flows Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(2,257)	$(3,358)	$(5,615)
Other comprehensive income (loss)	215	(884)	(669)
Balance at March 31, 2014	$(2,042)	$(4,242)	$(6,284)

10.	Long-Term Debt
In January 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $80.0 million from Well Fargo Bank, N.A. pursuant to a promissory note and related agreements dated January 28, 2014. The mortgage financing is secured by mortgages on five properties and matures in March 2023. Interest on the amounts borrowed is 5.06% per annum, with a constant monthly debt service payment of $0.5 million.

11.	Goodwill and Intangible Assets
The change in the gross amounts of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2013	$49,195	$33,978
Acquisitions	10,000	6,000
Balance at March 31, 2014	$59,195	$39,978
The goodwill and trade/brand names acquired during the three months ended March 31, 2014 are related to the acquisition of certain athletic events. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed.
At March 31, 2014, intangible assets consisted of the following:

	Gross	Accumulated Amortization	Net
Leasehold rights	$6,392	$1,545	$4,847
Trade/brand names	21,479	1,137	20,342
Curriculum- and technology-based intangibles	6,695	1,431	5,264
Customer relationships	5,412	1,082	4,330
Total intangible assets	$39,978	$5,195	$34,783
Amortization expense for intangible assets was $0.5 million for each of the three months ended March 31, 2014 and 2013.

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
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of April 29, 2014, we operated 110 centers in 24 states and one Canadian province under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands.
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
Our new center expansion focuses on strategic locations which we believe will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. These locations typically represent our Life Time Athletic centers, which include all centers under our Onyx and Diamond membership plans, and will be located in areas with higher demographic profiles. Of the six new centers we plan to open in 2014, five are Life Time Athletic centers and one is a Life Time Fitness center.
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
As a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the six new centers we plan to open in 2014, three of which are already open, four are in existing markets. We do not expect operating costs of our planned new centers to be significantly higher than current centers, and we also do not expect the new centers to have a material adverse effect on the overall financial condition or results of operations of existing centers.

Although our overall membership growth rate may be less than in prior years, we expect our average dues and in-center revenue per membership to increase as a result of our focus on increasing our number of Life Time Athletic centers.
Our categories of new centers and existing centers do not include the center owned by Bloomingdale LIFE TIME FITNESS, L.L.C. ("Bloomingdale LLC") because it is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements.
We measure performance using such key operating statistics as member satisfaction ratings, return on invested capital, average revenue per membership, average in-center revenue per membership and center operating expenses, with an emphasis on payroll, as a percentage of sales and same center revenue growth. We use membership dues, total center revenue, average revenue per Access membership, EBITDA and EBITDA margins to evaluate overall performance and profitability on an individual center basis. In addition, we focus on several membership statistics on a center-level and and total center basis. These metrics include change in center Access membership levels and growth of total center memberships; percentage center Access membership to target capacity; center Access membership usage; and center attrition rates. Non-Access membership option is for members who do not access the center, but still want to maintain certain member benefits.
Attrition for the three months ended March 31, 2014 was 8.2% compared to 8.2% for the three months ended March 31, 2013. Attrition for the trailing 12-months ended March 31, 2014, was 35.7% compared to 33.9% for the trailing 12-months at March 31, 2013. The increase in the trailing 12-months attrition rate was driven primarily by growth in Non-Access membership terminations and membership pricing adjustments.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (63.1% of total revenue for the three months ended March 31, 2014, compared to 64.1% for the three months ended March 31, 2013) and enrollment fees (1.0% of total revenue for the three months ended March 31, 2014, down from 1.2% for the three months ended March 31, 2013).

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (31.5% of total revenue for the three months ended March 31, 2014, compared to 31.6% for the three months ended March 31, 2013), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our cafés, sales of products and services offered at our spas and tennis programs.

•
Third, we have expanded the LIFE TIME FITNESS® brand into two other offerings: health, and events and media. These offerings generate revenue, which we refer to as other revenue or ancillary businesses (4.4% of total revenue for the three months ended March 31, 2014, up from 3.1% for the three months ended March 31, 2013). Our health offering includes health promotion programs for members, non-members and corporations. Our events and media offerings include athletic events and related services, which includes our race registration and timing businesses, and media which includes our magazine, Experience Life®.

We have five primary sources of operating expenses:

•
Center operations expenses (58.7% of total revenue for the three months ended March 31, 2014, up from 58.5% for the three months ended March 31, 2013) consist primarily of salaries, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•
Advertising and marketing expenses (4.0% of total revenue for the three months ended March 31, 2014, up from 3.8% for the three months ended March 31, 2013) consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our ancillary businesses.

•
General and administrative expenses (5.1% of total revenue for the three months ended March 31, 2014, down from 5.2% for the three months ended March 31, 2013) include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•
Other operating expenses (4.6% of total revenue for the three months ended March 31, 2014, up from 4.4% for the three months ended March 31, 2013) include the costs associated with our health and our events and media businesses and other corporate expenses, as well as gains or losses on our disposal of assets.

•
Depreciation and amortization (10.3% of total revenue for the three months ended March 31, 2014, up from 10.1% for the three months ended March 31, 2013) are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Our total operating expenses may vary from period to period depending on the number of new centers opened during that period, the number of centers engaged in pre-opening activities and the performance of our in-center and ancillary businesses.
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
Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2013.

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended
	March 31,
	2014	2013
REVENUE:
Membership dues	63.1%	64.1%
Enrollment fees	1.0	1.2
In-center revenue	31.5	31.6
Total center revenue	95.6	96.9
Other revenue	4.4	3.1
Total revenue	100.0	100.0
OPERATING EXPENSES:
Center operations	58.7	58.5
Advertising and marketing	4.0	3.8
General and administrative	5.1	5.2
Other operating	4.6	4.4
Depreciation and amortization	10.3	10.1
Total operating expenses	82.7	82.0
Income from operations (operating profit)	17.3	18.0
OTHER INCOME (EXPENSE):
Interest expense, net	(2.5)	(2.1)
Equity in earnings of affiliate	0.1	0.1
Total other income (expense)	(2.4)	(2.0)
INCOME BEFORE INCOME TAXES	14.9	16.0
PROVISION FOR INCOME TAXES	5.8	6.3
NET INCOME	9.1%	9.7%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	1.5%	3.5%
Same-center revenue growth (open 37 months or longer) (1)	1.1%	3.0%
Average center revenue per Access membership (2)	$429	$404
Average in-center revenue per Access membership (3)	$144	$134
Trailing 12-month attrition rate (4)	35.7%	33.9%
Quarterly attrition rate (5)	8.2%	8.2%
EBITDA (in thousands) (6)	$86,509	$81,982
EBITDA margin (7)	27.7%	28.2%
EBITDAR (in thousands) (6)	$96,873	$91,721
EBITDAR margin (8)	31.1%	31.5%
Capital expenditures (in thousands) (9)	$82,826	$59,145

Results of Operations (continued)	For the Three Months Ended
	March 31,
	2014	2013
Operating data (end of period) (10):
Centers open (11)	108	105
Center square footage (12)	10,345,779	9,901,108
Memberships:
Access memberships	702,011	708,563
Non-Access memberships	110,000	101,250
Total memberships	812,011	809,813

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Net income	$28,315	$28,101
Interest expense, net	7,851	6,129
Provision for income taxes	18,205	18,490
Depreciation and amortization	32,138	29,262
EBITDA	$86,509	$81,982
Rent expense	10,364	9,739
EBITDAR	$96,873	$91,721

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

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

(11)
During the first quarter of 2014, we closed one small, leased Minneapolis center and transferred all member programming and equipment to our other Minneapolis centers. We plan to use the space for corporate purposes for the foreseeable future.

(12)
The square footage presented in this table reflects fitness square footage, which we believe is the best metric for the efficiencies of a facility. We exclude outdoor swimming pools, outdoor play areas, tennis courts and satellite facility square footage. These figures are approximations.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Total revenue. Total revenue increased $21.3 million, or 7.3%, to $312.0 million for the three months ended March 31, 2014 from $290.7 million for the three months ended March 31, 2013.
Total center revenue grew $16.6 million, or 5.9%, to $298.3 million for the three months ended March 31, 2014 from $281.7 million for the three months ended March 31, 2013. Of the $16.6 million increase in total center revenue,

•
62.9% was from membership dues, which increased $10.4 million, or 5.6%, due primarily to higher average dues. Our number of Access memberships decreased 0.9% to 702,011 at March 31, 2014, from 708,563 at March 31, 2013.

•
38.7% was from in-center revenue, which increased $6.4 million, or 7.0%, primarily as a result of a $2.9 million increase in personal training revenue, a $2.0 million increase in sales of our spa and cafe products and services and a $0.8 million increase in our tennis revenue. Average in-center revenue per Access membership increased to $144 for the three months ended March 31, 2014 from $134 for the three months ended March 31, 2013.

•
(1.6)% was from enrollment fees, which declined $0.3 million to $3.1 million, are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. The estimated average membership life is 33 months. The revenue recognized from enrollment fees was lower in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to lower average enrollment fees over the deferral period.
Other revenue increased $4.6 million, or 51.1%, to $13.6 million for the three months ended March 31, 2014 from $9.0 million for the three months ended March 31, 2013. This increase was primarily due to athletic events acquired during the quarter.
Center operations expenses. Center operations expenses totaled $183.1 million, or 61.4% of total center revenue (or 58.7% of total revenue), for the three months ended March 31, 2014 compared to $170.0 million, or 60.3% of total center revenue (or 58.5% of total revenue), for the three months ended March 31, 2013. This $13.1 million increase primarily consisted of an increase of $8.1 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers and a $2.2 million increase in pre-opening center related costs.
Advertising and marketing expenses. Advertising and marketing expenses were $12.3 million, or 4.0% of total revenue, for the three months ended March 31, 2014 compared to $11.0 million, or 3.8% of total revenue, for the three months ended March 31, 2013. These expenses increased primarily due to increased marketing activity to drive memberships and athletic events businesses.
General and administrative expenses. General and administrative expenses were $15.9 million, or 5.1% of total revenue, for the three months ended March 31, 2014 compared to $15.4 million, or 5.2% of total revenue, for the three months ended March 31, 2013. This increase of $0.5 million is primarily related to information technology initiatives to support our continued growth.
Other operating expenses. Other operating expenses were $14.4 million for the three months ended March 31, 2014 compared to $12.8 million for the three months ended March 31, 2013. This increase is primarily due to growth in operating costs to support the $4.6 million increase in other revenue.
Depreciation and amortization. Depreciation and amortization was $32.1 million for the three months ended March 31, 2014 compared to $29.3 million for the three months ended March 31, 2013. This increase was primarily due to the depreciation on the three new facilities opened in 2013 and one new facility opened in the first three months of 2014.
Interest expense, net. Interest expense, net of interest income, was $7.9 million for the three months ended March 31, 2014 compared to $6.1 million for the three months ended March 31, 2013. This $1.7 million increase was primarily a result of an increase in debt levels during 2013 and 2014 to fund future center expansion, other growth initiatives and share repurchases.
Provision for income taxes. The provision for income taxes was $18.2 million for the three months ended March 31, 2014 compared to $18.5 million for the three months ended March 31, 2013. This $0.3 million decrease and the resulting lower effective income tax rate for the three months ended March 31, 2014 of 39.1% compared to 39.7% for the three months ended March 31, 2013 is primarily due to increased foreign operations and the impact of certain compensation-related deductions.
Net income. As a result of the factors described above, net income was $28.3 million, or 9.1% of total revenue, for the three months ended March 31, 2014 compared to $28.1 million, or 9.7% of total revenue, for the three months ended March 31, 2013.
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
In January 2014, we obtained a mortgage loan in the original principal amount of $80.0 million on five of our facilities. We expect to use the proceeds from the mortgage financing for general corporate purposes, future center expansion and to help fund other growth initiatives.
Our business model operates with negative working capital primarily for two reasons. First, we carry minimal accounts receivable due to our members' monthly membership dues paid by electronic draft. Second, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the credit facility.
As of March 31, 2014, we had total cash and cash equivalents of $12.5 million. We also had $330.1 million available under the existing terms of our credit facility as of March 31, 2014.
The following table summarizes our capital structure as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
	(In thousands)
Long-term debt	$902,023	$824,093
Current maturities of long-term debt	27,095	24,505
Total debt	929,118	848,598
Total shareholders’ equity	1,121,475	1,148,029
Total capitalization	$2,050,593	$1,996,627

Operating Activities
Net cash provided by operating activities was $77.7 million for the three months ended March 31, 2014, compared to $76.2 million for the three months ended March 31, 2013.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $95.1 million for the three months ended March 31, 2014, compared to $59.5 million for the three months ended March 31, 2013. The increase of $35.6 million was primarily due to an increase in capital expenditures related to new center construction and acquisitions.

Our capital expenditures were as follows:

	For the Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash purchases of property and equipment	$82,826	$59,145
Non-cash change in construction accounts payable	(8,226)	9,690
Other non-cash changes to property and equipment	(319)	(443)
Total capital expenditures	$74,281	$68,392
The following schedule reflects capital expenditures by type of expenditure:

	For the Three Months Ended
	March 31,
	2014	2013
	(In thousands)
New center land and construction, growth initiatives, major remodels and remodels of acquired centers	$60,711	$49,794
Maintenance of existing facilities and corporate capital expenditures	13,570	18,598
Total capital expenditures	$74,281	$68,392
At March 31, 2014, we had purchased the real property for three centers we plan to open in 2014, one of which has opened, and two centers we plan to open after 2014. We had also entered into a ground lease for one center, and entered into leases for two centers, that we plan to open during 2014. Construction in progress, including land purchased for future development, totaled $185.7 million and $202.8 million at March 31, 2014 and December 31, 2013, respectively.
During the quarter ended March 31, 2014, we spent approximately $16.0 million to acquire several major-market athletic events.

We expect our cash capital expenditures to be approximately $390 million to $425 million in 2014, including approximately $305 million to $340 million in the remaining nine months of 2014. Of this approximately $305 million to $340 million, we expect to incur approximately $250 million to $265 million for new center construction and approximately $55 million to $75 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations and our credit facility.
Financing Activities
Financing activities consist primarily of proceeds from long-term debt, repayments of and proceeds from our credit facility, payments on debt obligations and repurchases of common stock.
Net cash provided by financing activities was $21.7 million for the three months ended March 31, 2014 compared to $19.5 million used in financing activities for the three months ended March 31, 2013. This change of $41.2 million was primarily due to an increase of $83.7 million in proceeds from our credit facility, net. These proceeds funded the increase in capital expenditures and a $41.1 million increase in share repurchases.

Long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires July 2018	$514,550	$510,500
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	94,746	95,207
Commercial mortgage-backed notes payable with monthly interest and principal payments totaling $531 including interest at 5.06% to February 2024	79,784	—
Mortgage notes payable with monthly interest and principal payments totaling $775 including interest at 4.45% to March 2023	68,908	70,457
Mortgage notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	67,641	68,173
Mortgage notes payable with monthly interest and principal payments totaling $423 including interest at 4.48% to September 2026	48,566	49,287
Other	40,080	40,009
Total debt (excluding obligations under capital leases)	914,275	833,633
Obligations under capital leases	14,843	14,965
Total debt	929,118	848,598
Less current maturities	27,095	24,505
Total long-term debt	$902,023	$824,093
Credit Facility
In July 2013, we amended, enlarged and extended our credit facility. The amount of our credit facility was increased from $660.0 million to $760.0 million and a new $100.0 million term loan was added. We may increase the facility by an additional $240.0 million through the exercise of an accordion feature if one or more lenders commit the additional $240.0 million. The term of the facility was extended to July of 2018.
As of March 31, 2014, $514.6 million was outstanding on the credit facility at a weighted average interest rate of 2.4%, plus $11.6 million related to letters of credit, leaving $330.1 million available for additional borrowing under the credit facility. The weighted average interest rate and debt outstanding under the credit facility for the three months ended March 31, 2014 was 2.4% and $470.5 million, respectively. The maximum month-end balance during the three months ended March 31, 2014 was $514.6 million.
As of March 31, 2013, $375.6 million was outstanding on the credit facility at a weighted average interest rate of 2.6%. The weighted average interest rate and debt outstanding under the credit facility for the three months ended March 31, 2013 was 2.4% and $391.9 million, respectively. The maximum month-end balance during the three months ended March 31, 2013 was $479.6 million.
Other Financing
In January 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $80.0 million from Well Fargo Bank, N.A. pursuant to a promissory note and related agreements dated January 28, 2014. The mortgage financing is secured by mortgages on five properties and matures in March 2023. Interest on the amounts borrowed is 5.06% per annum, with a constant monthly debt service payment of $0.5 million.

Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2014.
Our primary financial covenants under the credit facility are:

		Actual as of	Actual as of
		March 31,	December 31,
Covenant	Requirement	2014	2013
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	2.97 to 1.00	2.79 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.45 to 1.00	3.58 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	2.57 to 1.00	2.62 to 1.00
The formulas for these covenants are specifically defined in the credit agreement for our credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of March 31, 2014 and December 31, 2013, our net floating rate indebtedness was approximately $349.8 million and $346.1 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the three months ended March 31, 2014, our interest costs would have increased by approximately $0.7 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2014, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2014.
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2014
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP (the "ESPP Authorization"). From June 2006 through March 31, 2014, we repurchased 254,581 shares pursuant to the ESPP Authorization, of which 15,146 shares were repurchased during 2014. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.
The following table presents the repurchases of stock under the ESPP Authorization in the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased
January 1-31, 2014	15,146	$46.26	245,581
February 1-28, 2014	—	$—	245,581
March 1-31, 2014	—	$—	245,581
Total	15,146	$46.26	245,581
On August 15, 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on August 16, 2015, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of March 31, 2014, 1,896,701 shares have been repurchased under this program for approximately $91.5 million. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.
The following table presents the repurchases of stock under the Stock Repurchase Authorization in the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2014	—	$—	$169,038,670
February 1-28, 2014	10,000	$45.76	$168,581,070
March 1-31, 2014	1,240,000	$48.42	$108,540,338
Total	1,250,000	$48.40	$108,540,338
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Form of 2014 Restricted Stock Agreement (Diluted EPS Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Filed Electronically.
10.2	Form of 2014 Restricted Stock Agreement (TSR, Diluted EPS, Revenue and EBITDA Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2014.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Eric J. Buss
Name: Eric J. Buss Title: Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 20, 2009 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
10.1	Form of 2014 Restricted Stock Agreement (Diluted EPS Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Filed Electronically.
10.2	Form of 2014 Restricted Stock Agreement (TSR, Diluted EPS, Revenue and EBITDA Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.