Form 10-Q
period 2014-09-30
LIFE TIME FITNESS, INC.
filed 2014-10-30
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock as of October 17, 2014 was 39,122,768 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,622	$8,334
Accounts receivable, net	10,103	8,298
Center operating supplies and inventories	36,703	32,778
Prepaid expenses and other current assets	27,804	25,802
Deferred membership origination costs	9,375	9,945
Deferred income taxes	6,069	6,881
Income tax receivable	88	6,698
Total current assets	99,764	98,736
Property and equipment, net	2,335,498	2,105,077
Restricted cash	890	850
Deferred membership origination costs	6,316	5,210
Goodwill	57,478	49,195
Intangible assets, net	43,868	29,299
Other assets	43,811	42,684
Total assets	$2,587,625	$2,331,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$22,394	$24,505
Accounts payable	35,709	28,645
Construction accounts payable	40,338	47,342
Accrued expenses	67,626	67,435
Deferred revenue	36,330	35,032
Total current liabilities	202,397	202,959
Long-term debt, net of current portion	1,152,567	824,093
Deferred rent liability	29,856	28,933
Deferred income taxes	92,258	100,504
Deferred revenue	6,369	5,246
Other liabilities	16,837	21,287
Total liabilities	1,500,284	1,183,022
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock: 10,000,000 shares authorized; 100,000 shares of Series A Junior Participating Preferred Stock designated and no shares designated, respectively; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 39,123,068 and 42,115,549 shares issued and outstanding, respectively	783	843
Additional paid-in capital	249,478	402,147
Retained earnings	843,174	750,654
Accumulated other comprehensive loss	(6,094)	(5,615)
Total shareholders’ equity	1,087,341	1,148,029
Total liabilities and shareholders' equity	$2,587,625	$2,331,051
See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Membership dues	$208,233	$195,657	$610,212	$576,847
Enrollment fees	3,086	3,598	9,228	10,567
In-center revenue	107,936	97,234	310,700	286,480
Total center revenue	319,255	296,489	930,140	873,894
Other revenue	17,590	19,522	45,224	40,972
Total revenue	336,845	316,011	975,364	914,866
Operating expenses:
Center operations	193,032	180,431	570,155	527,191
Advertising and marketing	9,611	9,758	31,683	30,346
General and administrative	15,921	14,531	46,281	45,600
Other operating	14,804	18,479	45,603	46,538
Depreciation and amortization	36,654	29,956	103,252	89,235
Total operating expenses	270,022	253,155	796,974	738,910
Income from operations	66,823	62,856	178,390	175,956
Other income (expense):
Interest expense, net of interest income	(9,828)	(6,436)	(26,331)	(18,999)
Equity in earnings of affiliate	255	379	822	1,103
Total other expense	(9,573)	(6,057)	(25,509)	(17,896)
Income before income taxes	57,250	56,799	152,881	158,060
Provision for income taxes	22,849	22,413	60,361	62,386
Net income	$34,401	$34,386	$92,520	$95,674

Basic earnings per common share	$0.91	$0.83	$2.36	$2.31
Diluted earnings per common share	$0.91	$0.83	$2.35	$2.30
Weighted average number of common shares outstanding – basic	37,755	41,307	39,165	41,353
Weighted average number of common shares outstanding – diluted	37,913	41,613	39,415	41,606

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$34,401	$34,386	$92,520	$95,674
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments, net of income taxes of $526, $(251), $798 and $872, respectively	(797)	349	(1,188)	(1,357)
Unrealized gains (losses) on cash flow hedges, net of income taxes of $(321), $147, $(473) and $(778), respectively	481	(221)	709	1,167
Other comprehensive income (loss), net of income tax:	(316)	128	(479)	(190)
Comprehensive income	$34,085	$34,514	$92,041	$95,484

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$92,520	$95,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,252	89,235
Deferred income taxes	(7,804)	(583)
Gain on disposal of property and equipment, net	(563)	(100)
Gain on land held for sale	(17)	—
Amortization of deferred financing costs	1,918	1,635
Share-based compensation	9,879	9,410
Excess tax benefit related to share-based compensation	(1,073)	(6,575)
Changes in operating assets and liabilities	(4,058)	2,726
Other	(4,744)	(659)
Net cash provided by operating activities	189,310	190,763
Cash flows from investing activities:
Purchases of property and equipment	(338,365)	(224,542)
Acquisitions, net of cash acquired	(12,400)	(13,102)
Proceeds from sale of property and equipment	1,146	1,116
Proceeds from sale of land held for sale	785	—
Proceeds from property insurance settlements	—	177
Decrease (increase) in other assets	1,906	(1,022)
(Increase) decrease in restricted cash	(40)	1,353
Net cash used in investing activities	(346,968)	(236,020)
Cash flows from financing activities:
Proceeds from long-term borrowings	161,750	125,000
Repayments of long-term borrowings	(26,192)	(31,773)
Proceeds from (repayments of) credit facility, net	191,500	(7,150)
Increase in deferred financing costs	(4,684)	(4,213)
Excess tax benefit related to share-based compensation	1,073	6,575
Proceeds from stock option exercises	2,713	1,563
Proceeds from employee stock purchase plan	1,278	1,074
Stock purchased for employee stock purchase plan	(1,531)	(1,309)
Repurchases of common stock	(166,878)	(40,272)
Net cash provided by financing activities	159,029	49,495
Effect of exchange rates on cash and cash equivalents	(83)	(1,018)
Increase in cash and cash equivalents	1,288	3,220
Cash and cash equivalents – beginning of period	8,334	16,499
Cash and cash equivalents – end of period	$9,622	$19,719
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
Stock Option and Incentive Plans
We have three share-based compensation plans: the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”); the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make grants under the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of September 30, 2014, there were 898,925 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of September 30, 2014, we had granted a total of 1,929,665 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 76,277 shares were outstanding and vested, and a total of 5,193,223 restricted shares were granted, of which 1,435,642 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors. We use the term "vest" to define the lapse of vesting restrictions on restricted shares.
Total share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Share-based compensation expense related to restricted shares	$3,072	$3,094	$9,789	$9,320
Share-based compensation expense related to ESPP	30	30	90	90
Total share-based compensation expense	$3,102	$3,124	$9,879	$9,410

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,429,730	$44.19
Granted	452,652	$45.16
Canceled	(117,040)	$45.30
Vested	(329,700)	$40.64
Outstanding at September 30, 2014	1,435,642	$45.22

During the nine months ended September 30, 2014 and 2013, we issued 452,652 and 363,106 shares of restricted stock, respectively, with an aggregate grant date fair value of $20.4 million and $15.4 million, respectively. The grant date fair value of restricted shares that vested during the nine months ended September 30, 2014 and 2013 was $13.4 million and $21.7 million, respectively. The total value of each restricted stock grant, based on the fair value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of September 30, 2014, there was $28.5 million of unrecognized compensation expense related to restricted stock that is expected to vest. We plan to recognize this amount over a weighted average period of 2.5 years.
Special 2012 Long-Term Performance-Based Restricted Stock Grant
In May, July and August 2012, the Compensation Committee of our Board of Directors approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted earnings per share ("EPS") and return on invested capital ("ROIC") targets during performance periods that end on December 31, 2015 and December 31, 2016. On September 30, 2014, 565,500 shares remained outstanding under this grant.
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
A maximum of $26.0 million could be recognized as compensation expense under this grant if all cumulative diluted EPS and ROIC targets are met. We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we have not recognized any compensation expense associated with the grant.
If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. If all of the targets had been considered probable at September 30, 2014, we would have recognized $15.2 million of non-cash performance share-based compensation expense during the period ended

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

September 30, 2014. The probability of reaching the targets is evaluated each reporting period. If we later determined that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants will be met, no further compensation expense would be recognized and any previously recognized compensation expense would be reversed. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. None of these shares were included in our diluted common shares outstanding at September 30, 2014 or 2013.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	215,668	$25.64	1.1	$4,616
Exercised	(134,352)	$20.20
Canceled	(5,039)	$44.66
Outstanding at September 30, 2014	76,277	$33.97	1.0	$1,257
Vested at September 30, 2014	76,277	$33.97	1.0	$1,257
No stock options have been granted since 2007. As of September 30, 2014, there was no unrecognized compensation expense related to stock options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $3.8 million and $1.6 million, respectively.
Our net cash proceeds from the exercise of stock options were $2.7 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. The excess income tax benefit realized from stock option exercises and restricted stock vesting was $1.1 million and $6.6 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began July 1, 2014 and ends December 31, 2014. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the nine months ended September 30, 2014, $1.3 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,228,549 shares of common stock available for purchase under the ESPP as of September 30, 2014.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP. During the nine months ended September 30, 2014, we repurchased 32,178 shares under this authorization for $1.5 million. As of September 30, 2014, there were 228,549 remaining shares authorized to be repurchased for this purpose.
In August 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time. During the nine months ended September 30, 2014, we repurchased 3,462,445

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

shares under this program for $166.9 million. This authorization terminated on July 22, 2014 with the authorization of a new share repurchase program.
In July 2014, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on June 30, 2016, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During the nine months ended September 30, 2014, we did not repurchase any shares under this program. As of September 30, 2014, there was $200.0 million remaining authorized under this program.
3.    Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 15,540 and 0 for the three months ended September 30, 2014 and 2013, respectively and 15,540 and 2,477 for the nine months ended September 30, 2014 and 2013, respectively.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$34,401	$34,386	$92,520	$95,674
Weighted average number of common shares outstanding – basic	37,755	41,307	39,165	41,353
Effect of dilutive stock options	19	95	16	87
Effect of dilutive restricted stock awards	139	211	234	166
Weighted average number of common shares outstanding – diluted	37,913	41,613	39,415	41,606
Basic earnings per common share	$0.91	$0.83	$2.36	$2.31
Diluted earnings per common share	$0.91	$0.83	$2.35	$2.30

4.	Operating Segment
Our operations are conducted mainly through our distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. We aggregate the activities of our centers and other ancillary products and services into one reportable segment. Each of the centers has similar economic characteristics, services, product offerings and customers, and in-center revenues are derived primarily from services to our members. Each of the other ancillary products and services either directly or indirectly, through advertising or branding, complement the operations of the centers. Our chief operating decision maker uses EBITDA (a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization) as the primary measure of operating segment performance. Our chief operating decision maker is our Chief Executive Officer.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following table presents revenue for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Membership dues	$208,233	$195,657	$610,212	$576,847
Enrollment fees	3,086	3,598	9,228	10,567
Personal training	50,680	46,095	149,228	138,903
Other in-center revenue	57,256	51,139	161,472	147,577
Total center revenue	319,255	296,489	930,140	873,894
Other revenue	17,590	19,522	45,224	40,972
Total revenue	$336,845	$316,011	$975,364	$914,866

5.	Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Accounts receivable, net	$(1,944)	$(657)
Center operating supplies and inventories	(3,935)	(3,458)
Prepaid expenses and other current assets	(2,729)	4,180
Deferred membership origination costs	6,610	1,718
Income tax receivable	(536)	—
Accounts payable	(2,654)	(3,585)
Accrued expenses	1,189	8,604
Deferred revenue	(1,176)	(6,762)
Deferred rent liability	936	2,384
Other liabilities	181	302
Changes in operating assets and liabilities	$(4,058)	$2,726
We made cash payments for income taxes of $59.2 million and $54.3 million for the nine months ended September 30, 2014 and 2013, respectively.
We made cash payments for interest, net of capitalized interest, of $23.8 million and $16.9 million for the nine months ended September 30, 2014 and 2013, respectively. Capitalized interest was $2.0 million for both periods.
Construction accounts payable was $40.3 million and $51.8 million at September 30, 2014 and 2013, respectively.

6.	Commitments and Contingencies
TCPA Litigation — On April 17, 2014, a putative class action was filed against LTF Club Operations Company, Inc., a wholly-owned subsidiary of Life Time Fitness, Inc., in the Circuit Court of St. Louis County, Missouri. On June 13, 2014, LTF Club Operations Company, Inc. removed this action to the United States District Court for the Eastern District of Missouri, Eastern Division. On April 23, 2014, a second putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the District of Minnesota. On April 23, 2014, a third putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Division. On July 1, 2014, a fourth putative class action was filed against Life Time Fitness, Inc. in the United States District Court for the District of Minnesota. These actions are collectively referred to as the “TCPA Actions” or "TCPA Litigation."
The TCPA Actions allege that we violated the federal Telephone Consumer Protection Act (“TCPA”) when we, or a third party on our behalf, sent marketing text messages to plaintiffs’ cellular telephones using an automatic telephone dialing system without plaintiffs’ consent. We deny the allegations.
On October 15, 2014, the United States Judicial Panel on Multidistrict Litigation granted our motion to transfer the TCPA Actions to the United States District Court for the District of Minnesota for coordinated or consolidated pretrial proceedings.
We have not recorded an expense related to damages in connection with the TCPA Actions because any potential material loss is not currently probable or reasonably estimable under U.S. generally accepted accounting principles. Additionally, we cannot reasonably estimate the range of loss, if any, that may result from the TCPA Actions.
Other Litigation — We are also engaged in other proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to court rulings, negotiations between affected parties and governmental intervention. We will establish reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. Such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

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
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. EBITDAR is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes, depreciation and amortization and rent expense. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair value of the swap contract are recorded in accumulated other comprehensive loss, net of tax. As of September 30, 2014, the $1.5 million fair value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $2.6 million gross fair value of the swap contract was included in long-term debt.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. No ineffectiveness was experienced in the interest rate swap during the nine months ended September 30, 2014 or September 30, 2013. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.
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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
	Total	Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
September 30, 2014	$2,580	$—	$2,580	$—
Interest rate swap liability as of
December 31, 2013	$3,762	$—	$3,762	$—
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
We had no remeasurements of such assets or liabilities to fair value during the nine months ended September 30, 2014 or September 30, 2013.

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
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3). The fair value estimates presented are based on information available to us as of September 30, 2014. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate debt	$634,354	$635,390	$487,556	$488,441
Obligations under capital leases	4,832	5,070	14,965	15,150
Floating-rate debt	535,775	535,775	346,077	346,077
Total	$1,174,961	$1,176,235	$848,598	$849,668

10.	Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following table presents information about accumulated other comprehensive income (loss) by component (net of tax):

	Gains (Losses) on Cash Flows Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(2,257)	$(3,358)	$(5,615)
Other comprehensive income (loss)	215	(884)	(669)
Balance at March 31, 2014	(2,042)	(4,242)	(6,284)
Other comprehensive income	13	493	506
Balance at June 30, 2014	(2,029)	(3,749)	(5,778)
Other comprehensive income (loss)	481	(797)	(316)
Balance at September 30, 2014	$(1,548)	$(4,546)	$(6,094)

11.	Long-Term Debt
In May 2014, we amended and extended our Third Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association, as administrative agent and lender, and other lenders from time to time a party thereto. The material amendments to the Credit Agreement are (i) an increase to the amount of the facility from $860.0 million to $1.20 billion; and (ii) an extension of the maturity of the facility to May 30, 2019. After giving effect to the amendments, the facility consists of a $100.0 million term loan and a $1.10 billion revolving credit facility ("credit facility"), which term loan amortizes at the rate of 5.0% on an annual basis. The credit facility may also be increased by an additional $500.0 million upon the exercise of an accordion feature if one

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

or more lenders commit the additional $500.0 million. The spreads under the leverage-based pricing grid in the credit facility remain unchanged, as do the financial covenant ratio thresholds.

In January 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $80.0 million from Well Fargo Bank, N.A. pursuant to a promissory note and related agreements dated January 28, 2014. The mortgage financing is secured by mortgages on five properties and matures in February 2024. Interest on the amounts borrowed is 5.06% per annum, with a constant monthly debt service payment of $0.5 million.
In July 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $78.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements dated July 29, 2014. The mortgage financing is secured by five properties and matures in August 2027. Interest on the amounts borrowed is 4.70% per annum, with a constant monthly debt service payment of $0.7 million.

12.	Goodwill and Intangible Assets
The change in the gross amount of goodwill is as follows:

Balance at December 31, 2013	$49,195
Goodwill acquired	8,283
Balance at September 30, 2014	$57,478
The following table summarizes the changes in our gross intangibles balance:

Balance at December 31, 2013	$33,978
Trade/brand names acquired	5,716
Customer relationships acquired	1,925
Leasehold rights acquired	9,759
Balance at September 30, 2014	$51,378
The goodwill and intangible assets acquired during the nine months ended September 30, 2014 are related to the acquisition of certain athletic events and a ground lease for a club expected to open in 2015.
At September 30, 2014, intangible assets consisted of the following:

	Gross	Accumulated Amortization	Net
Leasehold rights	$16,151	$1,766	$14,385
Trade/brand names	21,195	2,543	18,652
Curriculum- and technology-based intangibles	6,695	1,719	4,976
Customer relationships	7,337	1,482	5,855
Total intangible assets	$51,378	$7,510	$43,868
The trade/brand names acquired during the nine months ended September 30, 2014 have a weighted average useful life of approximately 8 years. The customer relationships intangible acquired has a useful life of 10 years. The leasehold rights acquired have a useful life of 49 years based on the term of the related land lease. Amortization expense for intangible assets was $2.8 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

13. Potential Spin-Off of Real Estate Assets through a Real Estate Investment Trust
On August 25, 2014, we announced that our Board of Directors and senior management team have initiated a process to explore a potential conversion of real estate assets into a Real Estate Investment Trust (REIT).
In connection with our evaluation of a REIT conversion, our Board of Directors adopted a shareholder rights plan to prohibit ownership of more than 9.8% of our outstanding shares. The rights will expire upon the earlier of August 21, 2015, or the first business day after the closing of the proposed REIT conversion.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results in the future to differ materially from its historical results and those presently anticipated or projected. Among these factors are attracting and retaining members, risks related to our debt levels and debt covenants, the ability to access our existing credit facility and obtain additional financing, strains on our business from continued and future growth, including potential acquisitions and other strategic initiatives, risks related to maintenance and security of our data, potential recognition of compensation expense related to performance-based stock grants, competition from other health and fitness centers, identifying and acquiring suitable sites for new centers, delays in opening new centers, unanticipated expenses relating to regulatory matters or litigation, the ability to convert our real estate assets into a REIT, the potential advantages, benefits and impact of, and opportunities created by, converting our real estate assets into a REIT, including potential tax benefits, and other factors set forth in the risk factor section of the Company’s annual report on Form 10-K filed with the SEC.
We caution investors not to place undue reliance on any such forward-looking statements, which speak only as of the date on which such statements were made. We undertake no obligation to update such statements to reflect events or circumstances arising after such date.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of October 30, 2014, we operated 112 centers in 25 states and one Canadian province under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands.
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
Same-center revenue growth for mature centers (centers open 37 months or longer) for the three months ended September 30, 2014 was (0.9)% compared to 3.4% for the three months ended September 30, 2013. Same-center revenue growth for mature centers for the nine months ended September 30, 2014 was (0.3)% compared to 3.4% for the nine months ended September 30, 2013. These changes are driven primarily by a decrease in membership dues at some of our mature centers and lower average enrollment fees.
Attrition for the three months ended September 30, 2014 was 9.4% compared to 9.5% for the three months ended September 30, 2013. Attrition for the trailing 12-months ended September 30, 2014, was 35.7% compared to 35.0% for the trailing 12-months ended September 30, 2013. The increase in the trailing 12-months attrition rate was driven primarily by growth in Non-Access membership terminations and the impact of membership pricing adjustments.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (62.6% of total revenue for the nine months ended September 30, 2014, compared to 63.1% for the nine months ended September 30, 2013) and enrollment fees (0.9% of total revenue for the nine months ended September 30, 2014, down from 1.1% for the nine months ended September 30, 2013).

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (31.9% of total revenue for the nine months ended September 30, 2014, compared to 31.3% for the nine months ended September 30, 2013), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our cafés, sales of products and services offered at our spas and tennis programs.

•
Third, we have expanded the LIFE TIME FITNESS® brand into two other offerings: health, and events and media. These offerings generate revenue, which we refer to as other revenue or ancillary businesses (4.6% of total revenue for the nine months ended September 30, 2014, up from 4.5% for the nine months ended September 30, 2013). Our health offering includes health promotion programs for members, non-members and corporations. Our events and media offerings include athletic events and related services, which includes our race registration and timing businesses, and media which includes our magazine, Experience Life®.

We have five primary sources of operating expenses:

•
Center operations expenses (58.5% of total revenue for the nine months ended September 30, 2014, up from 57.6% for the nine months ended September 30, 2013) consist primarily of salaries, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•
Advertising and marketing expenses (3.2% of total revenue for the nine months ended September 30, 2014, compared to 3.3% for the nine months ended September 30, 2013) consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our ancillary businesses.

•
General and administrative expenses (4.7% of total revenue for the nine months ended September 30, 2014, down from 5.0% for the nine months ended September 30, 2013) include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•
Other operating expenses (4.7% of total revenue for the nine months ended September 30, 2014, down from 5.1% for the nine months ended September 30, 2013) include the costs associated with our health and our events and media businesses and other corporate expenses, as well as gains or losses on our disposal of assets.

•
Depreciation and amortization (10.6% of total revenue for the nine months ended September 30, 2014, up from 9.8% for the nine months ended September 30, 2013) are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

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

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUE:
Membership dues	61.9%	61.9%	62.6%	63.1%
Enrollment fees	0.9	1.1	0.9	1.1
In-center revenue	32.0	30.8	31.9	31.3
Total center revenue	94.8	93.8	95.4	95.5
Other revenue	5.2	6.2	4.6	4.5
Total revenue	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	57.3	57.1	58.5	57.6
Advertising and marketing	2.9	3.1	3.2	3.3
General and administrative	4.7	4.6	4.7	5.0
Other operating	4.4	5.8	4.7	5.1
Depreciation and amortization	10.9	9.5	10.6	9.8
Total operating expenses	80.2	80.1	81.7	80.8
Income from operations (operating profit)	19.8	19.9	18.3	19.2
OTHER INCOME (EXPENSE):
Interest expense, net	(2.9)	(2.0)	(2.7)	(2.1)
Equity in earnings of affiliate	0.1	0.1	0.1	0.1
Total other expense	(2.8)	(1.9)	(2.6)	(2.0)
INCOME BEFORE INCOME TAXES	17.0	18.0	15.7	17.2
PROVISION FOR INCOME TAXES	6.8	7.1	6.2	6.8
NET INCOME	10.2%	10.9%	9.5%	10.4%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	(0.5)%	4.2%	0.1%	4.2%
Same-center revenue growth (open 37 months or longer) (1)	(0.9)%	3.4%	(0.3)%	3.4%
Average center revenue per Access membership (2)	$452	$421	$1,325	$1,243
Average in-center revenue per Access membership (3)	$155	$140	$449	$412
Trailing 12-month attrition rate (4)	35.7%	35.0%	35.7%	35.0%
Quarterly attrition rate (5)	9.4%	9.5%	N/A	N/A
EBITDA (in thousands) (6)	$103,732	$93,191	$282,464	$266,294
EBITDA margin (7)	30.8%	29.5%	29.0%	29.1%
EBITDAR (in thousands) (6)	$113,481	$103,497	$313,304	$296,027
EBITDAR margin (8)	33.7%	32.8%	32.1%	32.4%
Capital expenditures (in thousands) (9)	$84,954	$87,109	$338,365	$224,542

Results of Operations (continued)	As of September 30,
	2014	2013
Operating data (10):
Centers open (11)	112	107
Center square footage (12)	10,713,505	10,119,196
Memberships:
Access memberships	697,167	695,923
Non-Access memberships	120,333	105,928
Total memberships	817,500	801,851

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

(5)
Quarterly attrition rate is calculated as follows: total membership terminations (Access and Non-Access) for the quarter divided into the average beginning month total membership (Access and Non-Access) balance for the quarter.

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$34,401	$34,386	$92,520	$95,674
Interest expense, net	9,828	6,436	26,331	18,999
Provision for income taxes	22,849	22,413	60,361	62,386
Depreciation and amortization	36,654	29,956	103,252	89,235
EBITDA	$103,732	$93,191	$282,464	$266,294
Rent expense	9,749	10,306	30,840	29,733
EBITDAR	$113,481	$103,497	$313,304	$296,027

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Total revenue. Total revenue increased $20.8 million, or 6.6%, to $336.8 million for the three months ended September 30, 2014 from $316.0 million for the three months ended September 30, 2013.
Total center revenue grew $22.8 million, or 7.7%, to $319.3 million for the three months ended September 30, 2014 from $296.5 million for the three months ended September 30, 2013. Of the $22.8 million increase in total center revenue,

•
55.2% was from membership dues, which increased $12.5 million, or 6.4%, due primarily to higher average dues. Our number of Access memberships increased 0.2% to 697,167 at September 30, 2014, from 695,923 at September 30, 2013.

•
47.0% was from in-center revenue, which increased $10.7 million, or 11.0%, primarily as a result of a $4.6 million increase in personal training revenue, a $2.3 million increase in our member activities revenue and a $2.1 million increase in sales of our café products. Average in-center revenue per Access membership increased to $155 for the three months ended September 30, 2014 from $140 for the three months ended September 30, 2013.

•
(2.2)% was from enrollment fees, which declined $0.5 million to $3.1 million. Enrollment fees are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life of 33 months. The revenue recognized from enrollment fees was lower in the third quarter of 2014 as compared to the third quarter of 2013 primarily due to lower average enrollment fees over the deferral period.
Other revenue decreased $1.9 million, or 9.9%, to $17.6 million for the three months ended September 30, 2014 from $19.5 million for the three months ended September 30, 2013. This decrease was primarily due to the timing of certain contract revenue recognized in our health business.
Center operations expenses. Center operations expenses totaled $193.0 million, or 60.5% of total center revenue (or 57.3% of total revenue), for the three months ended September 30, 2014 compared to $180.4 million, or 60.9% of total center revenue (or 57.1% of total revenue), for the three months ended September 30, 2013. This $12.6 million increase primarily consisted of an increase of $6.9 million in additional payroll-related costs, primarily for the two centers which opened in the second half of 2013 and the five centers which opened in the first nine months of 2014. The increase in center operations expenses as a percent of total revenue was due primarily to centers under one year old operating at lower margins as they build their membership base.
Advertising and marketing expenses. Advertising and marketing expenses were $9.6 million, or 2.9% of total revenue, for the three months ended September 30, 2014 compared to $9.8 million, or 3.1% of total revenue, for the three months ended September 30, 2013.
General and administrative expenses. General and administrative expenses were $15.9 million, or 4.7% of total revenue, for the three months ended September 30, 2014 compared to $14.5 million, or 4.6% of total revenue, for the three months ended September 30, 2013. This increase is primarily due to costs of $1.9 million associated with our exploration of a conversion of our real estate assets into a REIT incurred in the three months ended September 30, 2014.
Other operating expenses. Other operating expenses were $14.8 million for the three months ended September 30, 2014 compared to $18.5 million for the three months ended September 30, 2013. This decrease is primarily due to a $4.1 million reduction of a contingent consideration liability associated with a prior acquisition taken in the third quarter of 2014.
Depreciation and amortization. Depreciation and amortization was $36.7 million for the three months ended September 30, 2014 compared to $30.0 million for the three months ended September 30, 2013. This increase was primarily due to the depreciation on the two new facilities opened in the second half of 2013 and the five new facilities opened in the first nine months of 2014.
Interest expense, net. Interest expense, net of interest income, was $9.8 million for the three months ended September 30, 2014 compared to $6.4 million for the three months ended September 30, 2013. This $3.4 million increase was primarily a result of an increase in debt levels during 2013 and 2014 to fund future center expansion, other growth initiatives and share repurchases.
Provision for income taxes. The provision for income taxes was $22.8 million for the three months ended September 30, 2014 compared to $22.4 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was 39.9% compared to 39.5% for the three months ended September 30, 2013.
Net income. As a result of the factors described above, net income was $34.4 million, or 10.2% of total revenue, for the three months ended September 30, 2014 compared to $34.4 million, or 10.9% of total revenue, for the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Total revenue. Total revenue increased $60.5 million, or 6.6%, to $975.4 million for the nine months ended September 30, 2014 from $914.9 million for the nine months ended September 30, 2013.
Total center revenue grew $56.2 million, or 6.4%, to $930.1 million for the nine months ended September 30, 2014 from $873.9 million for the nine months ended September 30, 2013. Of the $56.2 million increase in total center revenue,

•
59.3% was from membership dues, which increased $33.4 million, or 5.8%, due primarily to higher average dues. Our number of Access memberships increased 0.2% to 697,167 at September 30, 2014, from 695,923 at September 30, 2013.

•
43.1% was from in-center revenue, which increased $24.2 million, or 8.5%, primarily as a result of a $10.3 million increase in personal training revenue, a $5.5 million increase in sales of our café products and a $4.3 million increase in our member activities revenue. Average in-center revenue per Access membership increased to $449 for the nine months ended September 30, 2014 from $412 for the nine months ended September 30, 2013.

•
(2.4)% was from enrollment fees, which declined $1.3 million to $9.2 million. Enrollment fees are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. The estimated average membership life is 33 months. The revenue recognized from enrollment fees was lower in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to lower average enrollment fees over the deferral period.

Other revenue increased $4.2 million, or 10.4%, to $45.2 million for the nine months ended September 30, 2014 from $41.0 million for the nine months ended September 30, 2013. This increase was primarily due to athletic events acquired during the first quarter of 2014.
Center operations expenses. Center operations expenses totaled $570.2 million, or 61.3% of total center revenue (or 58.5% of total revenue), for the nine months ended September 30, 2014 compared to $527.2 million, or 60.3% of total center revenue (or 57.6% of total revenue), for the nine months ended September 30, 2013. This $43.0 million increase primarily consisted of an increase of $24.9 million in additional payroll-related costs, primarily for the three centers which opened in 2013 and the five centers which opened in the first nine months of 2014 and a $1.5 million increase in pre-opening center related costs. The increase in center operations expenses as a percent of total revenue was due primarily to centers under one year old operating at lower margins as they build their membership base.
Advertising and marketing expenses. Advertising and marketing expenses were $31.7 million, or 3.2% of total revenue, for the nine months ended September 30, 2014 compared to $30.3 million, or 3.3% of total revenue, for the nine months ended September 30, 2013. These expenses increased primarily due to increased marketing activity to drive memberships and athletic events businesses.
General and administrative expenses. General and administrative expenses were $46.3 million, or 4.7% of total revenue, for the nine months ended September 30, 2014 compared to $45.6 million, or 5.0% of total revenue, for the nine months ended September 30, 2013. This increase is primarily due to costs of $1.9 million associated with our exploration of a conversion of our real estate assets into a REIT incurred in the third quarter 2014.
Other operating expenses. Other operating expenses were $45.6 million for the nine months ended September 30, 2014 compared to $46.5 million for the nine months ended September 30, 2013. This decrease is primarily due to a $4.1 million reduction of a contingent consideration liability associated with a prior acquisition taken in the third quarter of 2014, partially offset by a $6.5 million increase in costs to support the athletic events acquired during the first quarter of 2014.
Depreciation and amortization. Depreciation and amortization was $103.3 million for the nine months ended September 30, 2014 compared to $89.2 million for the nine months ended September 30, 2013. This increase was primarily due to the depreciation on the three new facilities opened in 2013 and five new facilities opened in the first nine months of 2014.
Interest expense, net. Interest expense, net of interest income, was $26.3 million for the nine months ended September 30, 2014 compared to $19.0 million for the nine months ended September 30, 2013. This $7.3 million increase was primarily a result of an increase in debt levels during 2013 and 2014 to fund future center expansion, other growth initiatives and share repurchases.
Provision for income taxes. The provision for income taxes was $60.4 million for the nine months ended September 30, 2014 compared to $62.4 million for the nine months ended September 30, 2013. The effective tax rate was 39.5% for both periods.

Net income. As a result of the factors described above, net income was $92.5 million, or 9.5% of total revenue, for the nine months ended September 30, 2014 compared to $95.7 million, or 10.4% of total revenue, for the nine months ended September 30, 2013.
Liquidity and Capital Resources
Liquidity
Historically, we have satisfied our liquidity needs through cash flow provided by operations, various debt arrangements and sales of equity. Our principal liquidity needs have included the development of new centers, debt service requirements, share repurchases and expenditures necessary to maintain and update our existing centers and associated fitness equipment and may include the acquisition and remodeling of centers we acquire from time to time, as well as acquisitions to support our in-center and ancillary businesses. We believe that we can satisfy our current and longer-term debt service obligations and capital expenditure requirements primarily with cash flow from operations, with existing available capacity of our revolver, by the extension of the terms of or refinancing our existing debt facilities, through sale-leaseback transactions and by continuing to raise long-term debt or equity capital, although there can be no assurance that such actions can or will be completed.
In July 2014, we obtained a mortgage loan in the original principal amount of $78.0 million on five of our facilities. In May 2014, we amended, enlarged and extended our credit facility, previously scheduled to mature in July 2018, now scheduled to mature in May 2019. In January 2014, we obtained a mortgage loan in the original principal amount of $80.0 million on five of our facilities. We expect to use the proceeds from the amended credit facility and the mortgage financings for general corporate purposes, future center expansion and to help fund other growth initiatives.
Our business model operates with negative working capital primarily for two reasons. First, we carry minimal accounts receivable due to our members' monthly membership dues paid by electronic draft. Second, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the credit facility.
As of September 30, 2014, we had total cash and cash equivalents of $9.6 million. We also had $481.6 million available under the existing terms of our credit facility as of September 30, 2014.
The following table summarizes our capital structure as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
	(In thousands)
Long-term debt	$1,152,567	$824,093
Current maturities of long-term debt	22,394	24,505
Total debt	1,174,961	848,598
Total shareholders’ equity	1,087,341	1,148,029
Total capitalization	$2,262,302	$1,996,627

Operating Activities
Net cash provided by operating activities was $189.3 million for the nine months ended September 30, 2014, compared to $190.8 million for the nine months ended September 30, 2013. This change is primarily due to a decrease of $7.2 million in deferred income taxes and a decrease of $6.8 million in working capital, partially offset by a $14.0 million increase in depreciation and amortization expense.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $347.0 million for the nine months ended September 30, 2014, compared to $236.0 million for the nine months ended September 30, 2013. The increase of $110.9 million was primarily due to an increase in capital expenditures related to new center construction and the purchase of two of our centers previously sold in a sale leaseback transaction in 2003.
Our capital expenditures were as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash purchases of property and equipment	$338,365	$224,542
Non-cash change in construction accounts payable	(7,004)	26,612
Other non-cash changes to property and equipment	3,331	2,195
Total capital expenditures	$334,692	$253,349
The following schedule reflects capital expenditures by type of expenditure:

	For the Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
New center land and construction, growth initiatives, major remodels, remodels of acquired centers and the purchase of previously leased centers	$262,174	$192,641
Maintenance of existing facilities and corporate capital expenditures	72,518	60,708
Total capital expenditures	$334,692	$253,349
At September 30, 2014, we had purchased the real property for three centers we plan to open in 2014, two of which have opened, and five centers we plan to open after 2014. We had also entered into a ground lease for one center and leases for two centers that we opened during 2014, and three ground leases for centers we plan to open after 2014. Construction in progress, including land purchased for future development, totaled $168.4 million and $202.8 million at September 30, 2014 and December 31, 2013, respectively.
During the nine month period ended September 30, 2014, we spent $16.0 million to acquire several major-market athletic events.

We expect our cash capital expenditures to be approximately $425 million to $445 million in 2014, including approximately $87 million to $107 million in the remaining three months of 2014. Of this approximately $87 million to $107 million, we expect to incur approximately $80 million to $90 million for new center construction and approximately $7 million to $17 million for the updating of existing centers and corporate infrastructure. The second quarter 2014 purchase of two of our centers previously sold in a sale leaseback transaction is included in the total 2014 capital expenditures expectation above. We plan to fund these capital expenditures primarily with cash flow from operations and our credit facility.
Financing Activities
Financing activities consist primarily of proceeds from long-term debt, repayments of and proceeds from our credit facility, payments on debt obligations and repurchases of common stock.

Net cash provided by financing activities was $159.0 million for the nine months ended September 30, 2014 compared to $49.5 million for the nine months ended September 30, 2013. This change of $109.5 million was primarily due to an increase of $198.7 million in proceeds from our credit facility, net and an increase of $36.8 million in other long-term debt. These proceeds funded the increase in capital expenditures and an increase of $126.6 million in share repurchases.
Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires May 2019	$702,000	$510,500
Mortgage notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	93,865	95,207
Mortgage notes payable with monthly interest and principal payments totaling $531 including interest at 5.06% to February 2024	78,652	—
Mortgage notes payable with monthly interest and principal payments totaling $669 including interest at 4.70% to August 2027	77,636	—
Mortgage notes payable with monthly interest and principal payments totaling $775 including interest at 4.45% to March 2023	65,760	70,457
Mortgage notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	66,596	68,173
Mortgage notes payable with monthly interest and principal payments totaling $423 including interest at 4.48% to September 2026	47,100	49,287
Other	38,520	40,009
Total debt (excluding obligations under capital leases)	1,170,129	833,633
Obligations under capital leases	4,832	14,965
Total debt	1,174,961	848,598
Less current maturities	22,394	24,505
Total long-term debt	$1,152,567	$824,093
Credit Facility
In May 2014, we amended, enlarged and extended our credit facility. The amount of our credit facility was increased from $860.0 million to $1.20 billion. We may increase the facility by an additional $500.0 million through the exercise of an accordion feature if one or more lenders commit the additional $500.0 million. The term of the facility was extended to May 2019.
As of September 30, 2014, $702.0 million was outstanding on the credit facility at a weighted average interest rate of 2.4%, plus $13.9 million related to letters of credit, leaving $481.6 million available for additional borrowing under the credit facility. The weighted average interest rate and debt outstanding under the credit facility for the nine months ended September 30, 2014 was 2.4% and $567.5 million, respectively. The maximum month-end balance during the nine months ended September 30, 2014 was $715.2 million.
As of September 30, 2013, $446.9 million was outstanding on the credit facility at a weighted average interest rate of 2.4%. The weighted average interest rate and debt outstanding under the credit facility for the nine months ended September 30, 2013 was 2.4% and $399.1 million, respectively. The maximum month-end balance during the nine months ended September 30, 2013 was $479.6 million.

Other Financing
In July 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $78.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by five properties and matures in August 2027. Interest on the amounts borrowed is 4.70% per annum, with a constant monthly debt service payment of $0.7 million.
In January 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $80.0 million from Well Fargo Bank, N.A. pursuant to a promissory note and related agreements dated January 28, 2014. The mortgage financing is secured by mortgages on five properties and matures in February 2024. Interest on the amounts borrowed is 5.06% per annum, with a constant monthly debt service payment of $0.5 million.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of September 30, 2014.
Our primary financial covenants under the credit facility are:

		Actual as of	Actual as of
		September 30,	December 31,
Covenant	Requirement	2014	2013
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	3.47 to 1.00	2.79 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.19 to 1.00	3.58 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	1.97 to 1.00	2.62 to 1.00
The formulas for these covenants are specifically defined in the credit agreement for our credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of September 30, 2014 and December 31, 2013, our net floating rate indebtedness was $535.8 million and $346.1 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the nine months ended September 30, 2014, our interest costs would have increased by approximately $3.0 million. If short-term interest rates were to have increased by 100 basis points during the nine months ended September 30, 2014, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at September 30, 2014.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Third Quarter 2014
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP (the "ESPP Authorization"). From June 2006 through September 30, 2014, we repurchased 271,451 shares pursuant to the ESPP Authorization, of which 32,178 shares were repurchased during the first nine months of 2014. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.
The following table presents the repurchases of stock under the ESPP Authorization in the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased
July 1-31, 2014	17,032	$48.75	228,549
August 1-31, 2014	—	$—	228,549
September 1-30, 2014	—	$—	228,549
Total	17,032	$48.75	228,549
On August 15, 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions (the "Stock Repurchase Authorization.") through July 22, 2014. As of September 30, 2014, a total of 4,109,146 shares were repurchased under this program for $197.8 million. During the nine months ended September 30, 2014, 3,462,445 shares were repurchased for $166.9 million. The shares repurchased were purchased in the open market and, upon repurchase, became unissued shares of our common stock. This authorization terminated on July 22, 2014 with the authorization of a new share repurchase program.
The following table presents the repurchases of stock under the Stock Repurchase Authorization in the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet be Purchased (1)
July 1-31, 2014	551,499	$48.75	$—
August 1-31, 2014	—	$—	$—
September 1-30, 2014	—	$—	$—
Total	551,499	$48.75	$—
(1) This authorization terminated on July 22, 2014 with the authorization of a new share repurchase program.

On July 22, 2014, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on June 30, 2016, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of September 30, 2014, no shares have been repurchased under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Filed Electronically.
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
4.2	Rights Agreement, dated as of August 22, 2014, between Life Time Fitness, Inc. and Wells Fargo Bank, N.A., as Rights Agent.	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on August 25, 2014 (File No. 001-32230).
10.1	Transition Agreement between Life Time Fitness, Inc. and Michael R. Robinson, dated July 8, 2014.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2014.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Eric J. Buss
Name: Eric J. Buss Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Filed Electronically.
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
4.2	Rights Agreement, dated as of August 22, 2014, between Life Time Fitness, Inc. and Wells Fargo Bank, N.A., as Rights Agent.	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on August 25, 2014 (File No. 001-32230).
10.1	Transition Agreement between Life Time Fitness, Inc. and Michael R. Robinson, dated July 8, 2014.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.