Form 10-K
period 2014-12-31
LIFE TIME FITNESS, INC.
filed 2015-03-02
CIK 1076195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32230
Life Time Fitness, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1689746 (I.R.S. Employer Identification No.)
2902 Corporate Place Chanhassen, Minnesota (Address of principal executive offices)	55317 (Zip Code)
Registrant's telephone number, including area code: (952) 947-0000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.02 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $1,779,437,157, based on the closing sale price for the registrant’s common stock on that date.
The number of shares outstanding of the registrant's common stock as of February 19, 2015 was 39,014,939.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2015 Annual Meeting of Shareholders	Part II, Item 5 and Part III

FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results in the future to differ materially from its historical results and those presently anticipated or projected. Among these factors are attracting and retaining members, risks related to our debt levels and debt covenants, the ability to access our existing credit facility and obtain additional financing, strains on our business from continued and future growth, including potential acquisitions and other strategic initiatives, risks related to maintenance and security of our data, potential recognition of compensation expense related to performance-based stock grants, competition from other health and fitness centers, identifying and acquiring suitable sites for new centers, delays in opening new centers, unanticipated expenses relating to regulatory matters or litigation, the ability to convert our real estate assets into a REIT, the potential advantages, benefits and impact of, and opportunities created by, converting our real estate assets into a REIT, including potential tax benefits, and other factors set forth in Part I, Section 1A of this Annual Report entitled “Risk Factors.” Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
We intend to take advantage of the protective provisions of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements. We caution investors not to place undue reliance on any such forward-looking statements, which speak only as of the date on which such statements were made. We undertake no obligation to update such statements to reflect events or circumstances arising after such date.
PART I

Item 1. Business.
Company Overview
Life Time Fitness, Inc. ("Life Time") is The Healthy Way of Life Company. We help organizations, communities and individuals achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of interest, or discovering new passions, both inside and outside of Life Time's distinctive, resort-like sports, professional fitness, family recreation and spa destinations, most of which operate 24 hours a day, seven days a week. Our Healthy Way of Life approach enables our customers to achieve success by providing the best places, people and programs of exceptional quality and value. As of March 2, 2015, we operated 113 centers under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands primarily in suburban locations in 32 major markets in the United States and Canada.
We believe our centers provide a desirable and unique experience for our members, resulting in a high number of memberships per center. We directly operate and manage all of our centers both to optimize and deliver the high-quality member experience we expect. Of our 113 centers, we consider 92 to be of our large format design. Among these 92 centers, we consider 67 to be of our current model design. Although the size and design of our centers may vary, our business strategy, member-focused approach and core operating processes generally remain consistent across our centers. Our current model centers target 6,500 to 10,500 memberships by offering, on average, 114,000 square feet of multi-use sports and athletic, professional fitness, family recreation, spa amenities and programs and services in a resort-like environment.
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
Our offerings also include our proprietary line of nutritional products and supplements, and our award-winning magazine, Experience Life®. We also operate an Athletic Events division, which offers more than 75 events each year, including running, cycling and triathlon events from entry-level to ultra-endurance. Additionally, we offer a portfolio of health programs and assessments to members at our centers as well as employees of corporate clients, along with partnerships with health insurance companies, with the goal of further extending our Healthy Way of Life products, programs, services and brand.
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
The broad range of amenities, programs and services we offer exceeds that of most other health and fitness center alternatives available to consumers. We offer different types of membership plans for individuals, couples and families including Access and Non-Access memberships. Our Non-Access membership option is for members who do not access the center, but still want to maintain certain member benefits. Our typical monthly Access membership dues range from $45 to $160 per month for an individual membership and from $75 to $340 per month for a couple or family membership. Our typical Non-Access dues are $10 to $20 per month for an individual, couple or family membership. The majority of our memberships include the primary member’s children under the age of 12 at a modest per child monthly cost. In addition, for children under the age of 12, we offer Life Time Kids Academy, at select locations, which includes more in-depth, skills-based programming focused on activity, learning and fitness. At December 31, 2014, this program was in 20 clubs, and offers monthly dues between $20 and $90 per month. We provide the majority of our members with a variety of services with their membership, including group fitness classes and fitness assessments, towel and locker service and an online subscription to our award-winning magazine, Experience Life®. Our membership plans include initial 14-day money back guarantees and are month-to-month, cancelable by giving up to 60 days advance notice. We believe our value proposition and member-focused approach creates loyalty among our members.
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
Our center-level economic model has been regularly refined and is both based and dependent on driving membership growth by ramping memberships and optimizing membership mix and pricing after a new center is opened, as well as retaining the dues stream and maintaining tight expense control once the center matures. Since our first center opened in 1992, we have opened and operated over 100 centers, each of which utilizes this economic model. In 2014, this economic model resulted in revenue growth of 7.0%, with revenue of $1.3 billion and EBITDA growth of 6.4%, with EBITDA of $374.3 million and an EBITDA margin of 29.0%. EBITDA is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. Additional details related to EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
We have a disciplined and sophisticated site selection and development process.
We have developed a disciplined and sophisticated process to evaluate metropolitan markets in which to build or lease new centers, as well as evaluate specific sites for potential centers within those markets. This multi-step process is based upon applying our proven successful experience and analysis generated from profiles of our existing centers to the market's potential base, including physical geography, drive patterns, demographics, cultural and competitive information. We continue to modify the analysis based upon the performance of our centers including newer centers as they mature. A formal business plan is developed for each proposed new center and the plan must pass multiple stages of approval by our management team and the Finance Committee of the Board of Directors. By utilizing a wholly owned construction subsidiary, LTF Construction Company, LLC (“Life Time Construction”) that builds and remodels our centers as well as an in-house architectural team that designs and produces construction drawings, we maintain maximum flexibility over the design process of our centers as well as control over the cost and timing of the construction process.

Our Growth Strategy
Our growth strategy is driven by three primary elements:
Build and acquire new centers.
We intend to expand our base of centers, primarily through new center development as well as opportunistic acquisition. Our new center expansion will focus on strategic locations which we believe will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. These locations typically represent our Life Time Athletic centers, which include our Onyx and Diamond membership plans. In 2014, we opened six large format centers that we designed and constructed, all of which are Life Time Athletic centers. We expect to open six centers in 2015, five of which are Life Time Athletic centers and all of which are currently under construction. A rollforward of our center growth is as follows:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Total centers, beginning of year	108	105	101	89	84
New centers – constructed	6	3	3	3	3
New centers – remodel of existing space	—	—	—	—	2
Acquired centers (1)	—	—	1	9	1
Closed centers (2)	(1)	—	—	—	(1)
Total centers, end of year	113	108	105	101	89
(1) In 2012, we acquired the Racquet Club of the South, a tennis facility in the Atlanta market, which we rebranded as Life Time Athletic Peachtree Corners. In 2011, we acquired nine centers from Lifestyle Family Fitness ("LFF") in Indiana, North Carolina and Ohio. In 2010, we acquired one center in Texas.
(2) In 2014, we closed one small, leased Minneapolis center and transferred all member programming and equipment to our other Minneapolis centers. In 2010, the lease expired on our 85,630 square foot center in St. Paul, Minnesota which opened in 1997. We closed the center and transferred its memberships to our surrounding locations.
Grow membership dues and in-center revenue.
We focus on growing our membership dues through membership retention and loyalty, optimizing dues through price and mix, and adding new memberships. We expect to continue driving in-center revenue both by introducing new products and services and by expanding our marketing and affinity programs to introduce more members to our products and services.
Grow membership dues. We focus on growing our membership dues through member retention and loyalty initiatives. We focus on optimizing our membership dues through price increases and by improving the mix of our memberships. Our membership dues mix can be improved by increasing the number of members covered under a membership (for instance, an individual to a couple membership, or a couple to a family membership). A member may also upgrade a membership to a higher plan level (for example, from Gold to Platinum).
In order to achieve and maintain our membership and dues goals, we focus on membership retention, demographics, center usage and membership trends, and employ marketing programs to effectively communicate our value proposition to existing and prospective members. We also offer a subscription option, referred to as a Non-Access membership, for members who do not access the center, but still want to maintain certain member benefits.
Grow in-center revenue. In 2014, revenue from the sale of in-center products, programming and services grew $35.4 million, or 9.4%, to $411.0 million and we increased in-center revenue per membership from $545 to $597. Our programming and services include personal training, spa, café and other member offerings. We focus on growing in-

center revenues by getting more members involved in or using our current product and service portfolio, continually introducing new products and services and by marketing our in-center businesses.
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
Our health and weight loss programs are expanding as we seek to serve both businesses and individuals with an array of differentiated health, wellness, fitness, weight loss and nutrition solutions. As we do so, we also are creating opportunities to expand the reach of our destinations, programs and services to new members while also growing our subscription-based model to include new types of memberships with limited or no regular center access.
Revenue from ancillary businesses grew $7.1 million, or 14.4%, to $56.7 million, which was due primarily to our January 2014 acquisition of several major-market athletic events.
Our Centers
Size and Location
Our centers have evolved since inception. All centers are centrally located in areas that offer convenient access from residential, business and shopping districts of the surrounding community, and generally provide free and ample parking.
Of our 113 centers as of December 31, 2014, 92 are of our large format design and 67 of those conform to our current model center design. Our distinctive format is designed to provide efficient and inviting spaces that are conducive to the wide range of healthy way of life programming we deliver and that accommodate each center’s targeted capacity. Our current model centers generally target 6,500 to 10,500 memberships and our other large format centers generally target 3,500 to 10,500 memberships. This targeted capacity is designed to maximize the member experience based upon our historical understanding of membership usage, facility layout, the number of individual, couple and family memberships and pricing.
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

	As of December 31,
	2014	2013	2012	2011	2010
Large format centers – current model
Number of centers	67	63	60	57	54
Average square feet	114,000	114,000	114,000	113,000	113,000
Large format centers – other
Number of centers	25	24	24	24	24
Average square feet	95,000	95,000	95,000	95,000	95,000

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
The table below displays the wide assortment of amenities, services, activities and events typically found at our large format centers, including our current model centers:

Amenities	Services	Activities and Events
Cardiovascular Equipment	24-Hour Availability	Aquatics
Free Weight and Resistance Equipment	Towel Service	Athletic Leagues
Group Fitness Studios	Locker Service	Kids' Birthday Parties
Studio Cycle Theaters	Experience Life® Magazine	Martial Arts
LifePowerSM Studio	Massage Therapy	Kids’ Academy
Basketball/Volleyball Courts	Health and Fitness Assessments	Pilates
Racquetball/Squash Courts	Personal Training	Group Fitness Classes
Lap Pool and Whirlpool Spas	T.E.A.M. Programs	Studio Cycling
Zero-depth Entry Swimming Pools	Weight Loss Programs	Sports Training Camps
Two-story Waterslides	Nutritional Products	Summer and Vacation Camps
Saunas	Nutrition Coaching	Swimming Lessons
Rock Climbing Cavern	Endurance Coaching	Yoga
Child Center	Member Advantage	Dance Classes
LifeSpa and Medi-spa	myLT.com and Other Online Services	Athletic Events
LifeCafe and Pool-side Bistro	Chiropractic Services	Social Events
Men’s, Women’s and Family Locker Rooms	Cardiovascular and Resistance Training	Run, Cycle and Other Interest-Driven Clubs
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
Our current model centers have large indoor and outdoor recreation pools with zero-depth entrances and water slides, lap pools, saunas, steam baths and whirlpools. A majority of these centers also have at least two regulation-size basketball courts that can be used for various sports activities, as well as other dedicated facilities for group fitness, cycling, rock climbing, racquetball and/or squash. In addition, we have tennis facilities at 22 locations with professional instruction.
Fitness Services for Individuals and Groups. On average, we employ 25 personal trainers in a current model center. Our personal trainers are skilled in assessing and formulating effective individual and group exercise programs. Our personal training program aims to improve the long-term health and fitness of our members and be considered a leader in the industry. To this end, our personal trainers are required to be certified by one of the nationally accredited certification bodies within six months of employment and take a rigorous one-week internal certification program before providing a member service.
We offer many different programs featuring our certified professional personal trainers including:

•
One-on-One Sessions – We offer sessions in which an individual member meets directly with a personal trainer to help him or her achieve healthy way of life goals, including losing weight, gaining weight/muscle mass, or specific event training.

•	Group Sessions – We offer small group (two to four members) and large group (typically eight to 12 members) training sessions to help members achieve their healthy way of life goals with others.

•	Assessments – We offer various health and fitness assessments for a detailed view of total health including metabolic cardiovascular testing, metabolic profile assessments and lab testing.

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
LifeCafe. Our large format centers feature an on-site, full-service, chef-driven LifeCafe, which offers an all-natural menu with an abundance of organic, preservative- and cage-free offerings. In keeping with our commitment to provide members with healthy, all-natural food, a broad menu of made-to-order and pre-prepared breakfast, lunch and dinner items offer better ingredients - free of artificial flavors, artificial colors, artificial preservatives, artificial sweeteners, trans fats and bleached flour. Customers can enjoy the convenience of dining indoors, ordering items to go or selecting pre-made 'grab and go' meals. Additionally, they may take advantage of our outdoor poolside bistro at each of our current model centers and certain of our other large format centers. LifeCafes also typically offer our line of nutritional products and supplements, third-party nutritional products, exercise accessories and personal care products.
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
LifeClinic Chiropractic. In select locations, LifeClinic Chiropractic services are provided by third-party licensed chiropractors. LifeClinic Chiropractic offers an innovative, non-invasive form of soft tissue and joint treatment.
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
Memberships
We define a membership in two ways: Access memberships and Non-Access memberships or other subscriptions. As of December 31, 2014, we had 809,445 memberships, comprised of 683,530 Access memberships and 125,915 Non-Access memberships. As of December 31, 2014, we had 1,464,928 members, an average of 1.8 members per membership.
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
Part of the Access membership plan offering at most centers is a junior membership. Children under the age of 12 qualify for a junior membership, with dues of $10 to $90 per month, depending on the center. The junior membership provides access to the child center, pools and gymnasiums at designated times. In addition, we have added a new offering also for children under the age of 12 – Life Time Kids Academy – which includes more in-depth programming focused on activity, learning, and fitness. At December 31, 2014, this program is in 20 clubs and is priced between $20 and $90 per month. We do not count junior memberships or Life Time Kids Academy memberships as incremental reported memberships since they are already part of the Access membership. We also have occasionally offered other membership plans aimed to attract niche members.
The following table compares our different Access membership plans as of December 31, 2014:

	Bronze	Gold	Platinum	Onyx	Diamond
		Fitness,	Outstanding	Exceptional	Premium
	Value and	fun and	club	service	benefits, value
	affordability	relaxation	amenities	and luxury	and privileges
Number of centers	15	53	13	17	15
Enrollment fee	$0-105	$0-115	$0-115	$0-145	$0-165
Individual dues	$45-55	$55-80	$80-90	$80-120	$135-160
Family dues (1)	$95-135	$135-170	$180-190	$170-260	$285-340
Center access	All Bronze centers (15)	All Bronze and Gold centers (68)	All Bronze, Gold and Platinum centers (81)	All Bronze, Gold, Platinum and Onyx centers (98)	All centers (113)

(1) Does not include the cost of junior memberships or Life Time Kids Academy memberships.

From time to time we change a club's designation, for example, from Bronze to Gold. Our clubs by membership type are as follows:

	December 31,
	2014	2013	2012	2011	2010
Life Time Fitness centers
Bronze	15	14	18	20	10
Gold	53	55	51	49	51
Platinum	13	12	16	15	14
Total Life Time Fitness centers	81	81	85	84	75
Life Time Athletic centers
Onyx	17	16	11	9	9
Diamond	15	11	9	8	5
Total Life Time Athletic centers	32	27	20	17	14
Total centers	113	108	105	101	89
Non-Access Memberships and Other Subscription Plans. Non-Access memberships are $10 to $20 per month, whether an individual, couple or a family. Non-access members have access to myLT.com, which includes Member Advantage and interest-area content, a subscription to Experience Life® magazine and the ability to resume Access membership without paying enrollment fees. In the future, we may develop and implement other membership or subscription plans that will not have full access to the centers. These types of memberships will be included in this category of Non-Access and other subscription plans.
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

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Total number of visits (in millions)	69.4	69.2	68.4	63.8	60.1
Average number of visits to large format centers per month	60,034	63,412	64,263	63,496	62,229
Average number of visits to large format centers per year per membership	100	100	100	99	98
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

After we identify a potential site and determine that it is a viable site, we develop a business plan for a center on that site. This requires analysis from several functional areas of management as well as approval from the Finance Committee of our Board of Directors. We believe that our disciplined, structured process reduces the potential for developing a site that the market cannot support.
Design and Construction. Our wholly owned subsidiary, Life Time Construction, provides us with architecture and design services, millwork fabrication and construction management. With approximately 140 employees, this subsidiary is dedicated solely to the design and construction of each new center and the remodel of existing and acquired centers.
We have developed a series of prototypical plans and specifications that can be easily adapted to each specific site. Project architects along with our construction management teams monitor quality and oversee the construction progress throughout the development of each new center.
Life Time Construction's management teams provide on-site supervision, as well as administrative services, such as permitting, purchasing, project accounting and safety administration, for each new site and remodel. The construction management teams qualify subcontractors, bid each component of our projects to ensure cost-effective pricing, and monitor cost progress for the duration of the project. By using similar materials at each center, we not only maintain a consistent look and feel, but we are also able to maximize buying power and leverage economies of scale in purchasing.
Through Life Time Construction we are able to maximize flexibility in the design process, retain control over the cost and timing of the construction process and realize potential cost savings on each project. Nearly all costs are capitalized as a part of the overall initial investment in the new center or the remodel. Any remaining unallocated costs are recognized as an expense in the period incurred. Because this subsidiary performed services solely for us, we have not recognized any revenue or profit related to Life Time Construction's operations.
Marketing and Sales
Overview of Marketing. Our in-house marketing and creative design agency is responsible for promoting and differentiating the Life Time Healthy Way of Life brand so as to attract, connect and engage existing and new customers to our centers, products and services. Our marketing and creative design initiatives focus on our comprehensive, healthy lifestyle-oriented approach of helping people set and achieve their health and fitness goals by participating in activities that interest them - and helping them to identify new areas of passion - both inside and outside of our healthy way of life destinations. In turn, these efforts further engage existing members in our ancillary business areas and generate new consumer leads for our membership sales force. Our in-house marketing and creative design agency integrates four key areas, including member acquisition and retention, media planning and analysis, creative development and production, and web, digital and social media. By delivering centralized marketing and creative design services to our centers and ancillary businesses, we bring proven, experienced, consistent and innovative strategic planning, creative design, member experience and production to our existing and new markets in an efficient and effective manner.
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
Ongoing Member Retention Phase. When a new member joins, we initiate a comprehensive connectivity and engagement process aimed at helping them to achieve their total health objectives, athletic aspirations and fitness goals by engaging in their areas of passion. We are in the position to help them achieve this by providing the best places, people and programs of exceptional quality and value. We have created dozens of specific interest areas, along with connectivity programs, including, but not limited to, our dedicated member website, myLT.com; our periodic offerings of various athletic and social events; access to national and local Member Advantage discounts; and access to myLT Buck$, a member loyalty or rewards program. We focus on proactive member retention activities that we believe deliver a better member experience and fewer members requesting to cancel their membership.
Leveraging the LIFE TIME Brand
We continue to build our brand nationally and internationally through expansion of our portfolio of centers, by delivering high-quality products and services in the area of athletic events and media and by offering comprehensive health programs that focus on the Healthy Way of Life.
Centers. As of March 2, 2015, we operated 113 centers in 32 major markets in the United States and Canada under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands. Today, we provide consumers with the highest quality, most comprehensive health and fitness destinations featuring a resort-like atmosphere and amenities, and comprehensive health and fitness experience. Each space within our centers is carefully designed to be inviting, functional, innovative and inspiring. Our destinations are complemented by a large, trained and certified team of professionals who uphold a common objective: helping our customers achieve their total health objectives, athletic aspirations and fitness goals. Moreover, we operate some twenty different businesses within our destinations, each deliberately designed to meet all of the sports, health, fitness, recreation and entertainment needs of the most discerning consumer - all under one roof. These boutique-like, interest-driven programs help ensure that our customers are able to achieve success by participating in the activities that match their areas of passion. In both existing and new markets, our centers provide a powerful reinforcement of the unique and differentiated Healthy Way of Life brand, programs, products and services we deliver to individuals, communities and organizations.
Athletic Events and Media. We produce athletic events for members and non-members, both inside and outside our centers. The primary focus has been on endurance activities, including running, cycling and triathlon. In 2014, we produced more than 75 events, serving approximately 200,000 participants. Our events range from entry level to ultra endurance events and draw from local, regional, national and international markets. Our larger events include triathlons such as the New York City Triathlon and the Chicago Triathlon, as well as the iconic Leadville Trail 100® event series. In addition, we own and manage the Life Time Tri Pro Series, which connects seven of the most prominent international distance triathlon events in the United States. We produce events primarily in markets in which we operate centers, including themed runs such as the Torchlight 5K Run, Turkey Day 5K and Commitment

Day 5KSM. We also produce indoor triathlons in many of our centers, which are geared towards introducing members to the sport of triathlon.
Through our media business, we provide our partners with reach to sought-after consumers through a range of print and digital media, including our award-winning Experience Life® magazine and event sponsorships.
Comprehensive Health Programs. Our health, fitness and weight loss programs are expanding as we seek to serve both businesses and individuals with an array of differentiated health, wellness, fitness, weight loss and nutrition solutions. As we do so, we also are creating opportunities to expand the reach of our destinations, programs and services to new members, while also growing our subscription-based model to include new types of memberships with limited or no regular center access.
Our Employees
Our current model centers are staffed with an average of 250 full-time and part-time employees. Approximately 10 center employees are in management positions, typically including a general manager, member services department head, operations department head, member engagement manager and personal training department head to ensure a well-managed facility and motivated work force.
All center team members are required to participate in a training and certification program that is specifically designed to promote a friendly and inviting environment with each member interaction while upholding a consistent standard of performance across all of our centers. Team members also receive ongoing mentoring and continuing education, and annually a re-certification is required before any team member is permitted to work or to advance to other positions within our company. Additionally, our personal trainers, registered dietitians, massage therapists, group fitness instructors and cosmetologists are required to maintain a professional license or one of their industry’s top certifications.
As of February 19, 2015, we had approximately 24,600 employees, including approximately 17,300 part-time employees. We are not a party to a collective bargaining agreement with any of our employees. Although we experience turnover of non-management employees, historically we have not experienced difficulty in obtaining adequate replacement employees. In general, we believe relations with our employees are good.
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
Financial Information about Geographic Areas
We operate centers and offer other wellness-related offerings in the U.S. and Canada. Our race registration and timing business also has customers outside of the U.S. and Canada. Net sales by geographic area is presented by attributing revenue from our members and customers on the basis of whether the product or services are sold within the U.S. or outside of the U.S. Our revenues from members and customers within the U.S. were $1,268.7 million, $1,183.3 million and $1,111.5 million for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Our revenues from members and customers in all foreign countries were $21.9 million, $22.6 million and $15.4 million in the aggregate for those same periods. Additionally, we also held net long-term assets within the U.S. of $2,516.0 million, $2,230.3 million and $1,975.6 million at December 31, 2014, 2013 and 2012, respectively, and outside of the U.S. of $56.9 million, $44.6 million and $41.6 million in the aggregate as of December 31, 2014, 2013 and 2012, respectively.
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
The success of our business depends on our ability to attract and retain members, and we cannot assure you that we will be successful in our marketing efforts or that the membership levels at our centers will not decline, especially at those centers in operation for an extended period of time. All of our members can cancel their membership at any time upon providing advance notice. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain our membership levels and sales from in-center services. There are numerous factors that could lead to a decline in membership levels or sales of in-center services in mature centers or that could prevent us from increasing membership and in-center service revenue at newer centers where membership is generally not yet at a targeted capacity. These factors include changing desires and behaviors of consumers, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in our trade areas, advances in medical care that lead to less interest in health and fitness activities, and a decline in the public’s interest in health and fitness as well as social fears such as terror or health threats which could reduce the desire to be in a concentrated public venue. In order to increase membership levels, we may from time to time offer lower membership rates and enrollment fees. In addition, we anticipate that most of our future centers will target higher income members than we have historically targeted. We may not be successful in optimizing price and mix or in adding new memberships in these new centers, and our growth in membership dues in these future centers may suffer as a result. Any decrease in our average dues, reduction in enrollment fees or higher membership acquisition costs may adversely impact our operating margins.
We rely heavily on our credit facility and our ability to access additional capital. If we are not able to access our credit facility, obtain additional capital or refinance existing debt, our ability to operate our business and pursue our growth strategy may be impaired.
As of December 31, 2014, we had total consolidated indebtedness of $1,200.9 million, of which $567.3 million was floating rate debt, consisting principally of obligations under term notes that are secured by certain of our properties, borrowings under our credit facility that are secured by certain personal property, mortgage notes that are secured by certain of our centers, and obligations under capital leases.

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
In addition to the amount of indebtedness outstanding as of December 31, 2014, we had access to an additional $448.7 million under our credit facility. We also have the ability to incur new debt, subject to limitations under our existing credit facility and in our debt financing agreements. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify, and we may have to change our growth strategies as a consequence.
Finally, if cash from available sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all. Furthermore, the cost of debt financing could significantly increase, making it cost prohibitive to borrow, which could force us to issue new equity securities. If we issue new equity securities, existing shareholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.
Any inability to access our existing credit facility, to raise additional capital when required or with favorable terms, or to repay scheduled indebtedness at maturity could have an adverse effect on our business plans and operating results.
If we fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be adversely affected.
We increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have adverse effects on our business, operations, reputation and financial condition, including decreased revenue; fines and penalties; increased financial processing fees; compensatory, statutory, punitive or other damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order. Like other large companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions, none of which have had an impact on our business, results of operation or financial condition and none of which have required us to provide formal notification to any parties.
Our planned growth could place strains on our management, employees, information systems and internal controls which may adversely impact our business.
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
We may be unable to successfully acquire suitable businesses or, if we do acquire them, the acquisition may disrupt our business, we may be unable to successfully integrate the business into our own, or the acquired assets may be subject to impairment, all of which may have an adverse effect on our performance.
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
As we increase our numbers of centers, our current focus is on higher demographic locations, which typically require higher costs of land, increased construction costs, and amenities and features within the new centers that represent the Life Time Athletic centers, which include the Onyx and Diamond membership plans. The higher gross invested capital at these centers will require higher operating margins and higher net income per center to produce the level of return we expect. Failure to provide this level of return could adversely affect our financial results.
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
At March 2, 2015, we operated multiple centers in several metropolitan areas, including 23 in the Minneapolis/St. Paul market, nine in the Chicago market, eight in the Dallas market, seven in the Detroit market, six in each of the

Atlanta and Houston markets and five in each of the Phoenix and greater New York markets, with future planned expansion in current and new markets. As a result, any prolonged disruption in the operations of our centers in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the centers as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
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
We currently operate centers in 25 states and one Canadian province. We plan to open six new large format centers in 2015, three of which are in existing markets. Opening new centers in existing markets may attract some memberships away from other centers in those markets, thereby leading to diminished revenue and profitability. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
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
We could also face claims for economic or other damages by members, guests or employees, including consumer protection, wage and hour, health club contract, or other statutory or common law claims arising from our business operations. Such claims may be uninsured.
We are subject to extensive government regulation, and changes in these regulations could have a negative effect on our financial condition and results of operations.
Our operations are subject to various federal and state laws and regulations, including but not limited to the following:

•	federal and state consumer protection laws related to the advertising, marketing and sale of our products and services;

•	state statutes that regulate the sale and terms of our membership contracts;

•	state and local health or safety regulations related to various center operations, such as child centers, LifeCafe, LifeSpa or Aquatics;

•	federal and state regulation of ancillary health and fitness-related products and services;

•	state licensing or other regulation of our service providers, such as cosmetologists, massage therapists and registered dietitians;

•	federal and state laws and regulations governing privacy and security of information; and

•	federal and state wage and hour or other employment related laws and regulations.
Any changes in such laws or regulations could have an adverse effect on our financial condition and results of operations.
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
As of March 2, 2015, we operated 113 centers in 25 states and one Canadian province. We expect to open six centers in 2015 on sites we own or lease in various markets, all of which are currently under construction. The table below contains information about our open centers as of March 2, 2015:

	Number of	Square		Number of	Square
	Centers	Feet		Centers	Feet
United States:
Alabama	1	103,647	Nebraska	1	115,030
Arizona	5	457,950	Nevada	2	261,673
California	1	127,799	New Jersey	3	324,668
Colorado	4	482,557	New York	2	248,620
Florida	2	129,606	North Carolina	6	294,369
Georgia	6	585,601	Ohio	6	508,297
Illinois	9	1,016,003	Oklahoma	1	114,441
Indiana	3	166,956	Tennessee	1	112,110
Iowa	1	110,376	Texas	18	1,892,813
Kansas	2	222,190	Utah	1	108,925
Maryland	2	177,263	Virginia	4	384,974
Michigan	7	682,638	Canada:
Minnesota	23	1,944,602	Ontario	1	146,674
Missouri	1	112,110	Total	113	10,831,892
In a few of our centers, we sublease space to third parties. The square footage figures above include those subleased areas. The square footage figures exclude areas used for tennis courts, outdoor swimming pools and outdoor play areas. These figures are approximations.
In addition to the centers listed in the table above, we also operate five facilities which we classify as satellite locations. These include a 15,640 square foot tennis-only facility that we own in Minnetonka, Minnesota, a 75,450 square foot tennis-only facility that we own in Centennial, Colorado, a 75,444 square foot tennis-only facility that we own in Plano, Texas and two leased yoga centers in the Detroit, Michigan market.

Other Property Data:

	As of December 31,
	2014	2013	2012	2011	2010
	(Number of centers)
Center age
Open 1 to 12 months (non-mature)	6	3	4	12	6
Open 13 to 36 months (non-mature)	7	16	18	9	14
Open 37+ months (mature)	100	89	83	80	69
Total centers	113	108	105	101	89
Center format
Large format - current model	67	63	60	57	54
Large format - other	25	24	24	24	24
Other format	21	21	21	20	11
Total centers	113	108	105	101	89
Center ownership
Own	42	46	48	47	35
Own/ground lease	9	9	9	7	3
Own/mortgaged	32	22	17	17	20
Own/ground lease/mortgaged	—	—	—	—	3
Joint venture	1	1	1	1	1
Leased	29	30	30	29	27
Total centers	113	108	105	101	89
Center composition
Company originated centers	91	86	83	80	77
Acquired centers	22	22	22	21	12
Total centers	113	108	105	101	89

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
Excluding renewal options, the terms of leased centers, including ground leases, expire at various dates from 2015 through 2049. The majority of our leases have renewal options and a few give us the right to purchase the property.
Item 3. Legal Proceedings.
TCPA Litigation — On April 17, 2014, a putative class action was filed against LTF Club Operations Company, Inc., a wholly-owned subsidiary of Life Time Fitness, Inc., in the Circuit Court of St. Louis County, Missouri. On June 13, 2014, LTF Club Operations Company, Inc. removed this action to the United States District Court for the Eastern District of Missouri, Eastern Division. On April 23, 2014, a second putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the District of Minnesota. On April 23, 2014, a third putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern Division. On July 1, 2014, a fourth putative class action was filed against Life Time Fitness, Inc. in the United States District Court for the District of Minnesota. On January 26, 2015, a fifth putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern Division. These actions are collectively referred to as the “TCPA Actions” or "TCPA Litigation."
The TCPA Actions allege that we violated the federal Telephone Consumer Protection Act (“TCPA”) when we, or a third party on our behalf, sent marketing text messages to plaintiffs’ cellular telephones using an automatic telephone dialing system without plaintiffs’ consent. Each plaintiff seeks certification of the class, injunctive relief, reasonable attorneys’ fees and costs, and an award of damages available under the TCPA, which include actual damages and statutory damages of $500 per violation or $1,500 per violation if the violation was willful. We deny the allegations.
On October 15, 2014, the United States Judicial Panel on Multidistrict Litigation granted our motion to transfer four of the TCPA Actions to the United States District Court for the District of Minnesota for coordinated or consolidated pretrial proceedings (“MDL”). We have moved to transfer the fifth action, filed January 26, 2015, for consolidation in the MDL.
The parties have agreed to a class settlement of the TCPA Litigation. On February 25, 2015, plaintiffs filed a motion for preliminary approval of the settlement. The preliminary approval hearing is scheduled for March 5, 2015. We agreed to pay all costs of the settlement, including class notice, claims administration, court-awarded plaintiffs’ attorneys’ fees, court-awarded service awards, and awards to class members. Class members may claim either a cash award of $100 or a membership award that lets them pick either a free three-month single Gold membership or a $250 credit toward any access membership that covers the class member. The total settlement amount, as calculated under the agreement, is subject to a minimum of $10 million and a maximum of $15 million. Depending on the total number of claims submitted and the amount of attorneys’ fees awarded, the amounts of the cash award and membership award may be adjusted up or down to bring the total settlement amount within that range. For purposes of calculating the total settlement amount, every membership award that is timely and validly claimed counts as a payment of $250 (subject to adjustment).
Because our cost to service a membership is less than the membership award, the amount of our reasonably estimable loss does not directly correspond to the amount of the total settlement amount as calculated under the agreement. Further, the amount of attorneys’ fees, the claims rate, and the mix of cash and membership awards all remain unknown at this time, and therefore, we believe our reasonably estimable loss is a range. Based on reasonable estimates of these factors, we have recorded a liability in the fourth quarter of 2014 in the amount of $4.7 million, which we believe represents the minimum amount of the range.
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

	High	Low
Fiscal Year Ended December 31, 2013:
First Quarter (January 1, 2013 – March 31, 2013)	$52.43	$39.10
Second Quarter (April 1, 2013 – June 30, 2013)	$52.17	$40.85
Third Quarter (July 1, 2013 – September 30, 2013)	$56.94	$47.92
Fourth Quarter (October 1, 2013 – December 31, 2013)	$52.50	$43.88
Fiscal Year Ended December 31, 2014:
First Quarter (January 1, 2014 – March 31, 201)	$49.88	$40.15
Second Quarter (April 1, 2014 – June 30, 2014)	$56.78	$44.64
Third Quarter (July 1, 2014 – September 30, 2014)	$51.47	$38.01
Fourth Quarter (October 1, 2014 – December 31, 2014)	$57.60	$46.70
Holders
As of February 19, 2015, the number of record holders of our common stock was approximately 472, including 10 record holders with our transfer agent.
Performance Graph
The following graph compares the annual change in the cumulative total shareholder return on our common stock from December 31, 2009 through December 31, 2014 with the cumulative total return on the NYSE Composite Index and Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2009 in Life Time Fitness common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Life Time Fitness	$100	$164	$188	$197	$189	$227
NYSE Composite Index	100	111	104	118	145	151
Russell 2000 Index (1)	100	125	118	136	186	193

(1)
We have provided a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded.

Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to utilize all future earnings for the operation and expansion of our business or for share repurchases and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit facility limit the amount of dividends we may pay without the consent of the lenders. The payment of any dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our Board of Directors.
Issuer Purchases of Equity Securities in Fourth Quarter 2014
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our employee stock purchase plan ("ESPP") (the "ESPP Authorization"). From June 2006 through December 31, 2014, we repurchased 271,451 shares pursuant to the ESPP Authorization, of which 32,178 shares were repurchased during 2014. There were no shares repurchased in fourth quarter of 2014. As of December 31, 2014, there were 228,549 remaining shares authorized to be repurchased for this purpose. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time (the "Stock Repurchase Authorization"). A total of 1,107,665 shares were repurchased under this program for $50.1 million. This authorization terminated in August 2013 with the authorization of a new share repurchase program.
In August 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time. During 2014, we repurchased 3,462,445 shares under this program for $166.9 million. A total of 4,109,146 shares were repurchased under this program for $197.8 million. This authorization terminated on July 22, 2014 with the authorization of a new share repurchase program.
In July 2014, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on June 30, 2016, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During the year ended December 31, 2014, we did not repurchase any shares under this program. As of December 31, 2014, there was $200.0 million remaining authorized under this program.
The following table presents the repurchases of stock under the Stock Repurchase Authorization in the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet be Purchased
October 1 – 31, 2014	—	$—	$200,000,000
November 1 – 30, 2014	—	$—	$200,000,000
December 1 – 31, 2014	—	$—	$200,000,000
Total	—	$—	$200,000,000
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	59,110	(1)	$36.24	2,241,210	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	59,110		$36.24	2,241,210
(1) This amount includes shares issuable upon the exercise of outstanding stock options granted under the 2004 Plan. This amount does not include 15,459 shares that were subject to purchase under the Life Time Fitness, Inc. Employee Stock Purchase Plan for the purchase period ended December 31, 2014.
(2) This amount includes 1,012,661 shares available for issuance pursuant to equity awards that could be granted in the future under the 2011 Plan and 1,228,549 shares available for issuance under the Life Time Fitness, Inc. Employee Stock Purchase Plan.

Item 6. Selected Financial Data.
You should read the selected consolidated financial data below in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are prepared from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements that have been previously filed with the SEC. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See footnote 2 to our consolidated financial statements for a description of the method used to compute basic and diluted net earnings per share.
As noted in footnote 12, "Immaterial Restatement of Prior Year Financial Statements" to our consolidated financial statements, we have corrected prior periods by restating the relevant prior periods during the fourth quarter 2014. Prior period balances included in this section are presented as restated.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share, center and membership data)
Statement of Operations Data:
Revenue
Center revenue
Membership dues	$810,707	$766,846	$727,596	$663,439	$603,231
Enrollment fees	12,224	13,941	15,346	18,447	24,426
In-center revenue (1)	410,953	375,517	348,265	308,474	266,426
Total center revenue	1,233,884	1,156,304	1,091,207	990,360	894,083
Other revenue	56,736	49,600	35,740	23,314	18,761
Total revenue	1,290,620	1,205,904	1,126,947	1,013,674	912,844
Operating expenses
Center operations	744,343	689,246	648,924	607,986	554,202
Advertising and marketing	42,853	42,712	39,931	36,318	27,098
General and administrative	63,112	58,986	55,715	54,736	48,060
Other operating	67,020	64,558	52,327	35,719	23,701
Depreciation and amortization	143,931	121,843	117,887	101,714	95,184
Total operating expenses (2)	1,061,259	977,345	914,784	836,473	748,245
Income from operations	229,361	228,559	212,163	177,201	164,599
Interest expense, net	(42,296)	(30,800)	(30,697)	(25,422)	(33,126)
Equity in earnings of affiliate (3)	1,056	1,399	1,482	1,299	1,176
Income before income taxes	188,121	199,158	182,948	153,078	132,649
Provision for income taxes	73,751	78,181	72,191	61,270	52,854
Net income	$114,370	$120,977	$110,757	$91,808	$79,795
Basic earnings per common share	$2.95	$2.93	$2.68	$2.27	$2.00
Weighted average number of common shares outstanding — basic	38,793	41,263	41,345	40,358	39,809
Diluted earnings per common share	$2.94	$2.92	$2.64	$2.24	$1.98
Weighted average number of common shares outstanding — diluted (4)	38,928	41,482	41,972	40,930	40,385
Balance Sheet Data (end of period):
Cash and cash equivalents	$9,175	$8,334	$16,499	$7,487	$12,227
Working capital	(91,816)	(105,297)	(68,577)	(56,068)	(56,988)
Total assets	2,681,618	2,373,601	2,117,521	1,963,975	1,769,426
Long-term debt, net of current portion	1,178,455	824,093	691,867	679,449	605,279
Total debt	1,200,910	848,598	704,470	686,298	612,544
Total shareholders’ equity	1,105,124	1,143,714	1,069,337	954,675	838,589
Cash Flow Data:
Net cash provided by operating activities	$260,712	$259,429	$256,557	$228,575	$192,734
Net cash used in investing activities	(444,193)	(359,836)	(251,403)	(232,949)	(149,034)
Net cash provided by (used in) financing activities	184,467	86,309	5,006	(366)	(37,755)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share, center and membership data)
Other Data:
Same-center revenue growth (open 13 months or longer) (5)	0.2%	4.0%	4.3%	5.1%	5.0%
Same-center revenue growth (open 37 months or longer) (5)	(0.3%)	3.2%	3.7%	4.3%	2.3%
Average center revenue per Access membership (6)	$1,767	$1,656	$1,567	$1,527	$1,462
Average in-center revenue per Access membership (7)	$597	$545	$507	$481	$440
Annual attrition rate (8)	35.2%	35.8%	33.5%	31.3%	33.3%
EBITDA (9)	$374,348	$351,801	$331,532	$280,214	$260,959
EBITDAR (9)	$407,955	$385,103	$363,220	$316,061	$296,572
Capital expenditures (10)	$432,259	$348,948	$224,194	$165,335	$131,671
Operating Data (end of period) (11):
Centers open	113	108	105	101	89
Center square footage (12)	10,831,892	10,221,759	9,901,108	9,500,442	8,810,507
Employees	24,200	22,500	21,700	20,000	19,000
Memberships:
Access memberships	683,530	678,619	682,621	676,054	612,556
Non-Access memberships	125,915	110,871	104,382	92,806	70,302
Total memberships	809,445	789,490	787,003	768,860	682,858
Margins:
Center operations	42.3%	42.8%	42.4%	40.0%	39.3%
EBITDA (13)	29.0%	29.2%	29.4%	27.6%	28.6%
EBITDAR (14)	31.6%	31.9%	32.2%	31.2%	32.5%
Operating income	17.8%	19.0%	18.8%	17.5%	18.0%
Net Income	8.9%	10.0%	9.8%	9.1%	8.7%
Stock Information:
Total common shares outstanding	39,016	42,116	43,149	42,428	41,925
Market price per share – high	$57.60	$56.94	$52.68	$48.42	$42.99
Market price per share – close	$56.62	$47.00	$49.21	$46.75	$40.99
Market price per share – low	$38.01	$39.10	$40.40	$33.15	$22.05
Price/earnings ratio at year-end – diluted	19.3	16	18.5	20.7	20.5
Market capitalization (15)	$2,209,086	$1,979,452	$2,123,362	$1,983,509	$1,718,505

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
Total operating expenses in 2014 include: a $4.1 million reduction of a contingent consideration liability associated with a prior acquisition and a legal accrual of $4.7 million associated with estimated damages from a Telephone Consumer Protection Act ("TCPA") action, both of which are reflected in other operating expenses; and a $3.5 million expense associated with our exploration of a conversion of our real estate assets into a Real Estate Investment Trust ("REIT") which is reflected in general and administrative expenses.

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

The following table summarizes the weighted average number of common shares for basic and diluted earnings per share computations:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Weighted average number of common shares outstanding – basic	38,793	41,263	41,345	40,358	39,809
Effect of dilutive stock options	11	85	116	132	156
Effect of dilutive restricted stock awards	124	134	511	440	420
Weighted average number of common shares outstanding – diluted	38,928	41,482	41,972	40,930	40,385

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income	$114,370	$120,977	$110,757	$91,808	$79,795
Interest expense, net	42,296	30,800	30,697	25,422	33,126
Provision for income taxes	73,751	78,181	72,191	61,270	52,854
Depreciation and amortization	143,931	121,843	117,887	101,714	95,184
EBITDA	$374,348	$351,801	$331,532	$280,214	$260,959
Rent expense	33,607	33,302	31,688	35,847	35,613
EBITDAR	$407,955	$385,103	$363,220	$316,061	$296,572

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

(13)	EBITDA margin is the ratio of EBITDA to total revenue.

(14)	EBITDAR margin is the ratio of EBITDAR to total revenue.

(15)	Market capitalization is calculated by multiplying the year-end total common shares outstanding by the year-end stock price.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As noted in footnote 12, "Immaterial Restatement of Prior Year Financial Statements" to our consolidated financial statements, we have corrected prior periods by restating the relevant prior periods during the fourth quarter 2014. Prior period balances included in this section are presented as restated.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of March 2, 2015, we operated 113 centers primarily in residential locations across 25 states and one Canadian province under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands.
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
Our new center expansion focuses on strategic locations which we believe will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. These locations typically represent our Life Time Athletic centers, which includes all centers under our Onyx and Diamond membership plans, and will be located in areas with higher demographic profiles. Of the six new current format centers we plan to open in 2015, five are Life Time Athletic centers, and two of these five centers are in existing markets.
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
As a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same center revenue may be lower in future periods than in the past. Of the six new centers we plan to open in 2015, three will be in existing markets. We do not expect operating costs of our planned new centers to be significantly higher than current centers, and we also do not expect the new centers to have a material adverse effect on the overall financial condition or results of operations of existing centers.
After two years of improved operating margins, we saw a decrease in 2014 due primarily to lower membership dues at certain of our mature centers. Although our overall membership growth rate may be less than in prior years, we expect our average dues and in-center revenue per membership to increase as a result of our focus on increasing our number of Life Time Athletic centers. We also expect center operating margin leverage at these centers.
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
During the years ended December 31, 2012, 2013 and 2014, our annual attrition rate fluctuated between 31.3% and 35.8%, resulting in the estimated average membership life remaining at 33 months during those periods. At December 31, 2014, our annual attrition rate was 35.2%, which reflects our efforts around member retention in all club types as well as our increase in the number of Diamond and Onyx level clubs we have opened in the last couple years. Our focus on new centers has been targeted at a higher-income customer which has translated into a better retention.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (62.8%, 63.6% and 64.6% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively) and enrollment fees (0.9%, 1.2% and 1.4% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively). We recognize revenue from monthly membership dues in the month to which they pertain.

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (31.9%, 31.1% and 30.8% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our cafés, sales of products and services offered at our spas and tennis programs.

•
Third, we have expanded the LIFE TIME FITNESS® brand into two other offerings: health, and events and media. These offerings generate revenue, which we refer to as other revenue or ancillary businesses (4.4%, 4.1% and 3.2% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively). Our health offering includes health promotion programs for members, non-members and corporations. Our events and media offerings include athletic events and related services, which includes our race registration and timing businesses, and media which includes our magazine, Experience Life®.

We have five primary sources of operating expenses:

•
Center operations expenses (57.7%, 57.1% and 57.7% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively) consist primarily of salaries, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•
Advertising and marketing expenses (3.3%, 3.5% and 3.5% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively) consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our ancillary businesses.

•
General and administrative expenses (4.9%, 4.9% and 4.9% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively) include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•
Other operating expenses (5.2%, 5.4% and 4.6% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively) include the costs associated with our health and our events and media businesses and other corporate expenses, as well as gains or losses on our disposal of assets.

•
Depreciation and amortization (11.1%, 10.1% and 10.5% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively) are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

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
Revenue recognition. We receive a one-time enrollment fee at the time a member joins and monthly membership dues for usage from our members. The enrollment fees are non-refundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. We review the estimated average membership life on a quarterly basis, or more frequently if circumstances change. Changes in member behavior, competition, economic conditions and our performance may cause attrition levels to change, which could impact the estimated average membership life. During the years ended December 31, 2012, 2013 and 2014, our annual attrition rate fluctuated between 31.3% and 35.8%, resulting in the estimated average membership life remaining at 33 months during those periods. If the estimated average membership life had been 36 months or 30 months for the entire year ended December 31, 2014, the impact of this change in accounting estimate on our income from continuing operations and net income would have been less than $0.1 million, and the change in accounting estimate would have had no impact on our basic and diluted earnings per common share. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the average membership life. The amount of direct expenses in excess of enrollment fees totaled $28.7 million, $26.2 million and $20.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Monthly membership dues paid in advance of a center opening are deferred until the center opens. We only offer members month-to-month memberships and recognize as revenue the monthly membership dues in the month to which they pertain.
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
Share-based compensation. We maintain share-based incentive plans, which include nonvested share awards, stock options and an ESPP. See footnote 7, Share-Based Compensation to our consolidated financial statements for a complete discussion of our share-based compensation plans.
We determine the fair value of our nonvested share awards at the date of grant using the closing market price of our stock. Performance-based restricted share awards require management to make assumptions regarding the likelihood of achieving performance goals.
In 2012, the Compensation Committee approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. These targets are $13.68 cumulative diluted EPS through 2015 and $18.96 cumulative diluted EPS through 2016. The ROIC target is measured in the last year of the applicable performance period. These targets are 8.9% for 2015 and 9.0% for 2016. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, then all of the restricted shares will vest. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. At December 31, 2014, 565,500 shares remained outstanding under this grant and a maximum of $26.0 million could be recognized as compensation expense with respect to this grant if all cumulative diluted EPS and ROIC targets are met.
We currently do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the year ended December 31, 2014. If all of the targets had been considered probable at December 31, 2014, we would have recognized $16.8 million of non-cash performance share-based compensation expense during the year ended December 31, 2014. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period.
Our ESPP provides for the sale of shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. Compensation expense under the ESPP is based on the discount of 10% at the end of the purchase period.
A 10% change in our share-based compensation expense for the year ended December 31, 2014 would have affected net income by approximately $0.8 million in fiscal 2014. This change would have no effect on our basic or diluted earnings per common share.
Impairment of Long-lived Assets. The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicator of potential impairment. Judgments regarding existence of impairment indicators are based on factors such as operational performance (including revenue and expense growth rates), market conditions, and expected holding period of each asset. We evaluate assets for impairment at the lowest levels for which there are identifiable cash flows, which is generally at an individual center level or ancillary business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center, compared to the carrying value of these assets. If impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Worsening operational performance, market conditions or change in expected holding periods of each asset may cause us to re-evaluate the assumptions used in management's analysis. If the estimate of our undiscounted future cash flows at our center level had decreased by 5%, the impact of this change in accounting estimate would not have resulted in impairment, and the change in accounting estimate would have had no impact on our net income or basic and diluted earnings per common share. Based upon our review and analysis, no impairments on long-lived assets were deemed to have occurred during 2014, 2013 or 2012.
Impairment of Goodwill and Intangible Assets. We assess the recoverability of goodwill and intangible assets on an annual basis on September 30, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. A significant change in the factors noted above could cause us to reduce the estimated fair value of some or all of our reporting units and recognize a corresponding impairment of our goodwill or other intangible assets in connection with a future impairment test. Adverse changes in strategy, market conditions or assumed market capitalization may result in an impairment of goodwill or intangible assets. Based upon our review and analysis, no material impairments on goodwill or intangible assets were deemed to have occurred during 2014, 2013 or 2012.

Results of Operations
The following table sets forth our consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
REVENUE:
Membership dues	62.8%	63.6%	64.6%
Enrollment fees	0.9	1.2	1.4
In-center revenue	31.9	31.1	30.8
Total center revenue	95.6	95.9	96.8
Other revenue	4.4	4.1	3.2
Total revenue	100.0	100.0	100.0
OPERATING EXPENSES:
Center operations	57.7	57.1	57.7
Advertising and marketing	3.3	3.5	3.5
General and administrative	4.9	4.9	4.9
Other operating	5.2	5.4	4.6
Depreciation and amortization	11.1	10.1	10.5
Total operating expenses	82.2	81.0	81.2
Income from operations	17.8	19.0	18.8
OTHER INCOME (EXPENSE):
Interest expense, net	(3.3)	(2.5)	(2.7)
Equity in earnings of affiliate	0.1	0.1	0.1
Total other income (expense)	(3.2)	(2.4)	(2.6)
INCOME BEFORE INCOME TAXES	14.6	16.6	16.2
PROVISION FOR INCOME TAXES	5.7	6.6	6.4
NET INCOME	8.9%	10.0%	9.8%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Total revenue. Total revenue increased $84.7 million, or 7.0%, to $1,290.6 million for the year ended December 31, 2014 from $1,205.9 million for the year ended December 31, 2013.
Total center revenue grew $77.6 million, or 6.7%, to $1,233.9 million for the year ended December 31, 2014, from $1,156.3 million for the year ended December 31, 2013. Of the $77.6 million increase in total center revenue,

•
56.5% was from membership dues, which increased $43.9 million, or 5.7%, due to higher average dues. Our number of Access memberships increased 0.7% to 683,530 at December 31, 2014 from 678,619 at December 31, 2013.

•
45.7% was from in-center revenue, which increased $35.4 million, or 9.4%, primarily as a result of a $17.0 million increase in personal training revenue, a $9.8 million increase in sales of our spa and café products and services and a $5.3 million increase in our member activities revenue. Average in-center revenue per Access membership increased from $545 for the year ended December 31, 2013 to $597 for the year ended December 31, 2014.

•
(2.2)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since 2010, the estimated average membership life has been 33 months. Enrollment fees decreased $1.7 million for the year ended December 31, 2014 to $12.2 million. The revenue recognized from enrollment fees was lower in 2014 as compared to 2013 primarily due to lower average enrollment fees over the deferral period.

Other revenue increased $7.1 million, or 14.4%, to $56.7 million for the year ended December 31, 2014. This increase was primarily due to athletic events acquired in the first quarter of 2014.
Center operations expenses. Center operations expenses totaled $744.3 million, or 60.3% of total center revenue (or 57.7% of total revenue), for the year ended December 31, 2014, compared to $689.2 million, or 59.6% of total center revenue (or 57.1% of total revenue), for the year ended December 31, 2013. This $55.1 million increase primarily consisted of an increase of $36.7 million in additional payroll-related costs, primarily for the three centers which opened in 2013 and the six centers which opened in 2014. The increase in center operations expenses as a percent of total revenue was due primarily to centers under one year old operating at lower margins as they build their membership base coupled with lower membership dues at certain mature centers.
Advertising and marketing expenses. Advertising and marketing expenses were $42.9 million, or 3.3% of total revenue, for the year ended December 31, 2014, compared to $42.7 million, or 3.5% of total revenue, for the year ended December 31, 2013.
General and administrative expenses. General and administrative expenses were $63.1 million, or 4.9% of total revenue, for the year ended December 31, 2014, compared to $59.0 million, or 4.9% of total revenue, for the year ended December 31, 2013. This increase is primarily due to costs of $3.5 million associated with our exploration of a conversion of our real estate assets into a REIT incurred in the second half of 2014.
Other operating expenses. Other operating expenses were $67.0 million for the year ended December 31, 2014, compared to $64.6 million for the year ended December 31, 2013. This increase is primarily due to a $5.1 million increase in costs to support the athletic events acquired during the first quarter of 2014 and a legal accrual of $4.7 million associated with estimated damages from a TCPA action, partially offset by a $4.1 million reduction of a contingent consideration liability associated with a prior acquisition taken in the third quarter of 2014.
Depreciation and amortization. Depreciation and amortization was $143.9 million for the year ended December 31, 2014, compared to $121.8 million for the year ended December 31, 2013. This increase was primarily due to the depreciation on the three new facilities opened during 2013 and the six new facilities opened in 2014.
Interest expense, net. Interest expense, net of interest income, was $42.3 million for the year ended December 31, 2014, compared to $30.8 million for the year ended December 31, 2013. This increase of $11.5 million was primarily a result of an increase in debt levels during 2013 and 2014 to fund future center expansion, other growth initiatives and share repurchases.
Provision for income taxes. The provision for income taxes was $73.8 million for the year ended December 31, 2014, compared to $78.2 million for the year ended December 31, 2013. This $4.4 million decrease was due to a decrease in income before income taxes of $11.0 million. The effective income tax rate was 39.2% for the year ended December 31, 2014, compared to 39.3% for the year ended December 31, 2013.
Net income. As a result of the factors described above, net income was $114.4 million, or 8.9% of total revenue, for the year ended December 31, 2014, compared to $121.0 million, or 10.0% of total revenue, for the year ended December 31, 2013.
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

•
(2.2)% was from enrollment fees, which are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. Since 2010, the estimated average membership life has been 33 months. Enrollment fees decreased $1.4 million for the year ended December 31, 2013 to $13.9 million. The revenue recognized from enrollment fees was lower in 2013 as compared to 2012 primarily caused by membership sales promotions.

Other revenue increased $13.9 million, or 38.8%, to $49.6 million for the year ended December 31, 2013. This increase was primarily due to a $12.1 million increase in athletic events and related businesses revenue.
Center operations expenses. Center operations expenses totaled $689.2 million, or 59.6% of total center revenue (or 57.1% of total revenue), for the year ended December 31, 2013, compared to $648.9 million, or 59.5% of total center revenue (or 57.7% of total revenue), for the year ended December 31, 2012. This $40.3 million increase primarily consisted of an increase of $24.7 million in additional payroll-related costs to support increased memberships and in-center revenue growth at our centers. Center operations expenses decreased as a percent of total revenue due primarily to leverage provided by dues growth.
Advertising and marketing expenses. Advertising and marketing expenses were $42.7 million, or 3.5% of total revenue, for the year ended December 31, 2013, compared to $39.9 million, or 3.5% of total revenue, for the year ended December 31, 2012. These expenses increased primarily due to increased marketing activity to drive memberships and in-center businesses.
General and administrative expenses. General and administrative expenses were $59.0 million, or 4.9% of total revenue, for the year ended December 31, 2013, compared to $55.7 million, or 4.9% of total revenue, for the year ended December 31, 2012. This increase of $3.3 million is primarily related to information technology initiatives to support our continued growth.
Other operating expenses. Other operating expenses were $64.6 million for the year ended December 31, 2013, compared to $52.3 million for the year ended December 31, 2012. This increase is primarily due to growth in infrastructure and operating costs to support the $13.9 million, or 38.8%, increase in other revenue.
Depreciation and amortization. Depreciation and amortization was $121.8 million for the year ended December 31, 2013, compared to $117.9 million for the year ended December 31, 2012. This increase was primarily due to the depreciation on the three new facilities opened during 2013.
Interest expense, net. Interest expense, net of interest income, was $30.8 million for the year ended December 31, 2013, compared to $30.7 million for the year ended December 31, 2012.
Provision for income taxes. The provision for income taxes was $78.2 million for the year ended December 31, 2013, compared to $72.2 million for the year ended December 31, 2012. This $6.0 million increase was due to an increase in income before income taxes of $16.3 million. The effective income tax rate for the year ended December 31, 2013 was 39.3% compared to 39.5% for the year ended December 31, 2012.
Net income. As a result of the factors described above, net income was $121.0 million, or 10.0% of total revenue, for the year ended December 31, 2013, compared to $110.8 million, or 9.8% of total revenue, for the year ended December 31, 2012.
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

We have no unilateral control of the center, as all decisions essential to the accomplishments of the purpose of the joint venture require the approval of a majority of the members. Bloomingdale LLC is accounted for as an investment in an unconsolidated affiliate and is not consolidated in our financial statements. Additional details related to our interest in Bloomingdale LLC are provided in footnote 3 to our consolidated financial statements.
Non-GAAP Financial Measures
We use EBITDA and EBITDAR as measures of operating performance.
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

Our management uses EBITDA and/or EBITDAR:

•	as measurements of operating performance because they assist us in comparing our performance on a consistent basis;

•	in presentations to the members of our Board of Directors to enable our Board of Directors to have the same consistent measurement basis of operating performance used by management; and

•	as the basis for incentive bonuses paid to selected members of senior and center-level management.
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
In January 2014, we obtained a mortgage loan in the original principal amount of $80.0 million on five of our facilities. In May 2014, we amended, enlarged and extended our credit facility, from $860.0 million to $1.2 billion, previously scheduled to mature in July 2018, now scheduled to mature in May 2019. In July 2014, we obtained a mortgage loan in the original principal amount of $78.0 million on five of our facilities. We expect to use the proceeds from the amended credit facility and the mortgage financings for general corporate purposes, future center expansion and to help fund other growth initiatives.
Our business model operates with negative working capital primarily for two reasons. First, we carry minimal accounts receivable due to our members' monthly membership dues paid by electronic draft. Second, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or the credit facility.
As of December 31, 2014, we had total cash and cash equivalents of $9.2 million. We also had $448.7 million available under the terms of our credit facility as of December 31, 2014.
Credit Rating. We have never had public debt. We have never requested or received a credit rating from Standard and Poor’s Rating Services or Moody’s Investor Service.
The following table summarizes our capital structure.

	December 31,
	2014	2013
	(In thousands)
Long-term debt	$1,178,455	$824,093
Current maturities of long-term debt	22,455	24,505
Total debt	1,200,910	848,598
Financing lease obligation	54,491	55,966
Current portion of financing lease obligation	1,474	1,231
Total financing lease obligation	55,965	57,197
Total shareholders’ equity	1,105,124	1,143,714
Total capitalization	$2,361,999	$2,049,509
Operating Activities
Net cash provided by operating activities was $260.7 million for 2014, compared to $259.4 million for 2013. This change is primarily due to a $22.1 million increase in depreciation and amortization expense, partially offset by a decrease of $6.6 million in net income, a decrease of $6.6 million in deferred income taxes and a decrease of $9.3 million in working capital.
Net cash provided by operating activities was $259.4 million for 2013, compared to $256.6 million for 2012, driven primarily by a $10.2 million, or 9.2%, improvement in net income and a $9.2 million increase in deferred income taxes, partially offset by a $20.2 million change in operating assets caused primarily by a $14.1 million increase in accounts payable.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $444.2 million for 2014, compared to $359.8 million for 2013. The increase of $84.4 million was primarily due to an $83.3 million increase in capital expenditures, most of which relates to the purchase of two of our centers previously sold in a sale leaseback transaction in 2003.
Net cash used in investing activities was $359.8 million for 2013, compared to $251.4 million for 2012. The increase of $108.4 million was primarily due to a $124.8 million increase in capital expenditures as a result of our increasing center construction activity, partially offset by a decrease of $17.4 million in acquisitions.

Our total capital expenditures were as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash purchases of property and equipment	$432,259	$348,948	$224,194
Non-cash change in construction accounts payable	(15,370)	22,134	3,316
Other non-cash changes to property and equipment	(2,708)	(5,964)	5,604
Total capital expenditures	$414,181	$365,118	$233,114

The following schedule reflects capital expenditures by type of expenditure:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
New center land and construction, growth initiatives, major remodels of acquired centers and the purchase of previously leased centers	$321,637	$280,176	$152,215
Maintenance of existing facilities, corporate initiatives implemented in existing centers and corporate capital expenditures	92,544	84,942	80,899
Total capital expenditures	$414,181	$365,118	$233,114
Beginning in 2013 and continuing in 2014, we started incremental investments in space conversions or additions within existing centers designed to enhance existing members’ experiences, driving retention, and attracting new members interested in increased specialization of programming and services that align with their areas of interest.
At December 31, 2014, we had purchased the real property for four current model centers that we plan to open in 2015 and two current model centers that we plan to open after 2015, entered into ground leases for two current model centers that we plan to open in 2015 and entered into a ground lease for one current model center that we plan to open after 2015.
In 2014, we spent approximately $16.0 million in business acquisition related costs, including costs related to several major-market athletic events.
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
We expect our capital expenditures to be approximately $325 to $375 million in 2015, of which we expect to incur approximately $245 to $275 million for new center construction, expansion or remodel of existing or acquired centers and other growth initiatives and approximately $80 to $100 million for maintaining existing centers and corporate initiatives. We plan to fund these capital expenditures primarily with cash flow from operations and our credit facility.
Financing Activities
Financing activities consist primarily of proceeds from long-term debt, repayments of and proceeds from our credit facility, payments on debt obligations and repurchases of common stock.
Net cash provided by financing activities was $184.5 million for the year ended December 31, 2014, compared to $86.3 million provided by financing activities for the year ended December 31, 2013. The change of $98.2 million was primarily due to an increase of $168.0 million in proceeds from our credit facility, net and an increase of $36.8 million in mortgage financing, partially offset by an increase of $104.9 million in share repurchases.
Net cash provided by financing activities was $86.3 million for 2013, compared to $5.0 million for 2012. The change of $81.3 million was primarily due to $125.0 million in mortgage financing obtained during 2013, offset by an increase of $42.9 million in share repurchases.
See footnote 4, “Long-Term Debt,” to our consolidated financial statements for a description of all of our outstanding financing arrangements.
Debt Covenants
We were in compliance in all material respects with all restrictive and financial covenants under our credit facility and loan agreements as of December 31, 2014.
Our primary financial covenants are:

Covenant	Requirement	Actual as of December 31, 2014	Actual as of December 31, 2013
Credit facility (1):
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	3.51 to 1.00	2.79 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	3.09 to 1.00	3.58 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	1.94 to 1.00	2.62 to 1.00
Sale-leaseback (2):
Tangible Net Worth	Not less than $200.0 million	$969.2 million	$1,039.0 million

(1)
The formulas for these covenants are specifically defined in the credit agreement for our credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR. See footnote 4, “Long-Term Debt,” to our consolidated financial statements for more information on our credit facility.

(2)
The formula for this covenant is specifically defined in our Senior Housing Properties Trust agreement. See footnote 9, “Commitments and Contingencies,” to our consolidated financial statements for more information on this sale-leaseback transaction.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2014:

	Payments due by period
	Total	2015	2016	2017	2018	2019	After 2019
	(In thousands)
Long-term debt obligations, excluding capital lease obligations (1)	$1,196,213	$21,880	$86,733	$108,938	$20,363	$755,000	$203,299
Capital lease obligations (1)	4,697	575	621	655	733	821	1,292
Interest (2)	159,149	36,325	33,982	24,115	22,408	13,352	28,967
Operating and financing lease obligations	577,252	36,030	35,475	34,897	34,955	34,748	401,147
Purchase obligations (3)	164,840	129,910	25,203	5,977	3,734	8	8
Other obligations (4)	8,780	2,204	942	290	5,194	150	—
Total contractual obligations	$2,110,931	$226,924	$182,956	$174,872	$87,387	$804,079	$634,713

(1)	See footnote 4, “Long-Term Debt” to our consolidated financial statements for more information.

(2)
Represents obligations for interest payments on long-term borrowings and financing lease obligations, and includes projected interest on variable-rate long-term borrowings based on interest rates as of December 31, 2014 rates.

(3)
Purchase obligations consist primarily of our contracts with construction subcontractors for the completion of the six centers under construction as of December 31, 2014, all of which we plan to open in 2015, as well as contracts for the purchase of land for centers to be opened after 2015. All construction subcontracts contain clauses that allow us to terminate any project. Therefore, we have the ability to cancel any project and, in the event of such a cancellation, we will only be obligated to pay for work actually performed up to the date of cancellation.

(4)
Other obligations consists of deferred compensation obligations and payments owed in connection with certain acquisitions. In addition to the other long-term liabilities presented in the table above, approximately $1.0 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of December 31, 2014, our floating rate indebtedness was approximately $567.3 million. If long-term floating interest rates were to have increased by 100 basis points during the year ended December 31, 2014, our interest costs would have increased by approximately $4.4 million. If short-term interest rates were to have increased by 100 basis points during the year ended December 31, 2014, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at December 31, 2014.

Item 8.     Financial Statements and Supplementary Data.
LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,175	$8,334
Accounts receivable, net	9,446	8,298
Center operating supplies and inventories	35,936	32,778
Prepaid expenses and other current assets	25,844	25,802
Deferred membership origination costs	9,051	9,945
Deferred income taxes	6,689	6,881
Income tax receivable	12,596	6,698
Total current assets	108,737	98,736
Property and equipment, net	2,417,931	2,147,627
Restricted cash	513	850
Deferred membership origination costs	6,039	5,210
Goodwill	61,101	49,195
Intangible assets, net	42,542	29,299
Other assets	44,755	42,684
Total assets	$2,681,618	$2,373,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$22,455	$24,505
Current portion of financing lease obligation	1,474	1,231
Accounts payable	35,422	28,645
Construction accounts payable	31,972	47,342
Accrued expenses	70,578	67,435
Deferred revenue	38,652	34,875
Total current liabilities	200,553	204,033
Long-term debt, net of current portion	1,178,455	824,093
Financing lease obligation, net of current portion	54,491	55,966
Deferred rent liability	24,519	23,752
Deferred income taxes	97,208	97,674
Deferred revenue	6,088	5,246
Other liabilities	15,180	19,123
Total liabilities	1,576,494	1,229,887
Commitments and contingencies (Note 9)
Shareholders' equity:
Undesignated stock: 10,000,000 shares authorized; 100,000 shares of Series A Junior Participating Preferred Stock designated and no shares designated, respectively, none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 39,016,499 and 42,115,549 shares issued and outstanding, respectively	781	843
Additional paid-in capital	253,067	402,147
Retained earnings	860,709	746,339
Accumulated other comprehensive loss	(9,433)	(5,615)
Total shareholders’ equity	1,105,124	1,143,714
Total liabilities and shareholders' equity	$2,681,618	$2,373,601
See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Revenue:
Membership dues	$810,707	$766,846	$727,596
Enrollment fees	12,224	13,941	15,346
In-center revenue	410,953	375,517	348,265
Total center revenue	1,233,884	1,156,304	1,091,207
Other revenue	56,736	49,600	35,740
Total revenue	1,290,620	1,205,904	1,126,947
Operating expenses:
Center operations	744,343	689,246	648,924
Advertising and marketing	42,853	42,712	39,931
General and administrative	63,112	58,986	55,715
Other operating	67,020	64,558	52,327
Depreciation and amortization	143,931	121,843	117,887
Total operating expenses	1,061,259	977,345	914,784
Income from operations	229,361	228,559	212,163
Other income (expense):
Interest expense, net of interest income	(42,296)	(30,800)	(30,697)
Equity in earnings of affiliate	1,056	1,399	1,482
Total other expense	(41,240)	(29,401)	(29,215)
Income before income taxes	188,121	199,158	182,948
Provision for income taxes	73,751	78,181	72,191
Net income	$114,370	$120,977	$110,757
Basic earnings per common share	$2.95	$2.93	$2.68
Diluted earnings per common share	$2.94	$2.92	$2.64
Weighted average number of common shares outstanding — basic	38,793	41,263	41,345
Weighted average number of common shares outstanding — diluted	38,928	41,482	41,972

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$114,370	$120,977	$110,757
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $0, $1,585 and $271, respectively	(4,677)	(2,188)	(365)
Unrealized gains (losses) on cash flow hedges, net of income taxes of $(572), $(916) and $1,229, respectively	859	1,374	(1,843)
Other comprehensive loss, net of tax	(3,818)	(814)	(2,208)
Comprehensive income	$110,552	$120,163	$108,549

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2011	42,428,265	$849	$441,813	$514,605	$(2,593)	$954,674
Net income				110,757		110,757
Other comprehensive loss, net of tax					(2,208)	(2,208)
Common stock issued upon exercise of stock options	115,690	3	2,339			2,342
Grant of restricted stock, net of forfeitures	1,030,510	21	(21)			—
Repurchase of common stock	(425,031)	(9)	(19,090)			(19,099)
Compensation related to stock options and restricted stock grants			15,148			15,148
Tax benefit related to share-based compensation			8,478			8,478
Other			(755)			(755)
Balance at December 31, 2012	43,149,434	864	447,912	625,362	(4,801)	1,069,337
Net income				120,977		120,977
Other comprehensive loss, net of tax					(814)	(814)
Common stock issued upon exercise of stock options	74,242	2	1,732			1,734
Grant of restricted stock, net of forfeitures	221,208	4	(4)			—
Repurchase of common stock	(1,329,335)	(27)	(61,932)			(61,959)
Compensation related to stock options and restricted stock grants			12,838			12,838
Tax benefit related to share-based compensation			6,211			6,211
Other			(4,610)			(4,610)
Balance at December 31, 2013	42,115,549	843	402,147	746,339	(5,615)	1,143,714
Net income				114,370		114,370
Other comprehensive loss, net of tax					(3,818)	(3,818)
Common stock issued upon exercise of stock options	141,519	3	2,905			2,908
Grant of restricted stock, net of forfeitures	221,876	4	(4)			—
Repurchase of common stock	(3,462,445)	(69)	(166,809)			(166,878)
Compensation related to stock options and restricted stock grants			13,405			13,405
Tax benefit related to share-based compensation			1,423			1,423
Balance at December 31, 2014	39,016,499	$781	$253,067	$860,709	$(9,433)	$1,105,124

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,370	$120,977	$110,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,931	121,843	117,887
Deferred income taxes	(742)	5,853	(3,338)
(Gain) loss on disposal of property and equipment, net	(663)	251	1,086
Gain on sale of land held for sale	(17)	(74)	(196)
Amortization of deferred financing costs	3,285	2,197	2,003
Share-based compensation	12,903	12,469	14,686
Excess tax benefit related to share-based compensation	(1,318)	(5,895)	(8,502)
Changes in operating assets and liabilities	(7,448)	1,901	22,143
Other	(3,589)	(93)	31
Net cash provided by operating activities	260,712	259,429	256,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(432,259)	(348,948)	(224,194)
Acquisitions, net of cash acquired	(16,009)	(13,238)	(30,614)
Proceeds from sale of property and equipment	1,389	1,445	969
Proceeds from sale of land held for sale	785	678	1,758
Proceeds from property insurance settlements	—	177	909
Decrease (increase) in other assets	1,564	(1,187)	(333)
Decrease in restricted cash	337	1,237	102
Net cash used in investing activities	(444,193)	(359,836)	(251,403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	161,750	125,000	—
Repayments of long-term borrowings	(32,993)	(35,276)	(6,929)
Proceeds from credit facility, net	224,500	56,500	22,000
Repayments of financing lease obligation	(1,232)	(1,012)	(812)
Increase in deferred financing costs	(4,968)	(4,631)	(914)
Excess tax benefit related to share-based compensation	1,318	5,895	8,502
Proceeds from stock option exercises	2,908	1,734	2,342
Proceeds from employee stock purchase plan	1,593	1,367	1,206
Stock purchased for employee stock purchase plan	(1,531)	(1,309)	(1,290)
Repurchases of common stock	(166,878)	(61,959)	(19,099)
Net cash provided by financing activities	184,467	86,309	5,006
Effect of exchange rate on cash and cash equivalents	(145)	5,933	(1,148)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	841	(8,165)	9,012
CASH AND CASH EQUIVALENTS – Beginning of period	8,334	16,499	7,487
CASH AND CASH EQUIVALENTS – End of period	$9,175	$8,334	$16,499

See notes to consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

1.	Nature of Business
Life Time Fitness, Inc., a Minnesota corporation, and our subsidiaries are primarily engaged in designing, building and operating distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment, principally in residential locations of major metropolitan areas in the United States and Canada. As of December 31, 2014, we operated 113 centers, including 23 in Minnesota, 18 in Texas, nine in Illinois, seven in Michigan, six in Georgia, North Carolina and Ohio, five in Arizona, four in Colorado and Virginia, three in Indiana and New Jersey, two in Florida, Kansas, Maryland, Nevada and New York and one each in Alabama, California, Iowa, Missouri, Nebraska, Oklahoma, Tennessee and Utah, and one in Ontario, Canada.

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
Generally we also receive a one-time enrollment fee (including an administrative fee) at the time a member joins. The enrollment fees are nonrefundable after 14 days. Enrollment fees and related direct expenses, primarily sales commissions, are deferred and recognized on a straight-line basis over an estimated average membership life of 33 months, which is based on historical membership experience. During the years ended December 31, 2012, 2013 and 2014, our annual attrition rate fluctuated between 31.3% and 35.8%, resulting in the estimated average membership life remaining at 33 months during those periods. At December 31, 2014, our annual attrition rate was 35.2%.
If the direct expenses related to the enrollment fees exceed the enrollment fees for any center in a month, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life. The amount of direct expenses in excess of enrollment fees totaled $28.7 million, $26.2 million and $20.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Accounts Receivable — Accounts receivable is presented net of allowance for doubtful accounts. The rollforward of these allowances is as follows:

	December 31,
	2014	2013	2012
Allowance for doubtful accounts — beginning of period	$180	$213	$167
Provisions	829	334	675
Write-offs against allowance	(385)	(367)	(629)
Allowance for doubtful accounts — end of period	$624	$180	$213
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

	December 31,
	2014	2013
Center operating supplies	$7,238	$8,658
In-center businesses inventory and supplies	23,393	21,586
Apparel and other	5,305	2,534
Total center operating supplies and inventories	$35,936	$32,778

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
Deferred costs associated with personal training deferred revenue	$5,101	$4,691
Prepaid lease obligations	3,781	3,843
Prepaid marketing and media expenses	3,870	3,653
Prepaid maintenance agreements	3,617	4,787
Prepaid licenses and subscriptions	3,629	2,548
Other prepaid expenses	1,580	2,391
Land held for sale – short-term	293	839
Canadian sales tax receivable	1,153	944
Other current assets	2,820	2,106
Total prepaid expenses and other current assets	$25,844	$25,802
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
Property and equipment consist of the following:

	Depreciable	December 31,
	Lives	2014	2013
Land		$362,001	$330,800
Buildings and related fixtures	3-39 years	2,024,916	1,721,635
Leasehold improvements	1-20 years	188,867	173,067
Construction in progress		132,098	160,560
Total land, buildings, leaseholds and construction in process		2,707,882	2,386,062
Equipment:
Fitness	3-7 years	140,561	126,692
Other equipment	3-7 years	115,243	101,450
Computer and telephone	3-7 years	81,901	71,623
Capitalized software	3-5 years	104,327	87,707
Decor and signage	5 years	22,706	20,134
Audio/visual	5 years	39,370	35,064
Furniture and fixtures	5-7 years	23,531	19,946
Total equipment		527,639	462,616
Property and equipment, gross		3,235,521	2,848,678
Less accumulated depreciation		817,590	701,051
Property and equipment, net		$2,417,931	$2,147,627

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

At December 31, 2014, we had six centers under construction which we plan to open in 2015. Construction in progress, including land for future development, totaled $172.1 million at December 31, 2014 and $202.8 million at December 31, 2013.
Included in the construction in progress balances are site development costs which consist of legal, engineering, architectural, environmental, feasibility and other direct expenditures incurred for certain new center projects. Capitalization commences when acquisition of a particular property is deemed probable by management. Should a specific project be deemed not viable for construction, any capitalized costs related to that project are charged to operations at the time of that determination. Costs incurred prior to the point at which the acquisition is deemed probable are expensed as incurred. Upon completion of a project, the site development costs are classified as property and depreciated over the useful life of the asset. Site development costs were $2.1 million and $1.5 million at December 31, 2014 and 2013, respectively.
Capitalized software includes our internally developed web-based systems to facilitate member enrollment and management, marketing-based website development, as well as point of sale system enhancements and our payroll, human resources and procure-to-pay software.
We capitalize interest during the construction period of our centers and this capitalized interest is included in the cost of the building. We capitalized interest of $2.8 million and $3.3 million for the years ended December 31, 2014 and 2013, respectively.
Other equipment consists primarily of café, spa, playground and laundry equipment.
Acquisitions — We account for business acquisitions in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations. This standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.
In 2014, we spent approximately $16.0 million in business acquisition related costs, including several major-market athletic events. Our preliminary purchase price allocations are as follows: $0.3 million of identifiable assets, $3.6 million of deferred revenue, $11.9 million of goodwill and $7.6 million of identifiable intangible assets. Additionally in 2014, we finalized the valuation on our 2013 acquisitions which resulted in no changes to the preliminary allocations.
In 2014, we purchased the land and building of two of our existing centers we had previously leased. The purchase was financed by borrowings from our credit facility. Since we previously operated these centers, this was accounted for as a purchase of an asset group. We allocated the purchase price to land and buildings acquired based on relative fair values as determined by independent appraisals. Previously recorded deferred rent related to these properties was treated as a reduction of the purchase price. Additionally, we reclassified unamortized leasehold improvements on these properties to the purchased assets.
In 2013, we spent approximately $13.2 million in business acquisition related costs, including several major-market athletic events. The purchase price allocations were as follows: $3.2 million of identifiable assets, $4.6 million of deferred revenue, $9.4 million of goodwill and $5.4 million of identifiable intangible assets. Additionally in 2013, we finalized the valuation on our 2012 acquisitions which resulted in an increase of $2.6 million of goodwill.
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
Impairment of Long-lived Assets — The carrying value of long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual center level or ancillary business. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that center or ancillary business, compared to the carrying value of these assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Based upon our review and analysis, no material impairments on operating assets were deemed to have occurred during the years ended December 31, 2014, 2013 or 2012.
Derivative Instruments and Hedging Activities — As part of our risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated as a cash flow hedge against interest rate volatility. Changes in the fair market value of the swap contract are recorded in accumulated other comprehensive (loss) income, net of tax. As of December 31, 2014, the $1.4 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $2.3 million gross fair market value of the swap contract was included in long-term debt. For information regarding the swap contract, see Note 4.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings. No amounts related to ineffectiveness have been recognized in earnings for the years ended December 31, 2014, 2013 or 2012.
Goodwill — The goodwill acquired during the years ended December 31, 2014, 2013 and 2012 is primarily from the acquisition of certain athletic events as well as other smaller acquisitions. The changes in the carrying amount of goodwill are as follows:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Balance at December 31, 2012	$37,176
Goodwill acquired	12,019
Balance at December 31, 2013	49,195
Goodwill acquired	11,906
Balance at December 31, 2014	$61,101
Goodwill has an indefinite useful life and is not amortized but instead tested for impairment annually at September 30, or more frequently if necessary. We test goodwill at the reporting unit level which is one level below the operating segment. For us, this is generally the individual center or athletic event level. Based upon our review and analysis, no material impairments were deemed to have occurred during the years ended December 31, 2014, 2013 or 2012.
Intangible Assets — Intangible assets are comprised of trade names, leasehold rights, curriculum- and technology-based intangible assets and customer relationships. Intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually.
We evaluate our intangible assets for impairment on an annual basis each September 30. We are also required to evaluate these assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Based upon our review and analysis, no material impairments were deemed to have occurred during the years ended December 31, 2014, 2013 or 2012.
The following table summarizes the changes in our gross intangible balance:

Balance at December 31, 2012	$28,531
Trade/brand names acquired	5,347
Curriculum- and technology-based intangibles acquired	100
Balance at December 31, 2013	33,978
Leasehold rights acquired	9,760
Trade/brand names acquired	5,378
Customer relationships acquired	1,925
Balance at December 31, 2014	$51,041
The leasehold rights acquired during the year ended December 31, 2014 are related to our acquisition of a ground lease for a center expected to open in 2015. The trade/brand names and customer relationships acquired during 2014 are related to the acquisition of certain athletic events.
The trade/brand names acquired during the year ended December 31, 2013 are related to the acquisition of certain athletic events. The curriculum-and technology-based intangible acquired during 2013 is related to a patent purchased for use in our race registration and timing business.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Intangible assets consisted of the following:

	December 31,
	2014			2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Leasehold rights	$16,151	$1,958	$14,193	$6,392	$1,435	$4,957
Trade/brand names	20,858	3,012	17,846	15,479	1,011	14,468
Curriculum- and technology-based intangibles	6,695	1,864	4,831	6,695	1,286	5,409
Customer relationships	7,337	1,665	5,672	5,412	947	4,465
Total intangible assets	$51,041	$8,499	$42,542	$33,978	$4,679	$29,299
Leasehold rights have useful lives ranging from six to 40 years. Approximately $9.3 million of our trade/brand names have indefinite useful lives. The remaining $11.6 million of our trade/brand names have a weighted-average useful life of approximately 11 years. Curriculum- and technology-based intangibles have useful lives ranging from two to 15 years. The customer relationship intangibles have useful lives of 10 years. Amortization expense for intangible assets was $3.9 million, $2.0 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, expected amortization expense for intangible assets for each of the next five years and thereafter was as follows:

2015	$3,253
2016	2,814
2017	2,715
2018	2,715
2019	2,715
Thereafter	19,043
Total expected amortization expense for intangible assets	$33,255
Other Assets — We record other assets at cost. Amortization of financing costs is computed over the periods of the related debt financing. Other assets consist of the following:

	December 31,
	2014	2013
Financing costs, net	$12,076	$10,393
Investment in unconsolidated affiliate (see Note 3)	5,147	4,761
Land held for sale	17,338	15,787
Executive nonqualified plan (see Note 11)	5,780	5,410
Other	4,414	6,333
Total other assets	$44,755	$42,684
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Accrued Expenses — Accrued expenses consist of the following:

	December 31,
	2014	2013
Payroll related	$15,375	$14,410
Real estate taxes	17,748	18,939
Center operating costs	12,737	15,868
Insurance	6,670	6,495
Interest	2,061	1,469
Income taxes	—	59
Marketing and information technology accruals	1,919	1,642
Other	14,068	8,553
Total accrued expenses	$70,578	$67,435
TCPA Litigation — On April 17, 2014, a putative class action was filed against LTF Club Operations Company, Inc., a wholly-owned subsidiary of Life Time Fitness, Inc., in the Circuit Court of St. Louis County, Missouri. On June 13, 2014, LTF Club Operations Company, Inc. removed this action to the United States District Court for the Eastern District of Missouri, Eastern Division. On April 23, 2014, a second putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the District of Minnesota. On April 23, 2014, a third putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern Division. On July 1, 2014, a fourth putative class action was filed against Life Time Fitness, Inc. in the United States District Court for the District of Minnesota. On January 26, 2015, a fifth putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern Division. These actions are collectively referred to as the “TCPA Actions” or "TCPA Litigation."
The TCPA Actions allege that we violated the federal Telephone Consumer Protection Act (“TCPA”) when we, or a third party on our behalf, sent marketing text messages to plaintiffs’ cellular telephones using an automatic telephone dialing system without plaintiffs’ consent. Each plaintiff seeks certification of the class, injunctive relief, reasonable attorneys’ fees and costs, and an award of damages available under the TCPA, which include actual damages and statutory damages of $500 per violation or $1,500 per violation if the violation was willful. We deny the allegations.
On October 15, 2014, the United States Judicial Panel on Multidistrict Litigation granted our motion to transfer four of the TCPA Actions to the United States District Court for the District of Minnesota for coordinated or consolidated pretrial proceedings (“MDL”). We have moved to transfer the fifth action, filed January 26, 2015, for consolidation in the MDL.
The parties have agreed to a class settlement of the TCPA Litigation. On February 25, 2015, plaintiffs filed a motion for preliminary approval of the settlement. The preliminary approval hearing is scheduled for March 5, 2015. We agreed to pay all costs of the settlement, including class notice, claims administration, court-awarded plaintiffs’ attorneys’ fees, court-awarded service awards, and awards to class members. Class members may claim either a cash award of $100 or a membership award that lets them pick either a free three-month single Gold membership or a $250 credit toward any access membership that covers the class member. The total settlement amount, as calculated under the agreement, is subject to a minimum of $10 million and a maximum of $15 million. Depending on the total number of claims submitted and the amount of attorneys’ fees awarded, the amounts of the cash award and membership award may be adjusted up or down to bring the total settlement amount within that range. For purposes of calculating the total settlement amount, every membership award that is timely and validly claimed counts as a payment of $250 (subject to adjustment).

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Because our cost to service a membership is less than the membership award, the amount of our reasonably estimable loss does not directly correspond to the amount of the total settlement amount as calculated under the agreement. Further, the amount of attorneys’ fees, the claims rate, and the mix of cash and membership awards all remain unknown at this time, and therefore, we believe our reasonably estimable loss is a range. Based on reasonable estimates of these factors, we have recorded a liability in the fourth quarter of 2014 in the amount of $4.7 million, which we believe represents the minimum amount of the range.
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
Earnings per Common Share — Basic earnings per common share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 2,477 for both of the years ended December 31, 2014 and 2013, and 15,540 for the year ended December 31, 2012.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The basic and diluted earnings per share calculations are shown below:

	For the Year Ended December 31,
	2014	2013	2012
Net income	$114,370	$120,977	$110,757
Weighted average number of common shares outstanding – basic	38,793	41,263	41,345
Effect of dilutive stock options	11	85	116
Effect of dilutive restricted stock awards	124	134	511
Weighted average number of common shares outstanding – diluted	38,928	41,482	41,972
Basic earnings per common share	$2.95	$2.93	$2.68
Diluted earnings per common share	$2.94	$2.92	$2.64
The number of total common shares outstanding at December 31, 2014 was 39,016,499.
Dividends — We have never declared or paid any cash dividends on our common stock. We currently intend to invest all future earnings into the operation and expansion of our business or the repurchase of shares and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit facility limits the amount of dividends we may pay without the consent of the lenders. The payment of any dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our Board of Directors.
Share-Based Compensation — We maintain share-based incentive plans. Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests.
The Compensation Committee of our Board of Directors has the authority to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards, and the authority to delegate that authority. The types of awards that may be granted include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. The value of restricted shares was based upon the closing price of our stock on the dates of issue. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2014, we had 1,012,661 shares available for grant.
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
In May, July and August 2012, the Compensation Committee approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and return on invested capital (“ROIC”) targets during performance periods that end on December 31, 2015 and December 31, 2016. The cumulative diluted EPS target measures cumulative diluted EPS for each quarter during the period from April 1, 2012 to the end of the applicable performance period. These targets are $13.68 cumulative diluted EPS through 2015 and $18.96 cumulative diluted EPS through 2016. The ROIC target is measured in the last year of the applicable performance period. These targets are 8.9% for 2015 and

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

9.0% for 2016. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2015, 50% of the restricted shares will vest. If the specified cumulative diluted EPS and ROIC targets are met or exceeded for the performance period ending December 31, 2016, all of the restricted shares will vest. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. A maximum of $26.0 million could be recognized as compensation expense with respect to this grant if all cumulative diluted EPS and ROIC targets are met.
We do not believe that achievement of either the cumulative diluted EPS or the ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the year ended December 31, 2014. If all of the targets had been considered probable at December 31, 2014, we would have recognized $16.8 million of non-cash performance share-based compensation expense during the year ended December 31, 2014. If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. The probability of reaching the targets is evaluated each reporting period.
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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument:

		Fair Value Measurements Using:
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
December 31, 2014	$2,331	$—	$2,331	$—
Interest rate swap liability as of
December 31, 2013	$3,762	$—	$3,762	$—

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
We had no remeasurements of such assets or liabilities to fair value during the years ended December 31, 2014 or 2013.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amounts related to cash and cash equivalents (Level 1), accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments.
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 2). The fair value estimates presented are based on information available to us as of December 31, 2014. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	December 31, 2014
	Carrying Value	Estimated Fair Value
Fixed-rate debt	$628,937	$626,206
Obligations under capital leases	4,697	5,682
Floating-rate debt	567,276	567,276
Total	$1,200,910	$1,199,164
Comprehensive Income — Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For us, the difference between net income as reported on the consolidated statements of operations and comprehensive income is a loss of $3.8 million. This difference is related to the interest rate swap contract and foreign currency translation due to expenditures for initial construction costs for the construction and operations of one open center and one center under construction, in Toronto, Canada, our first international locations. For more information on the swap contract, see Note 4.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Changes in Accumulated Other Comprehensive Income (Loss) by Component — The following table presents information about accumulated other comprehensive income (loss) by component (net of tax):

	Gains (Losses) on Cash Flows Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(3,631)	$(1,170)	$(4,801)
Other comprehensive income (loss)	1,374	(2,188)	(814)
Balance at December 31, 2013	(2,257)	(3,358)	(5,615)
Other comprehensive income (loss)	859	(4,677)	(3,818)
Balance at December 31, 2014	$(1,398)	$(8,035)	$(9,433)
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
Supplemental Cash Flow Information — Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Accounts receivable	$(1,917)	$685	$(2,211)
Income tax receivable	(5,898)	(6,698)	(5,026)
Center operating supplies and inventories	(3,151)	(5,555)	(3,093)
Prepaid expenses and other current assets	(945)	3,190	5,022
Deferred membership origination costs	65	3,329	2,172
Accounts payable	(2,134)	(3,986)	10,160
Accrued expenses	4,262	10,404	12,568
Deferred revenue	1,000	(5,918)	3,108
Deferred rent liability	790	5,741	(2,284)
Other liabilities	480	709	1,727
Changes in operating assets and liabilities	$(7,448)	$1,901	$22,143

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Our capital expenditures were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Cash purchases of property and equipment	$432,259	$348,948	$224,194
Non-cash change in construction accounts payable	(15,370)	22,134	3,316
Other non-cash changes to property and equipment	(2,708)	(5,964)	5,604
Total capital expenditures	$414,181	$365,118	$233,114
We made cash payments for income taxes for each of the three years ended December 31, 2014, 2013 and 2012 of $78.9 million, $71.9 million and $61.5 million, respectively.
We made cash payments for interest, net of capitalized interest, for each of the three years ended December 31, 2014, 2013 and 2012 of $38.4 million, $29.0 million and $29.1 million, respectively. Capitalized interest was $2.8 million, $3.3 million and $1.1 million during those same periods, respectively.
Construction accounts payable was $32.0 million at December 31, 2014 and $47.3 million at December 31, 2013.
New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us in 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We are in the process of selecting a transition method and determining the effect of the standard on our ongoing financial reporting.

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
In May 2011, Bloomingdale LLC financed the outstanding amount of the taxable bond indebtedness with a mortgage loan from a bank in the amount $7.3 million. As additional security for the mortgage loan, all of the members separately guaranteed one-third of the loan. As of December 31, 2014, the maximum amount of future payments under our one-third of the guarantee was $1.2 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.
Pursuant to the terms of the Operating Agreement, beginning in March 2002 and continuing throughout the term of such agreement, each of the other two members are guaranteed to receive cash distributions from Bloomingdale LLC. The amount of these aggregated distributions is, and will continue to be throughout the term of the agreement, approximately $0.7 million annually per member. A determination will be made on an annual basis regarding the distribution of any net cash flow to each of the members in addition to the guaranteed payments. We are entitled to

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

receive annual distributions once guaranteed payments and adjustment payments have been made. In the event that Bloomingdale LLC does not generate sufficient cash flow through its own operations to make the required monthly distributions, we are obligated to make such payments to each of the other two members. To date, Bloomingdale LLC has generated cash flows sufficient to make all such payments. Each of the three members received distributions from Bloomingdale LLC in the amount of $1.0 million, $0.9 million and $1.0 million for each of the three years ended December 31, 2014, 2013 and 2012, respectively.

4.	Long-Term Debt and Other Financing Obligation
Long-term debt consists of the following:

	December 31,
	2014	2013
Credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, expiring May 2019, collateralized by certain personal property	$733,750	$510,500
Interest rate swap on notional amount of $200,000 at a fixed annual rate of 1.32% plus the applicable spread, expires June 2016	2,331	3,762
Mortgage notes payable with monthly interest and principal payments totaling $632 including interest at 6.03%, expiring February 2017 and collateralized by certain related real estate and buildings	93,399	95,207
Mortgage notes payable with monthly interest and principal payments totaling $531 including interest at 5.06%, expiring February 2024 and collateralized by certain related real estate and buildings.	78,063	—
Mortgage notes payable with monthly interest and principal payments totaling $669 including interest at 4.70%, expiring August 2027 and collateralized by certain related real estate and buildings.	76,537	—
Mortgage notes payable with monthly interest and principal payments totaling $503 including interest at 5.75%, expiring December 2016 and collateralized by certain related real estate and buildings	66,052	68,173
Mortgage notes payable with monthly interest and principal payments totaling $775 including interest at 4.45%, expiring March 2023 and collateralized by certain related real estate and buildings.	64,159	70,457
Mortgage notes payable with monthly interest and principal payments totaling $423 including interest at 4.48%, expiring September 2026 and collateralized by certain related real estate and buildings.	46,354	49,287
Variable rate demand notes, interest due monthly at a variable rate resetting weekly, principal due annually according to an agreement with a Letter of Credit provider that secures the notes which mature in July 2033	31,195	31,815
Mortgage note payable with monthly interest and principal payments totaling $27 including interest at 7.10%, expiring May 2024 and collateralized by certain related real estate and building	2,230	2,397
Special assessments payable	2,143	2,035
Total debt (excluding obligations under capital leases)	1,196,213	833,633
Obligations under capital leases (see below)	4,697	14,965
Total debt	1,200,910	848,598
Less current maturities	22,455	24,505
Total long-term debt	$1,178,455	$824,093

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Credit Facility
In July 2013, we entered into the Second Amendment to the Third Amended and Restated Credit Agreement (the "Credit Agreement") with U.S. Bank National Association, as administrative agent and lender, and other lenders from time to time a party thereto, which amended and restated our prior credit agreement. The material amendments to the Credit Agreement were (i) an increase to the amount of our credit facility from $660.0 million to $760.0 million and a new $100.0 million term loan and (ii) an extension of the term of the facility to July 2018. The credit facility could be increased by an additional $240.0 million upon the exercise of an accordion feature if one or more lenders committed the additional $240.0 million. The term loan dated July 31, 2013 amortized at the rate of 5.0% of the original term loan amount on an annual basis. The facility remained floating rate with a spread over LIBOR or Prime. The spreads under the leverage-based pricing grid in the facility remained unchanged, as did the financial covenant ratio thresholds.
In May 2014, we amended and extended our Third Amended and Restated Credit Agreement with U.S. Bank National Association, as administrative agent and lender, and other lenders from time to time a party thereto. The material amendments to the Credit Agreement are (i) an increase to the amount of the facility from $860.0 million to $1.2 billion; and (ii) an extension of the maturity of the facility to May 30, 2019. After giving effect to the amendments, the facility consists of a $100.0 million term loan and a $1.1 billion credit facility ("credit facility"), which term loan amortizes at the rate of 5.0% on an annual basis. The credit facility may also be increased by an additional $500.0 million upon the exercise of an accordion feature if one or more lenders commit the additional $500.0 million. The spreads under the leverage-based pricing grid in the credit facility were lowered. The financial covenant ratio thresholds were unchanged.
At December 31, 2013, $510.5 million was outstanding on the credit facility at a weighted average interest rate of 2.4%. The weighted average interest rate and debt outstanding under the credit facility for the year ended December 31, 2013 was 2.5% and $411.9 million, respectively. The maximum month-end balance during the year ended December 31, 2013 was $510.5 million.
At December 31, 2014, $733.8 million was outstanding on the credit facility at a weighted average interest rate of 2.5%, plus $13.8 million related to letters of credit. The weighted average interest rate and debt outstanding under the credit facility for the year ended December 31, 2014 was 2.4% and $599.4 million, respectively. The maximum month-end balance during the year ended December 31, 2014 was $733.8 million.
Interest Rate Swap
In August 2011, we entered into an interest rate swap contract with J.P. Morgan Chase Bank, N.A. that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings from our credit facility at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract was designated as a hedge against interest rate volatility. We applied this hedge to variable rate interest debt under the U.S. Bank credit facility. Changes in the fair market value of the swap contract were recorded in accumulated other comprehensive (loss) income. As of December 31, 2014, the $1.4 million fair market value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets and the $2.3 million gross fair market value of the swap contract was included in long-term debt.
Mortgage Financing
In January 2007, a wholly owned subsidiary obtained a mortgage-backed loan in the original principal amount of $105.0 million from Goldman Sachs Commercial Mortgage Capital, L.P. pursuant to a loan agreement dated January 2007. The mortgage financing is secured by six properties owned by the subsidiary and operated as Life Time Fitness centers. The mortgage financing matures in February 2017. Interest on the amounts borrowed under the mortgage financing referenced above is 6.03% per annum, with a constant monthly debt service payment of $0.6

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

million. As additional security for the subsidiary's obligations under this mortgage financing, the subsidiary granted a security interest in all assets owned from time to time by the subsidiary including the properties, the revenues from the properties and all other tangible and intangible property, and certain bank accounts belonging to the subsidiary that the lender has required pursuant to the mortgage financing. As of December 31, 2014, $93.4 million remained outstanding on the loan.
In January 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $80.0 million from Well Fargo Bank, N.A. pursuant to a promissory note and related agreements. The mortgage financing is secured by mortgages on five properties and matures in February 2024. Interest on the amounts borrowed is 5.06% per annum, with a constant monthly debt service payment of $0.5 million. As of December 31, 2014, $78.1 million remained outstanding on the loan.
In July 2014, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $78.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by five properties and matures in August 2027. Interest on the amounts borrowed is 4.70% per annum, with a constant monthly debt service payment of $0.7 million. As of December 31, 2014, $76.5 million remained outstanding on the loan.
In connection with the purchase of six previously leased Life Time Fitness centers, in December 2011 a wholly owned subsidiary assumed a securitized commercial mortgage-backed loan dated December 2006 in the original principal amount of $80.0 million from the landlord. The assumed amount of the loan was $72.1 million and matures in December 2016. Interest on the loan is 5.75% per annum, with a constant monthly debt service payment of $0.5 million. The loan is secured by mortgages on the six properties purchased by the subsidiary and certain other tangible and intangible property of the subsidiary. Also in connection with the purchase and financing, our wholly owned subsidiary assumed the lease agreement previously executed in June of 2006 between the landlord and another of our wholly owned subsidiaries as tenant of the six properties. Our subsidiaries may not terminate the lease or transfer their interests in the properties except as permitted under the loan and lease agreements. We guarantee the obligations of our subsidiary as tenant under the lease. As of December 31, 2014, $66.1 million remained outstanding on the loan.
In February 2013, a wholly-owned subsidiary obtained a mortgage loan in the original principal amount of $75.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by five properties and matures in March 2023. Interest on the amounts borrowed is 4.45% per annum, with a constant monthly debt service payment of $0.8 million. As of December 31, 2014, $64.2 million remained outstanding on the loan.
In August 2013, a wholly owned subsidiary obtained a mortgage loan in the original principal amount of $50.0 million from ING Life Insurance and Annuity Company pursuant to a promissory note and related agreements. The mortgage financing is secured by three properties and matures in September 2026. Interest on the amounts borrowed is 4.48% per annum, with a constant monthly debt service payment of $0.4 million. As of December 31, 2014, $46.4 million remained outstanding on the loan.
In May 2009, we financed one Minnesota center using an obligation bearing interest at a rate of 7.10%, to be reset in May 2014 and May 2019 using the five-year LIBOR swap rate plus 4.50%, with a 6.00% floor, and amortized over a 20-year period. This obligation is due in full in May 2024. As security for the obligation, we have granted a mortgage on this center. At December 31, 2014, $2.2 million was outstanding.
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The interest rate at December 31, 2014 was 0.2%. The notes are backed by a letter of credit from General Electric Capital Corporation ("GECC"), for which we will pay GECC an annual fee of 1.40% of the maximum amount available under the letter of credit, as well as other drawing and reimbursement fees. The letter of credit expires in June 2023 but can be renewed at GECC’s option. If GECC declines to renew the letter of credit in 2023, the Company will either need to pay off the balance of the notes or find a suitable replacement letter of credit. In connection with the letter of credit, the borrower subsidiary entered into a reimbursement agreement with GECC. Under the terms of the reimbursement agreement, if the notes are purchased with proceeds of a drawing under the letter of credit, and cannot thereafter be remarketed, GECC is obligated to hold the notes and the indebtedness evidenced by those notes will be amortized over a period ending June 2023. The subsidiary’s obligations under the reimbursement agreement are secured by mortgages against the two aforementioned properties. We guaranteed the subsidiary’s obligations under the leases that will fund any reimbursement obligations. As of December 31, 2014, $31.2 million remained outstanding on the notes.
Aggregate annual future maturities of long-term debt (excluding capital leases) at December 31, 2014 are as follows:

2015	$21,880
2016	86,733
2017	108,938
2018	20,363
2019	755,000
Thereafter	203,299
Total future maturities of long-term debt (excluding capital leases)	$1,196,213
Capital Leases
In May 2001, we financed one of our Minnesota centers pursuant to the terms of a sale-leaseback transaction that qualified as a capital lease. Pursuant to the terms of the lease, we agreed to lease the center for a period of 20 years. At December 31, 2014, the present value of the future minimum lease payments due under the lease amounted to $4.6 million.
In March 2007, we entered into a ground lease which ran through October 2048 for our Loudoun County, Virginia center. Pursuant to the terms of the lease which qualified as a capital lease, we had an option to purchase the land by giving notice during the fifth or tenth lease year. At December 31, 2013, our intention was to give notice and purchase the land during 2014; therefore the entire amount of the capital lease was in current maturities of long-term debt at that time. We purchased the land in August 2014.
The following is a summary of property recorded under capital leases:

	December 31,
	2014	2013
Gross land and buildings under capital lease	$6,155	$15,467
Less accumulated amortization	3,760	3,635
Net land and buildings under capital lease	$2,395	$11,832

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Future minimum lease payments and the present value of net minimum lease payments on capital leases at December 31, 2014 are as follows:

2015	$1,075
2016	1,057
2017	1,020
2018	1,020
2019	1,020
Thereafter	1,403
Total future minimum lease payments	6,595
Less amounts representing interest	1,898
Present value of net minimum lease payments	4,697
Current portion	575
$4,122
Financing Lease Obligation
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
Prior to the filing of our 2014 annual report on Form 10-K, we determined we had inappropriately classified this transaction as an operating lease rather than accounting for the lease under the financing method. We concluded that the fixed price renewal options create a continuing involvement which requires the accounting under the financing method. See Note 12 for more information on the prior period impacts.
Under the financing method, we do not recognize any of the sale proceeds received from the lessor that contractually constitutes a payment to acquire the Properties. Instead, we treat such sale proceeds received as financing capital and accordingly record the proceeds as a long-term debt obligation in the consolidated balance sheets. We allocate the leaseback payments made to the lessor between interest expense and a reduction to the long-term debt obligation. Interest on the financing obligation is calculated using our incremental borrowing rate at the inception of the arrangement on the outstanding financing obligation. We determined our incremental borrowing rate by reference to the interest rates that we would have obtained in the financial markets to borrow amounts equal to the financing lease obligation over a term similar to the Lease term.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

As of December 31, 2014, future minimum annual payments for each of the next five years and thereafter are as follows:

2015	$6,404
2016	6,532
2017	6,662
2018	6,796
2019	6,932
Thereafter	66,865
Total future minimum payments	$100,191

5.	Potential Spin-Off of Real Estate Assets through a Real Estate Investment Trust
On August 25, 2014, we announced that our Board of Directors and senior management team have initiated a process to explore a potential conversion of real estate assets into a Real Estate Investment Trust (REIT). The Board of Directors continue to review strategic alternatives, including the exploration of a conversion of real estate assets into a REIT.
In connection with our evaluation of a REIT conversion, our Board of Directors adopted a shareholder rights plan to prohibit ownership of more than 9.8% of our outstanding shares. The rights will expire upon the earlier of August 21, 2015, or the first business day after the closing of the proposed REIT conversion.

6.	Income Taxes
The provision for income taxes is comprised of:

	For the Year Ended December 31,
	2014	2013	2012
Current tax expense
Federal	$65,528	$64,059	$67,039
State and local	8,927	7,000	7,653
Total current tax expense	74,455	71,059	74,692
Deferred tax expense
Federal	326	5,659	(2,880)
State and local	(1,173)	1,463	362
Total deferred tax expense	(847)	7,122	(2,518)
Non-current tax expense (benefit)	143	—	17
Income tax provision	$73,751	$78,181	$72,191
The amount of deferred tax expense does not reconcile to the change in the deferred tax year end balances due to the tax effect of other comprehensive income or additional paid-in capital items.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The reconciliation between our effective tax rate on income before income taxes and the statutory tax rate is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Income tax provision at federal statutory rate	$65,842	$69,705	$64,031
State and local income taxes, net of federal tax benefit	7,897	8,463	8,015
Other, net	12	13	145
Income tax provision	$73,751	$78,181	$72,191
Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the net deferred tax liability are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Accrued rent expense	$30,870	$29,655
Other comprehensive income	3,339	3,912
Accrued equity compensation	4,231	4,150
Deferred revenue	2,004	3,502
Foreign net operating loss	783	1,050
Other	3,010	1,913
Total deferred tax assets	44,237	44,182
Deferred tax liabilities:
Property and equipment	(120,235)	(120,676)
Partnership interest	(4,407)	(4,622)
Costs related to deferred revenue	(5,766)	(5,728)
Other	(4,348)	(3,949)
Total deferred tax liabilities	(134,756)	(134,975)
Net deferred tax liability	$(90,519)	$(90,793)

Current deferred tax assets	$10,122	$10,615
Current deferred tax liabilities	(3,433)	(3,734)
Net current deferred tax assets	6,689	6,881
Non-current deferred tax assets	34,115	33,567
Non-current deferred tax liabilities	(131,323)	(131,241)
Net non-current deferred tax liabilities	(97,208)	(97,674)
Net deferred tax liability	$(90,519)	$(90,793)

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefit – beginning balance	$795	$746	$868
Gross increases – tax positions in current period	300	300	300
Prior year decreases	—	—	(150)
Lapse of statute of limitations	(95)	(251)	(272)
Unrecognized tax benefit – ending balance	$1,000	$795	$746
Included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012 are $1.0 million, $0.8 million and $0.5 million, respectively, of benefits that, if recognized, would affect the effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties and interest of $0.1 million during 2014 and in total, as of December 31, 2014, had recognized a liability for penalties and interest of $0.1 million. During 2013, we accrued penalties and interest of $0.1 million and in total, as of December 31, 2013 had recognized a liability for penalties and interest of $0.1 million. During 2012, we accrued penalties and interest of $0.1 million and in total, as of December 31, 2012, had recognized a liability for penalties and interest of $0.1 million.
We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
We are subject to taxation in the U.S., Canada and various states. Our tax years 2011, 2012 and 2013 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2011.
We have an income tax net operating loss carryforward related to our Canada operations of approximately $2.9 million, which expires in 18 years.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $0.8 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

7.	Share-Based Compensation
Stock Option and Incentive Plans
The 2004 Long-Term Incentive Plan (the "2004 Plan") originally reserved 3,500,000 shares of our common stock for issuance. In 2009, our shareholders authorized an additional 1,750,000 shares. The types of awards that could be granted under the 2004 Plan included incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. We use the term “restricted shares” to define nonvested shares granted to employees, whereas applicable accounting guidance reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. In connection with approval of the 2004 Plan, our Board of Directors approved a resolution to cease making additional grants under prior stock option and incentive plans. The restricted shares generally vest over periods ranging from one to four years. As of December 31, 2014, we had granted a total of 1,929,665 options to purchase common stock under the 2004 Plan, of which options to purchase 59,110 shares were outstanding. We also granted a total of 3,294,359 restricted shares under the 2004 Plan, of which

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

61,350 restricted shares were unvested. In connection with approval of the 2011 Long-Term Incentive Plan (the "2011 Plan"), as discussed below, our Board of Directors approved a resolution to cease making additional grants under the 2004 Plan.
The 2011 Plan reserved 2,500,000 shares of our common stock for issuance. Under the 2011 Plan, the Compensation Committee of our Board of Directors administers the 2011 Plan and has the power to select the persons to receive awards and determine the type, size and terms of awards and establish objectives and conditions for earning awards. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. Eligible participants under the 2011 Plan included our officers, employees, non-employee directors and consultants. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the Compensation Committee of the Board of Directors or its designees. The restricted shares generally vest over periods ranging from one to four years. During the year ended December 31, 2014, we granted 460,152 restricted shares under the 2011 Plan. The value of the restricted shares was based upon the closing price of our stock on the dates of issue which ranged from $47.05 to $54.47 during 2014. As of December 31, 2014, we had granted a total of 1,906,364 restricted shares under the 2011 Plan, of which 1,258,096 restricted shares were unvested. As of December 31, 2014, 1,012,661 shares remain available for grant under the 2011 Plan.
Total share-based compensation expense, which includes stock option expense and restricted stock expense, included in our consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2014	2013	2012
Share-based compensation expense related to restricted shares	$12,783	$12,349	$14,566
Share-based compensation expense related to employee stock purchase plan	120	120	120
Total share-based compensation expense	$12,903	$12,469	$14,686
Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2011	1,902,083	$24.27
Granted	1,052,466	$47.28
Canceled	(30,289)	$33.51
Vested	(855,092)	$22.54
Outstanding at December 31, 2012	2,069,168	$36.55
Granted	363,106	$42.51
Canceled	(141,898)	$42.84
Vested	(860,646)	$25.33
Outstanding at December 31, 2013	1,429,730	$44.19
Granted	460,152	$45.31
Canceled	(238,276)	$41.65
Vested	(332,161)	$40.66
Outstanding at December 31, 2014	1,319,445	$45.93

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

During the years ended December 31, 2014, 2013 and 2012, we issued 460,152 shares, 363,106 shares and 1,052,466 shares of restricted stock, respectively, with an aggregate fair value of $20.8 million, $15.4 million and $49.8 million, respectively. The fair market value of restricted shares that became vested during the year ended December 31, 2014 was $13.5 million. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of December 31, 2014, there was $24.1 million of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.2 years.
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
In fourth quarter 2010, we determined that achieving the 2011 diluted EPS targets required for vesting of 50% of the restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $5.6 million in fourth quarter 2010 and an additional $3.9 million in 2011. In fourth quarter 2011, we determined that achieving the 2012 diluted EPS targets required for vesting of the remaining restricted shares was probable. As a result, we recognized a cumulative, non-cash performance share-based compensation expense of $6.8 million in fourth quarter 2011 and $2.6 million in 2012. All of the vested restricted shares were included in our share count at December 31, 2013 and 2014.
Special 2012 Long-Term Performance-Based Restricted Stock Grant
In May, July and August 2012, the Compensation Committee of our Board of Directors approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted EPS and ROIC targets during performance periods that end on December 31, 2015 and December 31, 2016. These shares are included in the overall number of 1,052,466 restricted shares granted during the year ended December 31, 2012. At December 31, 2014, 565,500 shares remained outstanding under this grant.
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
A maximum of $26.0 million could be recognized as compensation expense under this grant if all cumulative diluted EPS and ROIC targets are met. We do not believe that achievement of either the cumulative diluted EPS or the

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

ROIC targets is currently probable, and, therefore, we did not recognize any compensation expense associated with the grant during the years ended December 31, 2014, 2013 or 2012.
If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. If all of the targets had been considered probable at December 31, 2014, we would have recognized $16.8 million of non-cash performance share-based compensation expense during the year ended December 31, 2014. The probability of reaching the targets is evaluated each reporting period. If we later determined that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants will be met, no further compensation expense would be recognized and any previously recognized compensation expense would be reversed. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. None of these shares were included in our total diluted share count at December 31, 2014, 2013 or 2012.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	407,200	$23.62	2.9	$9,429
Exercised	(115,690)	$20.25
Canceled	—	$—
Outstanding at December 31, 2012	291,510	$24.96	2.0	$7,073
Exercised	(74,242)	$23.36
Canceled	(1,600)	$8.00
Outstanding at December 31, 2013	215,668	$25.64	1.1	$4,616
Exercised	(141,519)	$20.55
Canceled	(15,039)	$31.90
Outstanding at December 31, 2014	59,110	$36.24	0.9	$1,204
Vested at December 31, 2014	59,110	$36.24	0.9	$1,204
No stock options have been granted since 2007. As of December 31, 2014, there was no unrecognized compensation expense related to stock options, and all outstanding stock options were vested.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our closing stock price at each year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31 of each year presented above. The intrinsic value changes based on the fair market value of our stock. Total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $4.0 million, $1.7 million and $3.3 million, respectively.
Our net cash proceeds from the exercise of stock options were $2.9 million, $1.7 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The excess income tax benefit realized from stock option exercises was $1.3 million, $5.9 million and $8.5 million, respectively, for those same periods. This tax benefit is presented as a financing cash inflow with a corresponding offset included in cash flows from operating activities.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The first purchase period during 2014 under the ESPP began January 1, 2014 and ended June 30, 2014. The second purchase period began July 1, 2014 and ended December 31, 2014. Compensation expense under the ESPP, which was $0.1 million for each of 2014, 2013 and 2012, is based on the discount of 10% at the end of the purchase period. In 2014, $1.6 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,228,549 shares of common stock available for purchase under the ESPP as of December 31, 2014.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP. During 2014, we repurchased 32,178 shares for $1.5 million. As of December 31, 2014, there were 228,549 remaining shares authorized to be repurchased for this purpose.
In August 2011, our Board of Directors authorized the repurchase of up to $60.0 million of our outstanding common stock from time to time. A total of 1,107,665 shares were repurchased under this program for $50.1 million. This authorization terminated in August 2013 with the authorization of a new share repurchase program.
In August 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time. During 2014, we repurchased 3,462,445 shares under this program for $166.9 million. A total of 4,109,146 shares were repurchased under this program for $197.8 million. This authorization terminated on July 22, 2014 with the authorization of a new share repurchase program.
In July 2014, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on June 30, 2016, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During the year ended December 31, 2014, we did not repurchase any shares under this program. As of December 31, 2014, there was $200.0 million remaining authorized under this program.

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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following table presents revenue for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Membership dues	$810,707	$766,846	$727,596
Enrollment fees	12,224	13,941	15,346
Personal training	201,479	184,522	169,074
Other in-center	209,474	190,995	179,191
Total center revenue	1,233,884	1,156,304	1,091,207
Other revenue	56,736	49,600	35,740
Total revenue	$1,290,620	$1,205,904	$1,126,947

9.	Commitments and Contingencies
Lease Commitments — We lease certain property under operating and financing leases, which require us to pay maintenance, insurance and other expenses in addition to annual rentals. The minimum annual payments under all noncancelable leases at December 31, 2014 are as follows:

2015	$36,030
2016	35,475
2017	34,897
2018	34,955
2019	34,748
Thereafter	401,147
Total minimum annual payments under all noncancelable operating leases	$577,252
Rent expense under operating leases was $33.6 million, $33.3 million and $31.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Certain lease agreements call for escalating lease payments over the term of the lease, which result in a deferred rent liability due to recognizing the expense on a straight-line basis over the life of the lease.
Sale-Leaseback Transactions — In 2003, we financed two of our Michigan centers pursuant to the terms of a sale-leaseback transaction that qualified as an operating lease. Pursuant to the terms of the lease, we agreed to lease the centers for a period of 20 years, however we purchased the centers in June 2014.
In August 2008, we, along with a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Senior Housing Properties Trust (“Senior Housing”) providing for the sale of certain properties to Senior Housing in a sale-leaseback transaction. The properties are located in Alpharetta, Georgia; Allen, Texas; Omaha, Nebraska; and Romeoville, Illinois (the “Properties”), and were sold to Senior Housing for $100.0 million. Pursuant to the terms of a Lease Agreement (the “Lease”) between our subsidiary and SNH LTF Properties LLC (“SNH”), the subsidiary will lease the Properties from SNH. The lease has a total term of 50 years, including an initial term of 20 years and six consecutive renewal terms of five years each. Renewal options may only be exercised for all the Properties combined, and must be exercised no less than 12 months before the lease term ends. The initial rent will be approximately $9.1 million per year, increased after every fifth year during the initial term and the first two renewal options, if exercised, by an amount equal to 10% of the rent paid in the calendar year immediately before the effective date of the rent increase. During the last four renewal terms, rent will be the greater of (i) 110% of the rent paid in the calendar month immediately before the renewal term commences or (ii) fair market rent, as mutually agreed by the parties or determined by a mutually agreed upon independent third

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

party appraiser. The lease is a “triple net” lease requiring our subsidiary to maintain the Properties and to pay all operating expenses including real estate taxes and insurance for the benefit of Senior Housing. Pursuant to the terms of a Guaranty Agreement, we have guaranteed our subsidiary’s obligations under the Lease. We, or a substitute guarantor, must maintain a tangible net worth of at least $200.0 million. At December 31, 2014, the future minimum lease payments due under the lease amounted to $151.8 million.
We account for the sale-leaseback transactions as operating leases. The gains we recognized upon completion of the sale-leaseback transactions, a total of $4.1 million, have been deferred and are being recognized over the lease term. At December 31, 2014, $2.8 million remains to be recognized.
Purchase Commitments — We contract in advance for land purchases and construction services and materials, among other things. The purchase commitments were $164.8 million, $142.7 million and $93.8 million at December 31, 2014, 2013 and 2012, respectively.
TCPA Litigation — On April 17, 2014, a putative class action was filed against LTF Club Operations Company, Inc., a wholly-owned subsidiary of Life Time Fitness, Inc., in the Circuit Court of St. Louis County, Missouri. On June 13, 2014, LTF Club Operations Company, Inc. removed this action to the United States District Court for the Eastern District of Missouri, Eastern Division. On April 23, 2014, a second putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the District of Minnesota. On April 23, 2014, a third putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern Division. On July 1, 2014, a fourth putative class action was filed against Life Time Fitness, Inc. in the United States District Court for the District of Minnesota. On January 26, 2015, a fifth putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern Division. These actions are collectively referred to as the “TCPA Actions” or "TCPA Litigation."
The TCPA Actions allege that we violated the federal Telephone Consumer Protection Act (“TCPA”) when we, or a third party on our behalf, sent marketing text messages to plaintiffs’ cellular telephones using an automatic telephone dialing system without plaintiffs’ consent. Each plaintiff seeks certification of the class, injunctive relief, reasonable attorneys’ fees and costs, and an award of damages available under the TCPA, which include actual damages and statutory damages of $500 per violation or $1,500 per violation if the violation was willful. We deny the allegations.
On October 15, 2014, the United States Judicial Panel on Multidistrict Litigation granted our motion to transfer four of the TCPA Actions to the United States District Court for the District of Minnesota for coordinated or consolidated pretrial proceedings (“MDL”). We have moved to transfer the fifth action, filed January 26, 2015, for consolidation in the MDL.
The parties have agreed to a class settlement of the TCPA Litigation. On February 25, 2015, plaintiffs filed a motion for preliminary approval of the settlement. The preliminary approval hearing is scheduled for March 5, 2015. We agreed to pay all costs of the settlement, including class notice, claims administration, court-awarded plaintiffs’ attorneys’ fees, court-awarded service awards, and awards to class members. Class members may claim either a cash award of $100 or a membership award that lets them pick either a free three-month single Gold membership or a $250 credit toward any access membership that covers the class member. The total settlement amount, as calculated under the agreement, is subject to a minimum of $10 million and a maximum of $15 million. Depending on the total number of claims submitted and the amount of attorneys’ fees awarded, the amounts of the cash award and membership award may be adjusted up or down to bring the total settlement amount within that range. For purposes of calculating the total settlement amount, every membership award that is timely and validly claimed counts as a payment of $250 (subject to adjustment).
Because our cost to service a membership is less than the membership award, the amount of our reasonably estimable loss does not directly correspond to the amount of the total settlement amount as calculated under the agreement. Further, the amount of attorneys’ fees, the claims rate, and the mix of cash and membership awards all

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

remain unknown at this time, and therefore, we believe our reasonably estimable loss is a range. Based on reasonable estimates of these factors, we have recorded a liability in the fourth quarter of 2014 in the amount of $4.7 million, which we believe represents the minimum amount of the range.
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
401(k) Savings and Investment Plan — We offer a 401(k) savings and investment plan (the 401(k) Plan) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. We made discretionary contributions to the 401(k) Plan in the amount of $2.7 million, $2.3 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Letters of Credit — As of December 31, 2014, we had $13.8 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation and commercial liability insurance. Such letters of credit are secured by the collateral under our senior secured credit facility. As of December 31, 2014, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2014, we had posted bonds totaling $21.9 million related to construction activities and operational licensing.
Guarantee — In May 2011, Bloomingdale LLC borrowed $7.3 million from a bank. Each of the members separately guaranteed one-third of the outstanding loan amount. As of December 31, 2014, the maximum amount of future payments under our one-third of the guarantee was $1.2 million. We have the right to recover from Bloomingdale LLC any amounts paid under the terms of the guarantee, but only after Bloomingdale LLC’s obligations to the bank have been satisfied.

10.	Related Party Transactions
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our Chairman of the Board of Directors and Chief Executive Officer has a 100% interest. We paid rent pursuant to this lease of $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The terms of the lease were negotiated by one of our independent directors on behalf of our company and were reviewed and approved by a majority of our independent and disinterested directors. Our Board of Directors, with assistance from a third-party expert, determined that the terms of the lease were at market rates.

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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We made matching contributions of $0.1 million to this plan during fiscal 2014. Any contributions to this plan vest to each participant according to their years of service with us. At December 31, 2014, $6.5 million had been deferred and is being held on behalf of the employees. This amount is reflected as an other long-term liability on the balance sheet.

12.	Immaterial Restatement of Prior Year Financial Statements
Prior to the filing of our 2014 annual report on Form 10-K, we determined we had inappropriately classified a 2008 sale-leaseback transaction as an operating lease rather than accounting for the lease under the financing method, as the agreement did not transfer all of the other risks and rewards of ownership due to our continuing involvement with the property. We determined the error to be immaterial to the financial statement for all respective prior periods. The impact of these corrections to the 2013 and 2012 consolidated financial statements is summarized below.
The following changes have been made to our Consolidated Statements of Operations for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013		2012
	As Previously Reported	Restated	As Previously Reported	Restated
Center operations expense	$696,209	$689,246	$655,887	$648,924
Other operating expense	64,401	64,558	52,170	52,327
Depreciation and amortization expense	118,972	121,843	115,016	117,887
Total operating expenses	981,280	977,345	918,719	914,784
Income from operations	224,624	228,559	208,228	212,163
Interest expense, net of interest income	(25,656)	(30,800)	(25,475)	(30,697)
Total other income (expense)	(24,257)	(29,401)	(23,993)	(29,215)
Income before income taxes	200,367	199,158	184,235	182,948
Provision for income taxes	78,655	78,181	72,697	72,191
Net income	121,712	120,977	111,538	110,757
Basic earnings per common share	$2.95	$2.93	$2.70	$2.68
Diluted earnings per common share	$2.93	$2.92	$2.66	$2.64

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following changes have been made to our Consolidated Balance Sheet as of December 31, 2013:

	As of December 31, 2013
	As Previously Reported	Restated
Property and equipment, net	$2,105,077	$2,147,627
Total assets	2,331,051	2,373,601
Current portion of financing lease obligation	—	1,231
Deferred revenue	35,032	34,875
Total current liabilities	202,959	204,033
Financing lease obligation, net of current portion	—	55,966
Deferred rent liability	28,933	23,752
Deferred income taxes	100,504	97,674
Other liabilities	21,287	19,123
Total liabilities	1,183,022	1,229,887
Retained earnings	750,654	746,339
Total shareholders' equity	1,148,029	1,143,714
Total liabilities and shareholders' equity	2,331,051	2,373,601
The following changes have been made to our Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013		2012
	As Previously Reported	Restated	As Previously Reported	Restated
Net cash provided by operating activities	$258,417	$259,429	$255,745	$256,557
Net cash provided by financing activities	87,321	86,309	5,818	5,006
The impact of the corrections on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012 include decreases to net income totaling $0.7 million and $0.8 million, respectively. The impact of the corrections on the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012 include decreases to net income totaling $0.7 million and $0.8 million, respectively, and a $3.0 million correction to retained earnings as of January 1, 2012.
The notes to the consolidated financial statements have been corrected to give effect to these items.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

13.	Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations:

	2014				2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$311,955	$326,564	$336,845	$315,256	$290,747	$308,108	$316,011	$291,038
Gross profit (1)	116,966	120,278	127,964	124,333	113,520	120,607	117,799	115,132
Income from operations	55,058	58,477	67,807	48,019	53,358	61,710	63,840	49,651
Net income	28,137	29,632	34,236	22,365	27,909	33,000	34,205	25,863
Earnings per share (2):
Basic (3)	$0.69	$0.76	$0.91	$0.59	$0.68	$0.80	$0.83	$0.63
Diluted (3)	$0.69	$0.75	$0.90	$0.59	$0.67	$0.79	$0.82	$0.63

(1)	We define gross profit as total center revenue less center operations expenses.

(2)	See Note 2 for discussion on the computation of earnings per share.

(3)	The basic and diluted earnings per share by quarter include the impact of rounding within each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.
Chanhassen, MN

We have audited the accompanying consolidated balance sheets of Life Time Fitness, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Time Fitness, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
[s] DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Life Time Fitness, Inc.
Chanhassen, MN
We have audited the internal control over financial reporting of Life Time Fitness, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.
[s] DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 2, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, they believe that, as of December 31, 2014, we maintained effective internal control over financial reporting.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2015 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.
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
The following table sets forth the name, age and positions of each of our executive officers as of March 2, 2015:

Name	Age	Position
Bahram Akradi	53	Chairman of the Board of Directors, President and Chief Executive Officer
Eric J. Buss	48	Executive Vice President and Chief Financial Officer
Jeffrey G. Zwiefel	52	Executive Vice President and Chief Operating Officer
Tami A. Kozikowski	53	Executive Vice President, LifeSpa and Chief Administrative Officer
Jess R. Elmquist	47	Executive Vice President, Human Resources and Life Time University
Erik A. Lindseth	45	Senior Vice President and General Counsel
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
Eric J. Buss joined our company in September 1999 as Vice President of Finance and General Counsel. Mr. Buss was elected Secretary in September 2001 and was named Senior Vice President of Corporate Development in December 2001 and Executive Vice President in August 2005. In December 2010, Mr. Buss transitioned from the General Counsel and Secretary positions, and became responsible for the company’s media division in addition to his other responsibilities as an Executive Vice President. In August 2013, Mr. Buss transitioned from his role overseeing the media division and other businesses and administrative functions to support the finance function with the announcement of our former Chief Financial Officer's planned retirement. Mr. Buss was then appointed as Executive Vice President and Chief Financial Officer in July 2014. Prior to joining our company, Mr. Buss was an associate with the law firm of Faegre & Benson LLP (now Faegre Baker Daniels) from 1996 to August 1999. Prior to beginning his legal career, Mr. Buss was employed by Arthur Andersen LLP.
Jeffrey G. Zwiefel joined our company in December 1998 as Vice President, Health Enhancement Division and became Vice President of Fitness, Training and New Program Development in January 2004. Mr. Zwiefel was named Senior Vice President, Life Time University in March 2005. Mr. Zwiefel was named Executive Vice President of Operations in 2008, and Executive Vice President and Chief of Operations in October 2011. In October 2013, Mr. Zwiefel was named Executive Vice President and Chief Operating Officer. Mr. Zwiefel has over 24 years of comprehensive and diverse experience in the health, fitness and wellness industry. Prior to joining our company in 1999, Mr. Zwiefel worked for over nine years with NordicTrack, Inc. where he served most recently as Vice President, Product Development. Mr. Zwiefel has a M.S. in exercise physiology.

Tami A. Kozikowski joined our company in August 2012 as Executive Vice President, Real Estate and Development. In November 2014, Ms. Kozikowski transitioned from this role to Executive Vice President, LifeSpa and Chief Administrative Officer. Prior to joining the Company, Ms. Kozikowski was Chief Development Officer of Advance Auto Parts, a leading automotive aftermarket retailer from June 2009 to December 2011. From November 2007 to February 2009 she served as Senior Vice President, Merchandising for Best Buy Co., Inc., a specialty retailer of consumer electronics, office products, appliances and software, where she was responsible for Best Buy’s appliance, music, movies and gaming businesses. Prior to that, she served in other senior leadership operational roles with Best Buy Co., Inc., including Senior Vice President of Services (Geek Squad) Operations from August 2006 to November 2007, Senior Vice President Retail Support/Operations from March 2004 to August 2006 and Senior Vice President, Real Estate and Property Management.
Jess R. Elmquist joined our company in June 2005 as Senior Director of Life Time University. Mr. Elmquist previously led our company’s corporate sales division from 1997 to 2001. In April 2008, Mr. Elmquist was named Vice President of Life Time University, and named Senior Vice President of Life Time University in November 2010. Mr. Elmquist was then appointed Executive Vice President, Human Resources and Life Time University, in November 2013. He has over 17 years of comprehensive experience leading teams, training and certification while supporting the human resources function nationwide in Life Time’s expansion. Prior to joining Life Time in 1997, Mr. Elmquist worked in the Minnesota public school system for six years. Mr. Elmquist has a B.A. in Education.
Erik A. Lindseth joined our company as Associate General Counsel in 2006. Mr. Lindseth was then promoted to Vice President and General Counsel in 2010. Since that time, Mr. Lindseth has led Life Time’s legal team in handling or managing all legal matters for the company, from club development and construction to business operations. In February 2014, Mr. Lindseth was promoted to Senior Vice President and General Counsel. Before joining Life Time, Mr. Lindseth served as an Assistant Attorney General with the Minnesota Attorney General’s Office from 1999 to 2006 and worked in private practice with Faegre & Benson LLP (now Faegre Baker Daniels) from 1995 to 1999. Mr. Lindseth received his law degree from Harvard Law School, and bachelor of arts degrees in speech and political science from Drake University.

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
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:
The information required by Schedule II — Valuation and Qualifying Accounts is provided in Note 2 to the Consolidated Financial Statements.
Other schedules are omitted because they are not required.
(b)    Exhibits:

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32230).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated July 17, 2012 (File No. 001-32230).
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement of Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
4.2	Rights Agreement, dated as of August 22, 2014, between Life Time Fitness, Inc. and Wells Fargo Bank, N.A. as Rights Agent.	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on August 25, 2014 (File No. 001-32230).
10.1
Operating Agreement of Life Time, BSC Land, DuPage Health Services Fitness Center - Bloomingdale L.L.C. dated December 1, 1999 by and between the Registrant, Bloomingdale Sports Center Land Company and Central DuPage Health.
Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant's Form S-1 (File No. 333-113764), filed with the Commission on May 21, 2004.
10.2#	Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (effective as of April 23, 2009).	Incorporated by reference to Appendix B to the Registrant's proxy statement for its 2008 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 9, 2009.
10.3#	Form of Executive Employment Agreement.	Incorporated by reference to Exhibit 10.17 to the Registrant's Form10-K for the year ended December 31, 2008 (File No. 001-32230).

Exhibit No.	Description	Method of Filing
10.4#	Form of Incentive Stock Option for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).
10.5#	Form of Non-Incentive Stock Option Agreement for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.20 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).
10.6
Second Amended and Restated Credit Agreement, dated as of May 31, 2007, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.1 to the Registrant's Form10-Q for the quarter ended June 30, 2007 (File No. 001-32230).
10.7	Security Agreement, dated as of April 15, 2005, among the Company and U.S. Bank National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated April 15, 2005 (File No. 001-32230).
10.8#	Form of Restricted Stock Agreement (Employee) for 2004 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Registrant's Form10-K for the year ended December 31, 2005 (File No. 001-32230).
10.9
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
10.10
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of June 10, 2008, among the Company, U.S. Bank National Association, as administrative agent and lead arranger, J.P. Morgan Securities, Inc. and Royal Bank of Canada, as co-syndication agents, BMO Capital Markets, as documentation agent, and the banks party thereto from time to time.
Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 2010 (File No. 001-32230).
10.11#	Form of 2010 Restricted Stock Agreement (Forfeiture Component) for 2004 Long-Term Incentive Plan with performance-based vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-32230).
10.12#	Life Time Fitness, Inc. 2011 Long-Term Incentive Plan.	Incorporated by reference to Appendix A to the Registrant's proxy statement for its 2011 Annual Meeting of Shareholders (File No. 001-32230) filed with the Commission on March 7, 2011.
10.13#	Form of 2011 Restricted Stock Agreement (Forfeiture Component) for 2004 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2011 (File No. 001-32230).
10.14#	Form of 2011 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2011 (File No. 001-32230).

Exhibit No.	Description	Method of Filing
10.15
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
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2011 (File No. 001-32230).
10.16#	Form of 2012 Restricted Stock Agreement (Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2012 (File No. 001-32230).
10.17
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
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2012 (File No. 001-32230).
10.18#	Form of 2013 Restricted Stock Agreement (Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2013 (File No. 001-32230).
10.19#	Life Time Fitness, Inc. Executive Cash Bonus Plan.	Incorporated by reference to Appendix A to the Registrant’s proxy statement for its 2013 Annual Meeting of Shareholders (File No. 001-32230), filed with the Commission on March 7, 2013.
10.20
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
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated July 24, 2013 (File No. 001-32230).
10.21#	Form of 2013 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2013 (File No. 001-32230).
10.22#	Form of Restricted Stock Agreement for 2011 Long-Term Incentive Plan with performance-based vesting component (May 2012 grants).	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated December 18, 2013 (File No. 001-32230).

Exhibit No.	Description	Method of Filing
10.23#	Form of 2014 Restricted Stock Agreement (Diluted EPS Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2014 (File No. 001-32230).
10.24#	Form of 2014 Restricted Stock Agreement (TSR, Diluted EPS, Revenue and EBITDA Forfeiture Component) for 2011 Long-Term Incentive Plan with performance vesting component.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2014 (File No. 001-32230).
10.25
Amendment No. 3 to Third Amended and Restated Credit Agreement dated as of May 30, 2014, among Life Time Fitness, Inc., certain designated subsidiaries of Life Time Fitness, Inc., U.S. Bank National Association, as administrative agent and lender, Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. and certain other financial institutions, as lenders.
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 30, 2014 (File No. 001-32230).
10.26#	Form of 2014 Restricted Stock Agreement (Non-Employee Director) for 2011 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (File No. 001-32230).

10.27#	Transition Agreement between Life Time Fitness, Inc. and Michael R. Robinson, dated July 8, 2014.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32230).
10.28#	Amended and Restated Non-Employee Director Compensation Package, effective January 1, 2015.	Filed Electronically.
21	Subsidiaries of the Registrant.	Filed Electronically.
23	Consent of Independent Registered Public Accounting Firm.	Filed Electronically.
24	Powers of Attorney.	Filed Electronically.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (iv) consolidated statements of shareholders' equity, (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.
Filed Electronically.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

LIFE TIME FITNESS, INC.

By:	/s/ Bahram Akradi
Bahram Akradi Chairman of the Board of Directors, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 2, 2015 by the following persons on behalf of the Registrant in the capacities indicated.

LIFE TIME FITNESS, INC.

By:	/s/ Bahram Akradi
Bahram Akradi Chairman of the Board of Directors, President, Chief Executive Officer and Director (Principal Executive Officer and Director)

By:	/s/ Eric J. Buss
Eric J. Buss Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
John M. Hugo Senior Vice President and Corporate Controller (Principal Accounting Officer)

Directors
Giles H. Bateman *
Jack W. Eugster *
Guy C. Jackson *
John K. Lloyd *
Martha A. Morfitt *
John B. Richards *
Joseph S. Vassalluzzo *
*    Eric J. Buss, by signing his name hereto, does hereby sign this document on behalf of each of the above‑named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Eric J. Buss
Eric J. Buss, Attorney-in-Fact