Form 10-Q
period 2015-03-31
LIFE TIME FITNESS, INC.
filed 2015-04-28
CIK 1076195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock as of April 17, 2015 was 39,043,889 common shares.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,898	$9,175
Accounts receivable, net	12,931	9,446
Center operating supplies and inventories	38,095	35,936
Prepaid expenses and other current assets	36,071	25,844
Deferred membership origination costs	9,745	9,051
Deferred income taxes	3,298	6,689
Income tax receivable	—	12,596
Total current assets	115,038	108,737
Property and equipment, net	2,459,875	2,417,931
Restricted cash	815	513
Deferred membership origination costs	6,869	6,039
Goodwill	61,101	61,101
Intangible assets, net	41,663	42,542
Other assets	43,493	44,755
Total assets	$2,728,854	$2,681,618
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$22,693	$22,455
Current portion of financing lease obligation	1,518	1,474
Accounts payable	42,252	35,422
Construction accounts payable	34,534	31,972
Accrued expenses	72,553	70,578
Deferred revenue	47,259	38,652
Total current liabilities	220,809	200,553
Long-term debt, net of current portion	1,182,052	1,178,455
Financing lease obligation, net of current portion	54,100	54,491
Deferred rent liability	25,177	24,519
Deferred income taxes	94,185	97,208
Deferred revenue	6,954	6,088
Other liabilities	15,445	15,180
Total liabilities	1,598,722	1,576,494
Commitments and contingencies (Note 6)
Shareholders' equity:
Undesignated stock: 10,000,000 shares authorized; 100,000 shares of Series A Junior Participating Preferred Stock designated; none issued or outstanding	—	—
Common stock, $.02 par value, 75,000,000 shares authorized; 39,044,239 and 39,016,499 shares issued and outstanding, respectively	782	781
Additional paid-in capital	258,536	253,067
Retained earnings	885,312	860,709
Accumulated other comprehensive loss	(14,498)	(9,433)
Total shareholders’ equity	1,130,132	1,105,124
Total liabilities and shareholders' equity	$2,728,854	$2,681,618

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenue:
Membership dues	$207,822	$196,815
Enrollment fees	2,912	3,123
In-center revenue	106,563	98,405
Total center revenue	317,297	298,343
Other revenue	13,835	13,612
Total revenue	331,132	311,955
Operating expenses:
Center operations	193,292	181,377
Advertising and marketing	15,864	12,339
General and administrative	16,358	15,864
Other operating	15,317	14,461
Depreciation and amortization	38,736	32,856
Total operating expenses	279,567	256,897
Income from operations	51,565	55,058
Other income (expense):
Interest expense, net of interest income	(11,166)	(9,122)
Equity in earnings of affiliate	245	297
Total other expense	(10,921)	(8,825)
Income before income taxes	40,644	46,233
Provision for income taxes	16,041	18,096
Net income	$24,603	$28,137

Basic earnings per common share	$0.65	$0.69
Diluted earnings per common share	$0.65	$0.69
Weighted average number of common shares outstanding – basic	37,812	40,603
Weighted average number of common shares outstanding – diluted	37,899	40,870

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Net income	$24,603	$28,137
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments, net of income taxes of $0 and $609, respectively	(5,108)	(884)
Unrealized gains (losses) on cash flow hedges, net of income taxes of $(29) and $(143), respectively	43	215
Other comprehensive loss, net of income tax:	(5,065)	(669)
Comprehensive income	$19,538	$27,468

See notes to unaudited consolidated financial statements.

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$24,603	$28,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,736	32,856
Deferred income taxes	339	(186)
Gain on disposal of property and equipment, net	(104)	(416)
Amortization of deferred financing costs	659	577
Share-based compensation	3,132	3,286
Excess tax benefit related to share-based compensation	(1,146)	(846)
Changes in operating assets and liabilities	16,019	14,737
Other	859	(195)
Net cash provided by operating activities	83,097	77,950
Cash flows from investing activities:
Purchases of property and equipment	(81,976)	(82,826)
Acquisitions, net of cash acquired	—	(12,400)
Proceeds from sale of property and equipment	230	447
Increase in other assets	(785)	(33)
Increase in restricted cash	(302)	(287)
Net cash used in investing activities	(82,833)	(95,099)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	80,000
Repayments of long-term borrowings	(6,594)	(4,909)
Proceeds from credit facility, net	10,500	5,300
Repayments of financing lease obligation	(348)	(290)
Increase in deferred financing costs	—	(947)
Excess tax benefit related to share-based compensation	1,146	846
Proceeds from stock option exercises	1,103	2,139
Proceeds from employee stock purchase plan	547	483
Stock purchased for employee stock purchase plan	(845)	(701)
Repurchases of common stock	—	(60,498)
Net cash provided by financing activities	5,509	21,423
Effect of exchange rates on cash and cash equivalents	(50)	(68)
Increase in cash and cash equivalents	5,723	4,206
Cash and cash equivalents – beginning of period	9,175	8,334
Cash and cash equivalents – end of period	$14,898	$12,540
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
These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which includes audited consolidated financial statements for the three fiscal years ended December 31, 2014.

2.	Share-Based Compensation
Stock Option and Incentive Plans
We have three share-based compensation plans: the Amended and Restated Life Time Fitness, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”); the Life Time Fitness, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and an Employee Stock Purchase Plan (the “ESPP”), collectively, the share-based compensation plans. We no longer make grants under the 2004 Plan. There are 2,500,000 shares of common stock reserved for grant under the 2011 Plan and, as of March 31, 2015, there were 1,011,499 shares available for grant. The types of awards that may be granted under the 2011 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of share-based awards.
As of March 31, 2015, we had granted a total of 1,929,665 options to purchase common stock under all of the share-based compensation plans, of which options to purchase 24,110 shares were outstanding and vested, and a total of 5,200,723 restricted shares were granted, of which 1,062,621 restricted shares were outstanding and unvested. We use the term “restricted shares” to define unvested shares granted to employees and non-employee directors. We use the term "vest" to define the lapse of vesting restrictions on restricted shares.
Total share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2015 and 2014, was as follows:

	For the Three Months Ended
	March 31,
	2015	2014
Share-based compensation expense related to restricted shares	$3,102	$3,256
Share-based compensation expense related to ESPP	30	30
Total share-based compensation expense	$3,132	$3,286

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Summary of Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,322,446	$45.93
Granted	—	$—
Canceled	(1,838)	$46.13
Vested	(257,987)	$44.63
Outstanding at March 31, 2015	1,062,621	$46.25

During the three months ended March 31, 2015 and 2014, we issued 0 and 391,733 shares of restricted stock, respectively, with an aggregate grant date fair value of $0.0 million and $17.4 million, respectively. The grant date fair value of restricted shares that vested during the three months ended March 31, 2015 and 2014 was $11.5 million and $11.7 million, respectively. The total value of each restricted stock grant, based on the fair value of the stock on the date of grant, is amortized to compensation expense on a straight-line basis over the related vesting period. As of March 31, 2015, there was $20.9 million of unrecognized compensation expense related to restricted stock that is expected to vest. We plan to recognize this amount over a weighted average period of 2.3 years.
Special 2012 Long-Term Performance-Based Restricted Stock Grant
In May, July and August 2012, the Compensation Committee of our Board of Directors approved the grant of a total of 658,500 shares of long-term performance-based restricted stock to serve as an incentive to our senior management team to achieve certain cumulative diluted earnings per share ("EPS") and return on invested capital ("ROIC") targets during performance periods that end on December 31, 2015 and December 31, 2016. On March 31, 2015, 565,500 shares remained outstanding under this grant.
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
If it becomes probable that the cumulative diluted EPS and ROIC performance targets will be achieved, a cumulative adjustment will be recorded and the remaining compensation expense will be recognized over the remaining performance period. If all of the targets had been considered probable at March 31, 2015, we would have recognized $18.4 million of non-cash performance share-based compensation expense during the period ended March 31, 2015. The probability of reaching the targets is evaluated each reporting period. If we later determined

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

that it is no longer probable that the minimum cumulative diluted EPS and ROIC performance targets for the grants will be met, no further compensation expense would be recognized and any previously recognized compensation expense would be reversed. In the event that we do not achieve the specified cumulative diluted EPS and ROIC targets for the performance period ending December 31, 2016, the restricted shares will be forfeited. None of these shares were included in our diluted common shares outstanding at March 31, 2015 or 2014.
Summary of Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	59,110	$36.24	0.9	$1,204
Exercised	(35,000)	$31.52
Canceled	—	$—
Outstanding at March 31, 2015	24,110	$43.11	1.2	$672
Vested at March 31, 2015	24,110	$43.11	1.2	$672
No stock options have been granted since 2007. As of March 31, 2015, there was no unrecognized compensation expense related to stock options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the differences between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $1.0 million and $3.2 million, respectively.
Our net cash proceeds from the exercise of stock options were $1.1 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. The excess income tax benefit realized from stock option exercises and restricted stock vesting was $1.1 million and $0.8 million, respectively, for those same periods. In accordance with the related accounting guidance, this tax benefit is presented as a financing cash inflow. There is a corresponding cash outflow included in cash flows from operating activities.
Employee Stock Purchase Plan
Our ESPP provides for the sale of up to 1,500,000 shares of our common stock to our employees at discounted purchase prices. The cost per share under this plan is 90% of the fair market value of our common stock on the last day of the purchase period, as defined. The current purchase period for employees under the ESPP began January 1, 2015 and ends June 30, 2015. Compensation expense under the ESPP is estimated based on the discount of 10% at the end of the purchase period. During the three months ended March 31, 2015, $0.5 million was withheld from employees for the purpose of purchasing shares under the ESPP. There were 1,213,090 shares of common stock available for purchase under the ESPP as of March 31, 2015.
Share Repurchase Plans
In June 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP. During the three months ended March 31, 2015, we repurchased 15,459 shares under this authorization for $0.8 million. As of March 31, 2015, there were 213,090 remaining shares authorized to be repurchased for this purpose.
In July 2014, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on June 30, 2016, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. During the three months ended March 31, 2015, we did not repurchase any shares under this program. As of March 31, 2015, there was $200.0 million remaining authorized under this program.
3.    Earnings per Share
Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding for each year. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased for the conversion of any dilutive common stock equivalents, the assumed exercise of dilutive stock options using the treasury stock method and unvested restricted stock awards using the treasury stock method. Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common share were 0 and 15,540 for the three months ended March 31, 2015 and 2014, respectively.
The basic and diluted EPS calculations are shown below:

	For the Three Months Ended
	March 31,
	2015	2014
Net income	$24,603	$28,137
Weighted average number of common shares outstanding – basic	37,812	40,603
Effect of dilutive stock options	5	19
Effect of dilutive restricted stock awards	82	248
Weighted average number of common shares outstanding – diluted	37,899	40,870
Basic earnings per common share	$0.65	$0.69
Diluted earnings per common share	$0.65	$0.69

4.	Operating Segment
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

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

The following table presents revenue for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Membership dues	$207,822	$196,815
Enrollment fees	2,912	3,123
Personal training	53,179	48,883
Other in-center revenue	53,384	49,522
Total center revenue	317,297	298,343
Other revenue	13,835	13,612
Total revenue	$331,132	$311,955

5.	Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	For the Three Months Ended
	March 31,
	2015	2014
Accounts receivable, net	$(3,589)	$(3,943)
Income tax receivable	12,596	6,698
Center operating supplies and inventories	(2,180)	(724)
Prepaid expenses and other current assets	(9,826)	(5,539)
Deferred membership origination costs	(1,527)	626
Accounts payable	6,945	684
Accrued expenses	3,131	6,513
Deferred revenue	9,482	6,336
Deferred rent liability	673	3,998
Other liabilities	314	88
Changes in operating assets and liabilities	$16,019	$14,737
We made cash payments for income taxes of $1.8 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.
We made cash payments for interest, net of capitalized interest, of $10.5 million and $8.3 million for the three months ended March 31, 2015 and 2014, respectively. Capitalized interest was $0.9 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.
Construction accounts payable was $34.5 million and $39.1 million at March 31, 2015 and 2014, respectively.

6.	Commitments and Contingencies
TCPA Litigation — On April 17, 2014, a putative class action was filed against LTF Club Operations Company, Inc., a wholly-owned subsidiary of Life Time Fitness, Inc., in the Circuit Court of St. Louis County, Missouri. On June 13, 2014, LTF Club Operations Company, Inc. removed this action to the United States District Court for the Eastern District of Missouri, Eastern Division. On April 23, 2014, a second putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the District of Minnesota. On April 23, 2014, a third putative class action

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern Division. On July 1, 2014, a fourth putative class action was filed against Life Time Fitness, Inc. in the United States District Court for the District of Minnesota. These actions are collectively referred to as the “TCPA Actions” or "TCPA Litigation." The TCPA Actions have all been transferred to the United States District Court for the District of Minnesota for coordinated or consolidated pretrial proceedings (“MDL”). (On January 26, 2015, a fifth putative class action was filed against Life Time Fitness, Inc. in the U.S. District Court for the Northern District of Illinois, Eastern Division, but after transfer to the MDL Court the matter was resolved by the parties and dismissed by the Court.)
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
The parties have agreed to a class settlement of the TCPA Litigation which was preliminarily approved by the Court on March 9, 2015. In the settlement we agreed to pay all costs of the settlement, including class notice, claims administration, court-awarded plaintiffs’ attorneys’ fees, court-awarded service awards, and awards to class members. Class members may claim either a cash award of $100 or a membership award that lets them pick either a free three-month single Gold membership or a $250 credit toward any access membership that covers the class member. The total settlement amount, as calculated under the agreement, is subject to a minimum of $10 million and a maximum of $15 million. Depending on the total number of claims submitted and the amount of attorneys’ fees awarded, the amounts of the cash award and membership award may be adjusted up or down to bring the total settlement amount within that range. For purposes of calculating the total settlement amount, every membership award that is timely and validly claimed counts as a payment of $250 (subject to adjustment).
Because our cost to service a membership is less than the membership award, the amount of our reasonably estimable loss does not directly correspond to the amount of the total settlement amount as calculated under the agreement. Further, the amount of attorneys’ fees, the claims rate, and the mix of cash and membership awards all remain unknown at this time, and, therefore, we believe our reasonably estimable loss is a range. Based on reasonable estimates of these factors, we recorded a liability in the fourth quarter of 2014 in the amount of $4.7 million, which we believe represents the minimum amount of the range.
Shareholder Litigation — Three putative class action lawsuits have been filed by shareholders challenging the proposed merger transaction (collectively, “Shareholder Actions”), as discussed further in Note 12.
On March 30, 2015, a putative class and derivative action was filed by a purported Life Time shareholder in the First Judicial District Court of the State of Minnesota, County of Carver, captioned St. Clair County Employees’ Retirement System v. Life Time Fitness, Inc., et al., Case No. 10-CV-15-358. On April 22, 2015, plaintiff filed a First Amended Shareholder Derivative and Direct Class Action Complaint for Breach of Fiduciary Duties, Waste of Corporate Assets, and Abuse of Control, which we refer to as the Amended St. Clair Complaint.
Plaintiff purports to bring the litigation as a class action on behalf of the public shareholders of Life Time Fitness, Inc. (“Life Time”), and as a derivative action on behalf of nominal defendant Life Time. The Amended St. Clair Complaint names as defendants the individual members of the Board of Directors (“Board”); LTF Holdings Inc. (“Parent”); LTF Merger Sub., Inc. (“Merger Sub”); Leonard Green & Partners, L.P. (“Leonard Green”); TPG Capital, L.P. (“TPG”); and LNK Partners (“LNK”). The Amended St. Clair Complaint names Life Time as a nominal defendant. The Amended St. Clair Complaint generally alleges that the Board breached its fiduciary duties to Life Time shareholders in connection with the merger because, among other reasons, the Board failed to fully inform itself of the market value of Life Time; the Board failed to maximize shareholder value; the Board failed to promptly form a committee of disinterested directors under Minnesota Statute section 302A.673; certain individual defendants are interested in the merger; and certain provisions in the merger agreement unfairly preclude a third party from making an offer for Life Time. The Amended St. Clair Complaint alleges that Defendants Bahram

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

Akradi, Leonard Green, TPG and LNK aided and abetted the Board’s alleged breaches of fiduciary duty. The Amended St. Clair Complaint also alleges that Life Time and the Board failed to disclose material information to stockholders in connection with the merger. In particular, among other things, the Amended St. Clair Complaint alleges that Life Time and the Board failed to disclose material information in the Preliminary Proxy regarding the background of the merger and financial information that shareholders need to fully consider the merits of the merger. The Amended St. Clair Complaint seeks, among other things, equitable relief under Minnesota Statute section 302A.467, including to enjoin the closing of the merger, to direct disclosure of all material information concerning the merger prior to the shareholder vote, and to award plaintiff’s costs and disbursements, including attorneys’ fees. Life Time and the Board believe that the action is without merit, and intend to vigorously defend against all claims asserted.
On April 8, 2015, a second putative class action was filed by a purported Life Time shareholder in the First Judicial District Court of the State of Minnesota, County of Carver, captioned Bell v. Akradi, et al., Case No. 10-CV-15-392.
Plaintiff purports to bring the litigation as a class action on behalf of the public shareholders of Life Time. The complaint names as defendants Life Time, the members of the Board, Parent, Merger Sub, Leonard Green, TPG and LNK. The complaint generally alleges that the Board breached its fiduciary duties to Life Time shareholders in connection with the merger because, among other reasons, the terms of the merger are not entirely fair to Life Time shareholders in terms of price or process; the Board retained conflicted financial advisors in connection with the merger; certain individual defendants are interested in the merger; and certain provisions in the merger agreement unfairly preclude a third party from making an offer for Life Time. The complaint also alleges that Life Time and the Board failed to disclose material information to stockholders in connection with the merger. In particular, among other things, the complaint alleges that Life Time and the Board failed to disclose material information in the Preliminary Proxy regarding the background of the merger and financial information that shareholders need to fully consider the merits of the merger. The complaint also alleges that Parent, Merger Sub, Leonard Green, TPG and LNK aided and abetted the Board’s alleged breaches of fiduciary duty. The complaint further alleges violations of Minnesota Business Corporation Act sections 302A.467 and 302A.255, as well as violations of the Minnesota Securities Act section 80A.68, section 80A.69, and section 80A.76. The complaint seeks, among other things, to enjoin the closing of the merger, to award unspecified damages, and to award plaintiff’s costs and disbursements, including attorneys’ fees. Life Time and the Board believe that the action is without merit, and intend to vigorously defend against all claims asserted.
On April 10, 2015, a third putative class action was filed by a purported Life Time shareholder in the United States District Court for the District of Minnesota, captioned Lusk v. Life Time Fitness, Inc., et al., Case No. 0:15-cv-01911. Plaintiff purports to bring the litigation as a class action on behalf of the shareholders of Life Time. The complaint names as defendants Life Time and the members of the Board. The complaint alleges that Life Time and the Board violated Section 14(a) of Exchange Act and Rule 14a-9 promulgated thereunder, and that the Board violated Section 20(a) of the Exchange Act because the Preliminary Proxy is allegedly false and materially misleading. In particular, the complaint alleges that Life Time and the Board failed to disclose material information in the Preliminary Proxy regarding the background of the merger and financial information that shareholders need to fully consider the merits of the merger. The complaint seeks, among other things, to enjoin the closing of the merger, unspecified damages, and to award plaintiff’s costs, including attorneys’ fees. Life Time and the Board believe that the action is without merit, and intend to vigorously defend against all claims asserted.
The Shareholder Actions are in their early stages, and thus the Company is unable to reasonably estimate any potential material loss in the event of an unfavorable outcome in one or more of these actions. While they could impact consummation of the merger, Life Time and the Board intend to vigorously defend the Actions, denying any and all violations of state or federal law alleged therein.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. This ASU is effective for annual reporting periods beginning after December 15, 2016. In April 2015, the FASB proposed to defer the effective date of this ASU to December 15, 2017, with the option to adopt as early as December 15, 2016. The FASB has not yet voted on the proposal. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated balance sheets.

8.	Derivative Instruments
As part of our financial risk management program, we may periodically use interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity.
In August 2011, we entered into an interest rate swap contract that effectively fixed the rates paid on a total of $200.0 million of variable rate borrowings at 1.32% plus the applicable spread (which depends on our EBITDAR leverage ratio) until June 2016. EBITDAR is a non-GAAP, non-cash measure which consists of net income plus interest expense, net, provision for income taxes, depreciation and amortization and rent expense. We pay 1.32% and receive LIBOR on the notional amount of $200.0 million. The contract has been designated a cash flow hedge against interest rate volatility. In accordance with applicable accounting guidance, changes in the fair value of the swap contract are recorded in accumulated other comprehensive loss, net of tax. As of March 31, 2015, the $1.4 million fair value loss, net of tax, of the swap contract was recorded as accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets and the $2.3 million gross fair value of the swap contract was included in long-term debt.
On an ongoing basis, we assess whether the interest rate swap used in this hedging transaction is “highly effective” in offsetting changes in the fair value or cash flow of the hedged item by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. No ineffectiveness was experienced in the interest rate swap during the three months ended March 31, 2015 or March 31, 2014. If it is determined that the derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be effective would be recognized in earnings.
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
Fair Value Measurements on a Recurring Basis
The fair value of the interest rate swap is determined using observable current market information such as the prevailing Eurodollar interest rates, Eurodollar yield curve rates and current fair values as quoted by recognized dealers, and also includes consideration of counterparty credit risk. The following table presents the fair value of our derivative financial instrument as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
	Total	Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability as of
March 31, 2015	$2,259	$—	$2,259	$—
Interest rate swap liability as of
December 31, 2014	$2,331	$—	$2,331	$—
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
We had no remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2015 or March 31, 2014.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amounts related to cash and cash equivalents (Level 1), accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturities of such instruments.
The fair value of our long-term debt and capital leases are estimated based on estimated current rates for debt with similar terms, credit worthiness and the same remaining maturities. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 2). The fair value estimates presented are based on information available to us as of March 31, 2015. These fair value

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.
The following table presents the carrying value and the estimated fair value of long-term debt:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate debt	$623,730	$620,543	$628,937	$626,206
Floating-rate debt	576,454	576,454	567,276	567,276
Obligations under capital leases	4,560	5,477	4,697	5,682
Total	$1,204,744	$1,202,474	$1,200,910	$1,199,164

10.	Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following table presents information about accumulated other comprehensive income (loss) by component (net of tax):

	Gains (Losses) on Cash Flows Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,398)	$(8,035)	$(9,433)
Other comprehensive income (loss)	43	(5,108)	(5,065)
Balance at March 31, 2015	$(1,355)	$(13,143)	$(14,498)

11.	Goodwill and Intangible Assets
The goodwill balance was $61.1 million at both March 31, 2015 and December 31, 2014. The gross intangibles balance was $51.0 million at both March 31, 2015 and December 31, 2014.
At March 31, 2015, intangible assets consisted of the following:

	Gross	Accumulated Amortization	Net
Leasehold rights	$16,151	$2,129	$14,022
Trade/brand names	20,858	3,392	17,466
Curriculum- and technology-based intangibles	6,695	2,008	4,687
Customer relationships	7,337	1,848	5,489
Total intangible assets	$51,041	$9,377	$41,664
Amortization expense for intangible assets was $0.9 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

12.	Proposed Merger Transaction
We have ceased exploring the separation of our real estate holdings from the operation of our fitness centers and related products and services into two publicly traded corporations, which was previously announced on August 22, 2014. On March 15, 2015, we (the "Company") entered into an Agreement and Plan of Merger, dated March 15, 2015 (the “Merger Agreement”), with LTF Holdings, Inc., a Delaware corporation (“Parent”) and LTF Merger Sub, Inc., a Minnesota corporation and an indirect, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as an

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

indirect, wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time (other than (i) shares held by Life Time, Parent or Merger Sub or any direct or indirect subsidiary of Life Time or Parent; (ii) shares being contributed to Parent by Bahram Akradi, our Chief Executive Officer, and any other persons pursuant to the contribution and subscription agreement between Mr. Akradi and Parent entered into in connection with the Merger; and (iii) shares held by shareholders who have perfected and not withdrawn a demand for dissenters’ rights or who have not otherwise lost dissenters’ rights under Minnesota law with respect to such shares) will be automatically canceled and converted into the right to receive $72.10 in cash, without interest, less any applicable taxes required to be withheld.
Consummation of the Merger is subject to customary conditions, including without limitation, (i) the approval by the holders of a majority of the voting power of all shares of the Company’s common stock entitled to vote on the Merger; and (ii) the absence of any law or order restraining, enjoining, rendering illegal or otherwise prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain qualifications) and (b) the other party’s material compliance with its covenants and agreements contained in the Merger Agreement. In addition, Parent’s and Merger Sub’s obligations to consummate the Merger are subject to the absence of a Life Time Material Adverse Effect (as defined in the Merger Agreement). Consummation of the Merger is not subject to a financing condition.
The Merger is expected to close in the second quarter of 2015.
For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2015.

13.	Immaterial Restatement of Prior Year Financial Statements
As disclosed within Item 8, Note 12 of our 2014 Annual Report on Form 10-K, we determined that we had inappropriately classified a 2008 sale-leaseback transaction as an operating lease rather than accounting for the lease under the financing method, as the agreement did not transfer all of the risks and rewards of ownership due to our continuing involvement with the property. We determined the error to be immaterial to the consolidated financial statements for all respective prior periods. The impact of these corrections to the three months ended March 31, 2014 unaudited consolidated financial statements is summarized below.
The following changes have been made to our Unaudited Consolidated Statement of Operations for the three months ended March 31, 2014:

LIFE TIME FITNESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

	For the Three Months Ended
	March 31, 2014
	As Previously Reported	Restated
Center operations expense	$183,118	$181,377
Other operating expense	14,422	14,461
Depreciation and amortization expense	32,138	32,856
Total operating expenses	257,881	256,897
Income from operations	54,074	55,058
Interest expense, net of interest income	(7,851)	(9,122)
Total other expense	(7,554)	(8,825)
Income before income taxes	46,520	46,233
Provision for income taxes	18,205	18,096
Net income	28,315	28,137
Basic earnings per common share	$0.70	$0.69
Diluted earnings per common share	$0.69	$0.69
The following changes have been made to our Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2014:

	For the Three Months Ended
	March 31, 2014
	As Previously Reported	Restated
Net cash provided by operating activities	$77,660	$77,950
Net cash provided by financing activities	21,713	21,423
The impact of the corrections on the Unaudited Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 include a decrease to net income and comprehensive income of $0.2 million.
The notes to the unaudited consolidated financial statements have been corrected to give effect to these items.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can usually be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “opinion,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results in the future to differ materially from its historical results and those presently anticipated or projected. Among these factors are attracting and retaining members; risks related to our debt levels and debt covenants; the ability to access our existing credit facility and obtain additional financing; strains on our business from continued and future growth, including potential acquisitions and other strategic initiatives; risks related to maintenance and security of our data; potential recognition of compensation expense related to performance-based stock grants; competition from other health and fitness centers; identifying and acquiring suitable sites for new centers; delays in opening new centers; unanticipated expenses relating to regulatory matters or litigation; risks relating to our proposed merger, including, our inability to obtain shareholder approval as required for the merger, conditions to the closing of the merger, including the obtaining of required regulatory approvals, may not be satisfied,  the merger may involve unexpected costs, liabilities or delays, our business may suffer as a result of uncertainty surrounding the merger, the outcome of any legal proceedings related to the merger; our company may be adversely affected by other economic, business, and/or competitive factors, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement,  the ability to recognize benefits of the merger, risks that the merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger, and other risks to consummation of the merger, including the risk that the merger will not be consummated within the expected time period or at all; and other factors set forth in the risk factor section of the Company’s annual report on Form 10-K filed with the SEC.
We caution investors not to place undue reliance on any such forward-looking statements, which speak only as of the date on which such statements were made. We undertake no obligation to update such statements to reflect events or circumstances arising after such date.
Overview
We operate distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of April 28, 2015, we operated 114 centers in 25 states and one Canadian province under the LIFE TIME FITNESS® and LIFE TIME ATHLETIC® brands.
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
Our new center expansion focuses on strategic locations which we believe will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. These locations typically represent our Life Time Athletic centers, which includes all centers under our Onyx and Diamond membership plans, and will be located in areas with higher demographic profiles. Of the six new centers we plan to open in 2015, one of which is already open, five are Life Time Athletic centers.
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
As a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue may be lower in future periods than in the past. Of the six new centers we plan to open in 2015, one of which is already open, three are in existing markets. We do not expect operating costs of our planned new centers to be significantly higher than current centers, and we also do not expect the new centers to have a material adverse effect on the overall financial condition or results of operations of existing centers.
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
Same-center revenue growth for mature centers for the three months ended March 31, 2015 was (0.6)% compared to 1.1% for the three months ended March 31, 2014. These changes are driven primarily by a decrease in membership dues at some of our mature centers and lower average recognized enrollment fees.
Attrition for the three months ended March 31, 2015 was 7.3% compared to 8.2% for the three months ended March 31, 2014. Attrition for the trailing 12-months ended March 31, 2015, was 34.4% compared to 35.7% for the trailing 12-months ended March 31, 2014. The decrease in the attrition rates was driven primarily by our increased member retention efforts.
We have three primary sources of revenue:

•
First, our largest source of revenue is membership dues (62.8% of total revenue for the three months ended March 31, 2015, compared to 63.1% for the three months ended March 31, 2014) and enrollment fees (0.9% of total revenue for the three months ended March 31, 2015, down from 1.0% for the three months ended March 31, 2014).

•
Second, we generate revenue within a center, which we refer to as in-center revenue or in-center businesses (32.1% of total revenue for the three months ended March 31, 2015, compared to 31.5% for the three months ended March 31, 2014), including fees for personal training, registered dietitians, group fitness training and other member activities, sales of products at our cafés, sales of products and services offered at our spas and tennis programs.

•
Third, we have expanded the LIFE TIME FITNESS® brand into two other offerings: health, and events and media. These offerings generate revenue, which we refer to as other revenue or ancillary businesses (4.2% of total revenue for the three months ended March 31, 2015, down from 4.4% for the three months ended March 31, 2014). Our health offering includes health promotion programs for members, non-members and corporations. Our events and media offerings include athletic events and related services, which includes our race registration and timing businesses, and media which includes our magazine, Experience Life®.

We have five primary sources of operating expenses:

•
Center operations expenses (58.4% of total revenue for the three months ended March 31, 2015, up from 58.1% for the three months ended March 31, 2014) consist primarily of salaries, commissions, payroll taxes, benefits, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our centers.

•
Advertising and marketing expenses (4.8% of total revenue for the three months ended March 31, 2015, compared to 4.0% for the three months ended March 31, 2014) consist of our marketing department costs and media and advertising costs to support and grow center membership levels, in-center businesses, new center openings and our ancillary businesses.

•
General and administrative expenses (4.9% of total revenue for the three months ended March 31, 2015, down from 5.1% for the three months ended March 31, 2014) include costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations.

•
Other operating expenses (4.6% of total revenue for the three months ended March 31, 2015 and the three months ended March 31, 2014) include the costs associated with our health and our events and media businesses and other corporate expenses, as well as gains or losses on our disposal of assets.

•
Depreciation and amortization (11.7% of total revenue for the three months ended March 31, 2015, up from 10.5% for the three months ended March 31, 2014) are computed primarily using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

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
Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2014.

Results of Operations
The following table sets forth our statements of operations data as a percentage of total revenue and also sets forth other financial and operating data:

	For the Three Months Ended
	March 31,
	2015	2014
Revenue:
Membership dues	62.8%	63.1%
Enrollment fees	0.9	1.0
In-center revenue	32.1	31.5
Total center revenue	95.8	95.6
Other revenue	4.2	4.4
Total revenue	100.0	100.0
Operating expenses:
Center operations	58.4	58.1
Advertising and marketing	4.8	4.0
General and administrative	4.9	5.1
Other operating	4.6	4.6
Depreciation and amortization	11.7	10.5
Total operating expenses	84.4	82.3
Income from operations	15.6	17.7
Other income (expense):
Interest expense, net	(3.4)	(2.9)
Equity in earnings of affiliate	0.1	0.1
Total other expense	(3.3)	(2.8)
Income before income taxes	12.3	14.9
Provision for income taxes	4.8	5.8
Net income	7.5%	9.1%
Other financial data:
Same-center revenue growth (open 13 months or longer) (1)	0.2%	1.5%
Same-center revenue growth (open 37 months or longer) (1)	(0.6)%	1.1%
Average center revenue per Access membership (2)	$452	$429
Average in-center revenue per Access membership (3)	$154	$144
Trailing 12-month attrition rate (4)	34.4%	35.7%
Quarterly attrition rate (5)	7.3%	8.2%
EBITDA (in thousands) (6)	$90,546	$88,211
EBITDA margin (7)	27.3%	28.3%
EBITDAR (in thousands) (6)	$98,650	$96,834
EBITDAR margin (8)	29.8%	31.0%
Capital expenditures (in thousands) (9)	$81,976	$82,826

Results of Operations (continued)	As of March 31,
	2015	2014
Operating data (10):
Centers open (11)	114	108
Center square footage (12)	10,942,828	10,345,779
Memberships:
Access memberships	711,181	702,011
Non-Access memberships	126,646	110,000
Total memberships	837,827	812,011

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

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and EBITDAR (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Net income	$24,603	$28,137
Interest expense, net	11,166	9,122
Provision for income taxes	16,041	18,096
Depreciation and amortization	38,736	32,856
EBITDA	$90,546	$88,211
Rent expense	8,104	8,623
EBITDAR	$98,650	$96,834

(7)	EBITDA margin is the ratio of EBITDA to total revenue.

(8)	EBITDAR margin is the ratio of EBITDAR to total revenue.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Total revenue. Total revenue increased $19.1 million, or 6.1%, to $331.1 million for the three months ended March 31, 2015 from $312.0 million for the three months ended March 31, 2014.
Total center revenue grew $19.0 million, or 6.4%, to $317.3 million for the three months ended March 31, 2015 from $298.3 million for the three months ended March 31, 2014. Of the $19.0 million increase in total center revenue,

•
58.1% was from membership dues, which increased $11.0 million, or 5.6%, due primarily to higher average dues. Our number of Access memberships increased 1.3% to 711,181 at March 31, 2015, from 702,011 at March 31, 2014.

•
43.0% was from in-center revenue, which increased $8.2 million, or 8.3%, primarily as a result of a $4.3 million increase in personal training revenue, a $1.5 million increase in sales of our café products and a $1.1 million increase in our tennis revenue. Average in-center revenue per Access membership increased to $154 for the three months ended March 31, 2015 from $144 for the three months ended March 31, 2014.

•
(1.1)% was from enrollment fees, which declined $0.2 million to $2.9 million. Enrollment fees are deferred until a center opens and recognized on a straight-line basis over our estimated average membership life. The estimated average membership life is 33 months. The revenue recognized from enrollment fees was lower in the first three months of 2015 as compared to the first three months of 2014 primarily due to lower average enrollment fees over the deferral period.
Other revenue increased $0.2 million, or 1.6%, to $13.8 million for the three months ended March 31, 2015 from $13.6 million for the three months ended March 31, 2014.
Center operations expenses. Center operations expenses totaled $193.3 million, or 60.9% of total center revenue (or 58.4% of total revenue), for the three months ended March 31, 2015 compared to $181.4 million, or 60.8% of total center revenue (or 58.1% of total revenue), for the three months ended March 31, 2014. This $11.9 million increase primarily consisted of an increase of $6.5 million in additional payroll-related costs, primarily for the one center which opened in the first three months of 2015 and the six centers which opened in 2014. The increase in center operations expenses as a percent of total revenue was due primarily to centers under one year old operating at lower margins as they build their membership base coupled with lower membership dues at certain mature centers.
Advertising and marketing expenses. Advertising and marketing expenses were $15.9 million, or 4.8% of total revenue, for the three months ended March 31, 2015 compared to $12.3 million, or 4.0% of total revenue, for the three months ended March 31, 2014. These expenses increased primarily due to increased marketing activity to drive member retention.
General and administrative expenses. General and administrative expenses were $16.4 million, or 4.9% of total revenue, for the three months ended March 31, 2015 compared to $15.9 million, or 5.1% of total revenue, for the three months ended March 31, 2014. This increase is primarily due to costs of $2.0 million associated with our potential merger transaction.
Other operating expenses. Other operating expenses were $15.3 million for the three months ended March 31, 2015 compared to $14.5 million for the three months ended March 31, 2014.
Depreciation and amortization. Depreciation and amortization was $38.7 million for the three months ended March 31, 2015 compared to $32.9 million for the three months ended March 31, 2014. This increase was primarily due to the depreciation on the six new facilities opened in 2014.
Interest expense, net. Interest expense, net of interest income, was $11.2 million for the three months ended March 31, 2015 compared to $9.1 million for the three months ended March 31, 2014. This $2.1 million increase was primarily a result of an increase in debt levels during 2014 to fund future center expansion, other growth initiatives and share repurchases.
Provision for income taxes. The provision for income taxes was $16.0 million for the three months ended March 31, 2015 compared to $18.1 million for the three months ended March 31, 2014. The effective tax rate was 39.5% for the three months ended March 31, 2015 and 39.1% for the three months ended March 31, 2014.
Net income. As a result of the factors described above, net income was $24.6 million, or 7.5% of total revenue, for the three months ended March 31, 2015 compared to $28.1 million, or 9.1% of total revenue, for the three months ended March 31, 2014.
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

Our business model operates with negative working capital primarily for two reasons. First, we carry minimal accounts receivable due to our members' monthly membership dues paid by electronic draft. Second, we fund the construction of our new centers under standard arrangements with our vendors that are paid with cash flows from operations or our credit facility.
As of March 31, 2015, we had total cash and cash equivalents of $14.9 million. We also had $438.5 million available under the existing terms of our credit facility as of March 31, 2015.
The following table summarizes our capital structure as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(In thousands)
Long-term debt	$1,182,052	$1,178,455
Current maturities of long-term debt	22,693	22,455
Total debt	1,204,745	1,200,910
Financing lease obligation	54,100	54,491
Current portion of financing lease obligation	1,518	1,474
Total financing lease obligation	55,618	55,965
Total debt and financing lease obligation	1,260,363	1,256,875
Total shareholders’ equity	1,130,132	1,105,124
Total capitalization	$2,390,495	$2,361,999

Operating Activities
Net cash provided by operating activities was $83.1 million for the three months ended March 31, 2015, compared to $78.0 million for the three months ended March 31, 2014.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment by cash payments or by financing through notes payable or capital lease obligations.
Net cash used in investing activities was $82.8 million for the three months ended March 31, 2015, compared to $95.1 million for the three months ended March 31, 2014. The decrease of $12.3 million was primarily due to acquisitions in the first quarter of 2014.
Our capital expenditures were as follows:

	For the Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash purchases of property and equipment	$81,976	$82,826
Non-cash change in construction accounts payable	2,562	(8,226)
Other non-cash changes to property and equipment	(5,151)	(319)
Total capital expenditures	$79,387	$74,281

The following schedule reflects capital expenditures by type of expenditure:

	For the Three Months Ended
	March 31,
	2015	2014
	(In thousands)
New center land and construction, expansion or major remodel of existing or acquired centers and other growth initiatives	$64,960	$60,711
Maintenance of existing facilities and corporate initiatives	14,427	13,570
Total capital expenditures	$79,387	$74,281
At March 31, 2015, we had purchased the real property for four centers we plan to open in 2015 and four centers we plan to open after 2015. We had also entered into ground leases for two centers we plan to open in 2015 and one ground lease for a center we plan to open after 2015. Construction in progress, including land purchased for future development, totaled $191.7 million and $172.1 million at March 31, 2015 and December 31, 2014, respectively.
During the three month period ended March 31, 2014, we spent $16.0 million to acquire several major-market athletic events.

We expect our cash capital expenditures to be approximately $325 million to $375 million in 2015, including approximately $245 million to $295 million in the remaining nine months of 2015. Of this approximately $245 million to $295 million, we expect to incur approximately $180 million to $210 million for new center construction and approximately $65 million to $85 million for the updating of existing centers and corporate infrastructure. We plan to fund these capital expenditures primarily with cash flow from operations and our credit facility.
Financing Activities
Financing activities consist primarily of proceeds from long-term debt, repayments of and proceeds from our credit facility, payments on debt obligations and repurchases of common stock.
Net cash provided by financing activities was $5.5 million for the three months ended March 31, 2015 compared to $21.4 million for the three months ended March 31, 2014. This change of $15.9 million was primarily due to a decrease of $80.0 million in proceeds from long-term borrowings, partially offset by a decrease of $60.5 million in common stock repurchases.

Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Credit facility, interest only due monthly at interest rates ranging from LIBOR plus 1.25% to 2.25% or base plus 0.25% to 1.25%, facility expires May 2019	$743,000	$733,750
Mortgage notes payable with monthly interest and principal payments totaling $632 including interest at 6.03% to February 2017	92,910	93,399
Mortgage notes payable with monthly interest and principal payments totaling $531 including interest at 5.06% to February 2024	77,457	78,063
Mortgage notes payable with monthly interest and principal payments totaling $669 including interest at 4.70% to August 2027	75,424	76,537
Mortgage notes payable with monthly interest and principal payments totaling $503 including interest at 5.75% to December 2016	65,489	66,052
Mortgage notes payable with monthly interest and principal payments totaling $775 including interest at 4.45% to March 2023	62,540	64,159
Mortgage notes payable with monthly interest and principal payments totaling $423 including interest at 4.48% to September 2026	45,600	46,354
Other	37,764	37,899
Total debt (excluding obligations under capital leases)	1,200,184	1,196,213
Obligations under capital leases	4,560	4,697
Total debt	1,204,744	1,200,910
Less current maturities	22,693	22,455
Total long-term debt	$1,182,051	$1,178,455
Credit Facility
In May 2014, we amended, enlarged and extended our credit facility. The amount of our credit facility was increased from $860.0 million to $1.20 billion. We may increase the facility by an additional $500.0 million through the exercise of an accordion feature if one or more lenders commit the additional $500.0 million. The term of the facility was extended to May 2019.
As of March 31, 2015, $743.0 million was outstanding on the credit facility at a weighted average interest rate of 2.2%, plus $13.5 million related to letters of credit, leaving $438.5 million available for additional borrowing under the credit facility. The weighted average interest rate and debt outstanding under the credit facility for the three months ended March 31, 2015 was 2.2% and $716.9 million, respectively. The maximum month-end balance during the three months ended March 31, 2015 was $743.3 million.
As of March 31, 2014, $514.6 million was outstanding on the credit facility at a weighted average interest rate of 2.4%. The weighted average interest rate and debt outstanding under the credit facility for the three months ended March 31, 2014 was 2.4% and $470.5 million, respectively. The maximum month-end balance during the three months ended March 31, 2014 was $514.6 million.
Debt Covenants
We are in compliance in all material respects with all restrictive and financial covenants under our various credit facilities as of March 31, 2015.

Our primary financial covenants under the credit facility are:

		Actual as of	Actual as of
		March 31,	December 31,
Covenant	Requirement	2015	2014
Total Consolidated Debt to Adjusted EBITDAR	Not more than 4.00 to 1.00	3.50 to 1.00	3.51 to 1.00
Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	2.98 to 1.00	3.09 to 1.00
Unencumbered Asset Ratio	Not less than 1.30 to 1.00	1.97 to 1.00	1.94 to 1.00
The formulas for these covenants are specifically defined in the credit agreement for our credit facility and include, among other things, an add back of share-based compensation expense to EBITDAR.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our consolidated cash flows and consolidated results of operations. As of March 31, 2015 and December 31, 2014, our net floating rate indebtedness was $576.5 million and $567.3 million, respectively. If long-term floating interest rates were to have increased by 100 basis points during the three months ended March 31, 2015, our interest costs would have increased by approximately $1.4 million. If short-term interest rates were to have increased by 100 basis points during the three months ended March 31, 2015, our interest income from cash equivalents would have increased by less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our floating rate indebtedness and cash equivalents balances at March 31, 2015.
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

ITEM 1A. RISK FACTORS
Other than as noted below, there have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.
We can provide no assurance that our proposed going private transaction will close.
On March 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with LTF Holdings, Inc., a Delaware corporation (“Parent”) and LTF Merger Sub, Inc., a Minnesota corporation and an indirect, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into Life Time, with Life Time surviving as an indirect, wholly owned subsidiary of Parent (the “Merger”).
We can provide no assurance that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. There are a number of risks surrounding the Merger, including, among other things, (a) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay a termination fee of $97.0 million; (b) Parent’s failure to obtain the necessary debt or equity financing set forth in the equity commitment letters and debt commitment letter provided to Parent in connection with the Merger, or alternative financing, or the failure of any such financing to be sufficient to complete the Merger and the transactions contemplated by the Merger Agreement; or (c) litigation surrounding the Merger as described in this Quarterly Report on Form 10-Q. The closing of the Merger is subject to customary conditions, including without limitation, (i) the approval by the holders of a majority of the voting power of all shares of Life Time common stock entitled to vote on the Merger and (ii) the absence of any law or order restraining, enjoining, rendering illegal or otherwise prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain qualifications) and (b) the other party’s material compliance with its covenants and agreements contained in the Merger Agreement. In addition, Parent’s and Merger Sub’s obligations to consummate the Merger are subject to the absence of a Life Time Material Adverse Effect (as defined in the Merger Agreement). There can be no assurance that approval of our shareholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.
Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated, depending on the circumstances giving rise to termination, we may be required to (a) reimburse Parent, Merger Sub, and their respective affiliates for expenses incurred in connection with the Merger Agreement up to a maximum of $7.0 million (“Parent Expenses”), and (b) pay a termination fee (excluding any Parent Expenses) of $97.0 million.
Our financial condition, results of operations and cash flows could be adversely impacted as a result of the Merger.
The Merger may cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•
members, vendors, or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in First Quarter 2015
In June 2006, our Board of Directors authorized the repurchase of 500,000 shares of our common stock from time to time in the open market or otherwise for the primary purpose of offsetting the dilutive effect of shares issued under our ESPP (the "ESPP Authorization"). From June 2006 through March 31, 2015, we repurchased 286,910 shares pursuant to the ESPP Authorization, of which 15,459 shares were repurchased during the first three months of 2015. The shares repurchased to date have been purchased in the open market and, upon repurchase, became unissued shares of our common stock.
The following table presents the repurchases of stock under the ESPP Authorization in the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased
January 1-31, 2015	15,459	$54.64	213,090
February 1-28, 2015	—	$—	213,090
March 1-31, 2015	—	$—	213,090
Total	15,459	$54.64	213,090
On July 22, 2014, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time through open market or privately negotiated transactions. The authorization to repurchase shares terminates when the aggregate repurchase amount totals $200.0 million or at the close of business on June 30, 2016, whichever occurs first. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and the program may be extended, modified, suspended or discontinued at any time. As of March 31, 2015, no shares have been repurchased under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits filed with this report

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated March 15, 2015, among the Registrant, LTF Holdings, Inc., and LTF Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 15, 2015 (File No. 001-32230).
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated March 15, 2015 (File No. 001-32230).
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
4.2	First Amendment to Rights Agreement, dated March 15, 2015, between the Registrant and Wells Fargo Bank, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated March 15, 2015 (File No. 001-32230).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Life Time Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2015.

LIFE TIME FITNESS, INC.
By:	/s/ Bahram Akradi
Name: Bahram Akradi Title: Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Eric J. Buss
Name: Eric J. Buss Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John M. Hugo
Name: John M. Hugo Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated March 15, 2015, among the Registrant, LTF Holdings, Inc., and LTF Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 15, 2015 (File No. 001-32230).
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32230).
3.2	Amended and Restated By-Laws of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated March 15, 2015 (File No. 001-32230).
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-113764), filed with the Commission on June 23, 2004.
4.2	First Amendment to Rights Agreement, dated March 15, 2015, between the Registrant and Wells Fargo Bank, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated March 15, 2015 (File No. 001-32230).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.	Filed Electronically.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.	Filed Electronically.
32	Section 1350 Certifications.	Filed Electronically.
101
The following materials from Life Time Fitness's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to the unaudited consolidated financial statements.
Filed Electronically.